Form 10-Q
period 1996-03-31
ZOOM TELEPHONICS INC
filed 1996-05-14
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 0-18672


                             ZOOM TELEPHONICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Canada                              04-2621506
                  ------                              ----------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)


      207 South Street, Boston, Massachusetts                    02111
      ---------------------------------------                    -----
      (Address of Principal Executive Offices in the U.S.)      (Zip Code)


      1200 Royal Center
      1055 West Georgia Street, Vancouver, B.C.                   V6E 3P3
      -----------------------------------------                   -------
      (Address of Principal Executive Offices in Canada)         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (617) 423-1072

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of May 8, 1996 was 7,159,530 shares.

                             ZOOM TELEPHONICS, INC.
                                      INDEX


                                                                                  Page
                                                                                  ----
Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of March 31,1996
               and December 31, 1995                                               3

           Consolidated Statements of Income for the Three
               Months Ending March 31, 1996 and 1995                               4

           Consolidated Statements of Cash Flows for the Three
               Months Ending March 31, 1996 and 1995                               5

           Notes to Consolidated Financial Statements                              6

  Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations                   7 - 8


Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                       9

           Signatures                                                             10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets


                                                                                          3/31/96             12/31/95
ASSETS                                                                                   (Unaudited)          (Audited)
                                                                                         -----------          ---------
Current assets:

     Cash and cash equivalents                                                        $      598,410       $      150,671
     Accounts receivable, net of reserves
        for doubtful accounts, returns and allowances of
        $3,378,658 at 3/31/96 and $2,717,463 at 12/31/95                                  22,031,419           20,396,314
     Inventories                                                                          23,753,634           24,173,557
     Deferred income taxes                                                                 1,513,461            1,513,461
     Deferred registration fees                                                              350,000                    -
     Prepaid expenses and other assets                                                       214,426              221,907
                                                                                      --------------       --------------

                           Total current assets                                           48,461,350           46,455,910

Property and equipment, net                                                                3,235,230            3,138,907
                                                                                      --------------       --------------

                                                                                      $   51,696,580       $   49,594,817
                                                                                      ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Credit line payable                                                              $    6,600,000        $   2,500,000
     Accounts payable                                                                     12,497,257           18,635,269
     Accrued expenses                                                                      1,702,223              948,911
     Income taxes payable                                                                    888,801              236,493
                                                                                      --------------       --------------

                           Total current liabilities                                      21,688,281           22,320,673
                                                                                      --------------       --------------

Stockholders' equity:

     Common stock, no par value 25,000,000 shares authorized; 6,247,330 shares issued and outstanding at March 31, 1996
       and 6,200,930 at December 31, 1995                                                  7,810,469            7,289,577
     Retained earnings                                                                    22,197,830           19,984,567
                                                                                      --------------       --------------

                           Total stockholders' equity                                     30,008,299           27,274,144
                                                                                      --------------       --------------

                                                                                      $   51,696,580       $   49,594,817
                                                                                      ==============       ==============


                             ZOOM TELEPHONICS, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                          Three Months Ending March  31,
                                                                                           1996                   1995
                                                                                      --------------        --------------
Net sales                                                                             $   33,245,098        $   20,338,965
Costs of goods sold                                                                       25,462,178            15,548,995
                                                                                      --------------        --------------

     Gross profit                                                                          7,782,920             4,789,970

Operating expenses:
     Selling                                                                               2,705,588             2,018,512
     General and administrative                                                              828,003               519,463
     Research and development                                                                611,084               403,795
                                                                                      --------------        --------------

         Total operating expenses                                                          4,144,675             2,941,770
                                                                                      --------------        --------------

     Income from operations                                                                3,638,245             1,848,200

Other income (expense), net                                                                 (124,982)               21,250
                                                                                      --------------        ---------------

     Income before income taxes                                                            3,513,263             1,869,450

Income tax expense                                                                         1,300,000               729,000
                                                                                      --------------        --------------

     Net income                                                                       $    2,213,263        $    1,140,450
                                                                                      ==============        ==============

Income per common and common equivalent
   share:

     Primary                                                                          $          .35        $          .19
                                                                                      ==============        ==============

     Fully diluted                                                                    $          .35        $          .19
                                                                                      ==============        ==============

Average common and common equivalent
   shares outstanding:

     Primary                                                                               6,359,287             6,025,395
                                                                                      ==============        ==============

     Fully diluted                                                                         6,359,287             6,025,395
                                                                                      ==============        ==============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Three Months Ending March 31,
                                                                                           1996                  1995
                                                                                       --------------        --------------
Cash flows from operating activities:
     Net income                                                                       $   2,213,263         $   1,140,450
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                         116,838                58,281
      Changes in assets and liabilities:
        Accounts receivable                                                              (1,635,105)           (1,015,029)
        Inventories                                                                         419,923              (356,758)
        Deferred registration fees                                                         (350,000)
        Prepaid expenses and other assets                                                     7,481                34,092
        Accounts payable and accrued expenses                                            (5,384,700)            2,144,686
        Accrued income taxes                                                                652,308               389,500
        Tax benefit from exercise of non-qualified
            stock options                                                                   153,692                     -
                                                                                      -------------         -------------


             Net cash provided by (used in) operating activities                         (3,806,300)            2,395,222
                                                                                      -------------         -------------

Cash flows from investing activities:
      Additions to property, plant and equipment                                           (213,161)             (253,277)
                                                                                      -------------         -------------

Cash flows from financing activities:
      Net borrowings under revolving bank line of credit                                  4,100,000                     -
      Proceeds from exercise of stock options                                               367,200                     -
                                                                                      -------------         -------------

             Net cash provided by financing activities                                    4,467,200                     -
                                                                                      -------------         -------------

Net increase in cash and cash equivalents                                                   447,739             2,141,945

Cash and cash equivalents, beginning of period                                              150,671               975,400
                                                                                      -------------         -------------

Cash and cash equivalents, end of period                                              $     598,410            $3,117,345
                                                                                      =============            ==========

Supplemental disclosures of cash flow information:

    Cash paid during the year for:

      Interest                                                                        $      88,178         $           -
      Income taxes                                                                          494,000               339,500

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1995 included in the Company's 1995 Annual Report on Form 10-K.

         The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three months ending March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ending March 31, 1996 and 1995 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

         The results of operations for the three months ending March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

         Certain expenses, including employee benefit and occupancy expenses, have been reclassified from general and administrative expense to cost of goods sold, selling, and research and development expenses in order to more accurately reflect the Company's cost structure. These reclassifications have been made to the 1995 statements in order to conform to the 1996 presentation.

(2) Inventories

         Inventories consist of the following:      3/31/96               12/31/95
                  Raw Materials                  $ 12,880,160           $ 13,300,407
                  Work in Process                   4,831,030              6,647,963
                  Finished Goods                    6,042,444              4,225,187
                                               --------------          -------------

                                                 $ 23,753,634           $ 24,173,557
                                               ==============           ============

(3) Subsequent Event

            On April 11, 1996, the Company sold 800,000 shares of its Common Stock in a registered offering on a direct placement basis, realizing proceeds of $11,900,000 in cash before estimated expenses of $350,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Zoom Telephonics, Inc., ("Zoom" or "the Company"), achieved net sales of $33,245,098 and net income of $2,213,263 for the Company's first quarter ending March 31, 1996, up 63.5% and 94.1% respectively from the prior year's first quarter. Earnings per share rose from $0.19 for the first quarter of 1995 to $0.35 for the first quarter of 1996.

         Net sales for the quarter ending March 31, 1996 increased $12,906,133 or 63.5% over the first quarter of 1995. This increase was primarily due to strong growth in OEM sales and in international sales of Zoom brand packaged products. OEM sales grew to 18% of overall sales from 6% in the quarter ending March 31, 1995 as the percentage of personal computers shipping with a faxmodem increased, and as Zoom increased its efforts in the OEM area. International sales grew to 17% of overall sales from 6% in the first quarter of 1995 due to significant expansion of the number of products approved for sale outside of North America, and the expansion of the number of high volume retailers and distributors selling Zoom products internationally. Sales of Zoom brand packaged products through North American retailers and distributors also grew, fueled by demand for V.34 28,800 bps modems.

         Gross margin was 23.4% in the first quarter of 1996, only a slight decrease from 23.6% in the first quarter of 1995 despite a significantly higher mix of OEM sales, which typically result in lower gross margin and lower associated selling expense. The lower margin from OEM sales was partially offset by a changing sales mix to higher margin V.34 28,800 bps modems.

         Selling expenses during the first quarter of 1996 increased 34% to $2,705,588 from $2,018,512 in the first quarter of 1995. The increase was primarily due to costs related to the Company's increased sales, including increases in selling commissions, payroll expenses from personnel additions in sales and customer service, and cooperative advertising allowances. Selling expenses as a percentage of net sales decreased to 8.1% for the first quarter of 1996 from 9.9% for the first quarter of 1995, primarily due to the higher mix of OEM sales.

         General and administrative expenses increased 59.4% to $828,003 or 2.5% of net sales during the first quarter of 1996 from $519,463 or 2.6% of net sales in the first quarter of 1995. The increase was primarily due to increased personnel expenses to support the Company's growth.

         Research and development expenses increased 51.3% to $611,084 or 1.8% of net sales during the first quarter of 1996 from $403,795 or 2.0% of net sales in the first quarter of 1995. The increase in expenses was primarily due to the addition of personnel to support the Company's development efforts.

         Operating income increased 96.9% to $3,638,245 or 10.9% of net sales during the first quarter of 1996 from $1,848,200 or 9.1% of net sales in the first quarter of 1995. The growth was primarily due to higher sales and the decrease in selling expenses as a percentage of sales.

Liquidity and Capital Resources

         Zoom ended the first quarter of 1996 with a strong balance sheet. Working capital increased $2,597,832 or 10.9% during the quarter to $26,773,069, with the current ratio improving from 2.08 to 2.23. Cash and cash equivalents increased $447,739 to $598,410. In addition, the Company has a $10 million line of credit, of which $6,600,000 was outstanding on March 31, 1996. On April 11, 1996 the Company sold 800,000 shares of its common stock in a registered offering on a direct placement basis for proceeds of $11,900,000 before payment of estimated expenses of $350,000.

         Operating activities used $3,806,300 in cash during the first quarter of 1996. During this period accounts payable and other accrued expenses were reduced by $5,384,700. Accounts receivable increased $1,635,105 due to a slight increase in the days sales outstanding during the quarter. These uses of cash flow were partially offset by the Company's $2,213,263 net income, an increase in accrued taxes of $652,308, and a decrease in inventories of $419,923.

         Zoom's capital expenditures of $213,161 during the first quarter of 1996 reflected continuing renovation of its headquarters and purchases of computer equipment. Although, the Company does not have any significant capital commitments, it anticipates that it will continue to invest in equipment and in improvements to its manufacturing facilities during the year.

         During the first quarter of 1996, financing activities provided the Company with $4,467,200 of cash consisting of a $4,100,000 increase in its borrowings against the Company's revolving bank line of credit and $367,200 in proceeds from the exercise of employee and director stock options.

         The Company believes that anticipated cash flow from operations, the available bank line of credit, and the net proceeds from the common stock sale will be sufficient to fund its cash flow requirements for the next twelve months.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

         Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results ; seasonality of sales; rapid technological change; competition; the concentration of the Company's customers; the Company's dependence upon a principal supplier for its modem chipsets and on third-party assemblers; risks associated with inventory management; risk of product returns and price-protection; sales channel risks; risks associated with international sales; the ability of the Company to manage its growth; the Company's reliance on key employees; risks associated with proprietary technology; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

      On March 21, 1996, James A. Storer and REFAC International, Ltd., a company engaged in the business of acquiring and licensing patents, filed a complaint in the United States District Court, District of Massachusetts, naming Hayes Microcomputer Products, Inc. and the Company as defendants in a patent lawsuit. The complaint alleges that the V.42 bis international telecommunications standard for data compression in computer modems is covered by a patent owned by the plaintiffs, and the defendants' modems that incorporate this standard infringe the patent. While the complaint seeks to permanently enjoin the defendants from infringing the patent and monetary damages for past infringement, REFAC has offered to negotiate a royalty for licensing the patent. The Company believes that the alleged infringement involves technology incorporated in chipsets provided to it from Rockwell International and that, if so, the Company will be indemnified by Rockwell. The Company has forwarded a copy of this complaint to Rockwell for further action.

ITEM 6 - Exhibits and reports on Form 8-K

         (a) Exhibit             Description                             Page
             -------         --------------------------                  ----
               11            Statement Recomputation of                   11
                             Per Share Earnings

            (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 1996

                             ZOOM TELEPHONICS, INC.

                        FINANCIAL INFORMATION NOT AUDITED

The preceding financial information, with the exception of the consolidated balance sheet at December 31, 1995, has not been audited. However, in the opinion of management, all material adjustments, consisting only of normal recurring accruals necessary to present a fair statement of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year.


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ZOOM TELEPHONICS, INC.


Date:  May 10, 1996           By:          /s/ Frank Manning
                                 --------------------------
                                 Frank B. Manning, President



Date: May 10, 1996            By:          /s/ Steven T. Shedd
                                 ----------------------------
                                 Steven T. Shedd, Vice President of Finance
                                       and Chief Financial Officer
                              Principal Financial and Accounting Officer)

Exhibit 11.  Statement recomputation of per share earnings

                                                                  Three Months Ending March 31,

                                                               1996                               1995
                                                    -----------------------------     ---------------------------
                                                                        Fully                            Fully
                                                        Primary        diluted            Primary        diluted
                                                    -----------------------------     ---------------------------
Net income                                            $ 2,213,263     $ 2,213,263       $ 1,140,450     $ 1,140,450
                                                      ===========     ===========       ===========     ===========

Weighted average of shares
  outstanding                                           6,221,444       6,221,444         6,014,480       6,014,480

Incremental shares from the assumed
  exercise of dilutive stock options                      426,277         426,277           553,400         553,400

Common shares assumed to have been
  repurchased, treasury stock method                     (288,434)       (288,434)         (542,485)       (542,485)
                                                    -------------  --------------     -------------  --------------

Weighted average common and
  common equivalent shares
  outstanding                                           6,359,287       6,359,287         6,025,395       6,025,395
                                                    =============  ==============     =============  ==============


Net income per share                                  $       .35     $       .35       $       .19     $       .19
                                                    =============  ==============     =============  ==============