Form 10-Q
period 1996-06-30
ZOOM TELEPHONICS INC
filed 1996-08-13
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from ______________ to ______________


                         Commission File Number 0-18672


                             ZOOM TELEPHONICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                Canada                                    04-2621506
                ------                                    -----------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)


    207 South Street, Boston, Massachusetts                  02111
    ---------------------------------------                  -----
(Address of Principal Executive Offices in the U.S.)       (Zip Code)


 1200 Royal Center
 1055 West Georgia Street, Vancouver, B.C.                   V6E 3P3
 -----------------------------------------                   --------
 (Address of Principal Executive Offices in Canada)         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (617) 423-1072
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of August 14, 1996 was 7,443,204 shares.

                             ZOOM TELEPHONICS, INC.
                                      INDEX


                                                                          Page
                                                                          ----

Part I. Financial Information

Item 1.  Consolidated Balance Sheets as of  June 30, 1996
             and December 31, 1995                                          3

         Consolidated Statements of Income for the Three
             Months Ending June 30, 1996 and 1995                           4

         Consolidated Statements of Income for the Six
             Months Ending June 30, 1996 and 1995                           5

         Consolidated Statements of Cash Flows for the Six
             Months Ending June 30, 1996 and 1995                           6

         Notes to Consolidated Financial Statements                     7 - 8

Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations           9 - 11


Part II.   Other Information

  Item 1.  Legal Proceedings                                               12

 Item 4.  Submission of Matters to a Vote of Security Holders              12

 Item 6.  Exhibits and Reports on Form 8-K                                 13

           Signatures                                                      14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets

                                                                                          6/30/96              12/31/95
ASSETS                                                                                   (Unaudited)           (Audited)
                                                                                         -----------           ---------
Current assets:

     Cash and cash equivalents                                                        $  11,064,274       $       150,671
     Accounts receivable, net of reserves
        for doubtful accounts, returns and allowances of
        $3,617,960 at 6/30/96 and $2,717,463 at 12/31/95                                 10,385,501            20,396,314
     Inventories                                                                         21,919,872            24,173,557
     Deferred income taxes                                                                3,280,176             1,513,461
     Prepaid expenses and other assets                                                      179,383               221,907
                                                                                      --------------       --------------

                           Total current assets                                           46,829,206           46,455,910

Property and equipment, net                                                                3,699,312            3,138,907

Other non-current assets                                                                   1,423,620                    -
                                                                                      --------------       --------------


                                                                                      $   51,952,138       $   49,594,817
                                                                                      ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Credit line payable                                                              $            -        $   2,500,000
     Accounts payable                                                                      3,728,739           18,635,269
     Accrued expenses                                                                        948,669              948,911
     Income taxes payable                                                                          -              236,493

                           Total current liabilities                                       4,677,408           22,320,673
                                                                                      --------------       --------------

Stockholders' equity:

     Common stock, no par value, 25,000,000 shares authorized; 7,439,804 shares issued and outstanding at June 30, 1996
       and 6,200,930 at December 31, 1995                                                 24,820,047            7,289,577
     Retained earnings                                                                    22,454,683           19,984,567
                                                                                      --------------       --------------

                           Total stockholders' equity                                     47,274,730           27,274,144
                                                                                      --------------       --------------

                                                                                      $   51,952,138       $   49,594,817
                                                                                      ==============       ==============

                             ZOOM TELEPHONICS, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                           Three Months Ending June  30,
                                                                                      -------------------------------------
                                                                                           1996                   1995
                                                                                      --------------        ---------------
Net sales                                                                             $   21,131,046        $    17,122,043
Costs of goods sold                                                                       17,389,160             12,781,882
                                                                                      --------------        ---------------

     Gross profit                                                                          3,741,886              4,340,161

Operating expenses:
     Selling                                                                               1,951,639              1,719,363
     General and administrative                                                              868,914                518,626
     Research and development                                                                618,819                382,773
                                                                                      --------------        ---------------

         Total operating expenses                                                          3,439,372              2,620,762
                                                                                      --------------        ---------------

     Income from operations                                                                  302,514              1,719,399

Other income, net                                                                            109,039                 29,044
                                                                                      --------------      -----------------

     Income before income taxes                                                              411,553              1,748,443

Income tax expense                                                                           154,700                686,000
                                                                                      --------------        ---------------

     Net income                                                                       $      256,853        $     1,062,443
                                                                                      ==============        ===============

Income per common and common equivalent
   share:

     Primary                                                                          $          .04        $           .18
                                                                                      ==============        ===============

     Fully diluted                                                                    $          .04        $           .18
                                                                                      ==============        ===============

Average common and common equivalent
   shares outstanding:

     Primary                                                                               7,260,203              6,014,971
                                                                                      ==============        ===============

     Fully diluted                                                                         7,260,203              6,014,971
                                                                                      ==============        ===============


                             ZOOM TELEPHONICS, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                           Six Months Ending June  30,
                                                                                      -------------------------------------
                                                                                           1996                   1995
                                                                                      --------------        --------------
Net sales                                                                             $   54,376,143        $   37,461,007
Costs of goods sold                                                                       42,851,337            28,330,877
                                                                                      --------------        --------------

     Gross profit                                                                         11,524,806             9,130,130

Operating expenses:
     Selling                                                                               4,657,227             3,737,875
     General and administrative                                                            1,696,917             1,038,089
     Research and development                                                              1,229,903               786,568
                                                                                      --------------        --------------

         Total operating expenses                                                          7,584,047             5,562,532
                                                                                      --------------        --------------

     Income from operations                                                                3,940,759             3,567,598

Other income (expense), net                                                                 (15,943)                50,295
                                                                                      -------------         --------------

     Income before income taxes                                                           3,924,816              3,617,893

Income tax expense                                                                         1,454,700             1,415,000
                                                                                      --------------        --------------

     Net income                                                                       $    2,470,116        $    2,202,893
                                                                                      ==============        ==============

Income per common and common equivalent
   share:

     Primary                                                                          $          .36        $          .37
                                                                                      ==============        ==============

     Fully diluted                                                                    $          .36        $          .37
                                                                                      ==============        ==============

Average common and common equivalent
   shares outstanding:

     Primary                                                                               6,783,672             6,015,260
                                                                                      ==============        ==============

     Fully diluted                                                                         6,783,672             6,015,260
                                                                                      ==============        ==============


                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Six Months Ending June 30,
                                                                                      ----------------------------------
                                                                                           1996                  1995
Cash flows from operating activities:
     Net income                                                                      $   2,470,116         $   2,202,893
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                        233,472               116,562
      Tax benefit from exercise of non-qualified
          stock options                                                                  1,586,362                     -
      Changes in assets and liabilities:
        Accounts receivable                                                             10,010,813             3,604,362
        Inventories                                                                      2,386,858            (3,337,553)
        Prepaid expenses and other assets                                               (1,760,033)             (480,315)
        Accounts payable and accrued expenses                                          (14,906,772)             (509,775)
        Accrued income taxes                                                              (236,493)             (209,241)
                                                                                      ------------         -------------


             Net cash provided by (used in) operating activities                          (215,677)             1,386,933
                                                                                      ------------         -------------

Cash flows from investing activities:
      Purchase of certain assets of a business product line                                (81,375)                     -
      Additions to property, plant and equipment                                          (642,524)             (574,902)
                                                                                      ------------         -------------

                  Net cash used in investing activities                                   (723,899)             (574,902)
                                                                                      ------------         -------------

Cash flows from financing activities:
      Net repayments under revolving bank line of credit                                (2,500,000)                     -
      Proceeds from the issuance of common stock                                        11,596,524                      -
      Proceeds from exercise of stock options                                            2,756,655                      -
                                                                                      ------------         -------------

             Net cash provided by financing activities                                  11,853,179                      -
                                                                                      ------------         -------------

Net increase in cash and cash equivalents                                               10,913,603               812,031

Cash and cash equivalents, beginning of period                                             150,671               975,400
                                                                                      ------------         -------------

Cash and cash equivalents, end of period                                               $11,064,274            $1,787,431
                                                                                      ============         =============

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1995 included in the Company's 1995 Annual Report on Form 10-K.
         The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three and six months ending June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ending June 30, 1996 and 1995 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the three and six months ending June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.
         Certain expenses, including employee benefit and occupancy expenses, have been reclassified from general and administrative expense to cost of goods sold, selling, and research and development expenses in order to more accurately reflect the Company's cost structure. These reclassifications have been made to the 1995 statements in order to conform to the 1996 presentation.


(2) Inventories


         Inventories consist of the following:                             6/30/96               12/31/95
                                                                       --------------          -------------
                  Raw materials                                          $ 12,585,589           $ 13,300,407
                  Work in process                                           4,428,969              6,647,963
                  Finished goods                                            4,905,314              4,225,187
                                                                       --------------          -------------

                                                                         $ 21,919,872           $ 24,173,557
                                                                       ==============           ============

(3) Secondary Stock Offering

         On April 11, 1996 the Company sold 800,000 shares of its common stock in a registered offering on a direct placement basis for proceeds of $11,596,524 net of expenses and underwriters fees of $903,476. The net proceeds were used to repay certain current and long term debts of the Company.

(4) Product Line Acquisition

         On June 24, 1996, the Company issued 102,641 shares of common stock to acquire certain assets, including inventory and property and equipment, associated with a product line of Tribe Computer Works, Inc. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the assets acquired of $1,387,777 was allocated to goodwill and is being amortized over 10 years. Transaction costs incurred to complete the acquisition amounted to $82,776 and are included in the total consideration allocated to the assets purchased, including goodwill.


(5) Stock Options

         Proceeds from the exercise of stock under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the six months ended June 30, 1996, options with respect to 318,233 shares were exercised and such exercise resulted in a tax benefit to the Company of $1,586,362. This amount is recorded as a deferred tax asset on the balance sheet.

(6) Supplemental Disclosure of Cash Flow Information

                                                                             Six Months Ending June 30,
                                                                             --------------------------
                                                                                1996            1995
                                                                             ----------      ----------
               Cash paid during the year for interest:                       $  163,138      $        -
               Cash paid during the year for income taxes:                    1,873,000       1,210,000


     Supplemental disclosure of non-cash investing and financing activities:

During the second quarter of 1996, the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc. This non-cash transaction has been excluded from the statement of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Zoom Telephonics, Inc. ("Zoom" or "the Company") achieved net sales of $21,131,046 for its second quarter ending June 30, 1996, up 23% from the second quarter of 1995. Net sales were $54,376,143 for the six-month period ending June 30, 1996, up 45% from the first half of 1995. Second quarter 1996 net income of $256,853 or $.04 per share was down from $1,062,443 or $.18 per share in the second quarter of 1996, primarily due to lower gross margin. Net income for the first half of 1996 rose to $2,470,116 from $2,202,893 for the first half of 1995 due to increased sales, but fell to $.36 per share from $.37 per share due to an increase in average shares to 6,783,672 from 6,015,260. Net income decreased to 1.2% of sales for the second quarter of 1996 from 6.2% of sales for the second quarter of 1995 primarily because gross margin declined to 17.7% from 25.3%. Net income for the first half of 1996 fell to 4.5% of sales from 5.9% for the first half of 1995 as gross margin declined to 21.2% from 24.4%.

         Net sales for the quarter ending June 30, 1996 increased $4,009,003 or 23% over the second quarter of 1995, primarily due to strong growth in OEM sales and in sales of Zoom brand products outside North America. For the same reason, sales for the first half of 1996 increased $16,915,136 or 45% over the first half of 1995. OEM sales grew to 28% of overall sales in the second quarter of 1996 from 11% in the second quarter of 1995 as the percentage of personal computers shipping with a faxmodem increased and as Zoom increased its efforts in the OEM area.. Zoom brand sales outside North America grew to 22% of overall sales in the second quarter of 1996 from 12% for the second quarter of 1995 due to expansion of the number of products approved for sale outside of North America and increased distribution.

         Gross margin declined to 17.7% in the second quarter of 1996 from 25.4% in the second quarter of 1995 due to increased price competition and resulting lower selling prices and price protection allowances. In addition, gross margins declined due to the significantly higher mix of OEM sales, which typically result in lower gross margins and lower associated selling expenses. For the same reasons, gross margins for the first half of 1996 declined to 21.2% from 24.4% for the first half of 1995.

         Operating expenses increased by $818,610 to 16.3% of sales in the second quarter of 1996 from 15.3% in the second quarter of 1995. Selling and marketing expenses during the second quarter of 1996 increased over the second quarter of 1995 by $232,276, but declined as a percentage of sales to 9.2% from 10.0% primarily due to the increased percentage of OEM sales and lower associated selling expenses. Selling and marketing expenses for the first half of 1996 increased by $919,352 over the first half of 1995; but declined as a percentage of sales to 8.6% from 10.0% primarily due to the higher mix of OEM sales.

                  General and administrative expenses increased by $350,288 to 4.1% of sales during the second quarter of 1996 from 3.0% of sales in the second quarter of 1995. For the first half of 1996 general and administrative expenses increased by $658,828 to 3.1% of sales from 2.8% for the first half of 1995. These increases were primarily due to increased personnel expenses to support the Company's growth.

                  Research and development expenses increased by $236,046 to 2.9% of sales during the second quarter of 1996 from 2.2% of sales in the second quarter of 1995. For the first half of 1996, research and development expenses increased $443,335 to 2.3% of sales from 2.1% of sales for the first half of 1995. The increases were primarily due to the addition of personnel to support the Company's development efforts and increased government approvals required for international sales.

Liquidity and Capital Resources
- - -------------------------------

         Zoom's balance sheet was strong on June 30, 1996. Working capital rose to $42,151,798 from $24,135,237 on December 31, 1995, the current ratio improved to 10.0 from 2.1, and cash increased to $11,064,274 from $150,671. In addition, the Company had an unused $10 million line of credit on June 30, 1996. On April 11, 1996 the Company sold 800,000 shares of its common stock in a registered offering on a direct placement basis for net proceeds of $11,596,524.

         Operating activities used $215,677 in cash during the first six months of 1996. The primary use of cash was reduction in accounts payable by $14,906,772. The primary generators of cash were decreases in accounts receivable of $10,010,813, decreases in inventory of $2,386,858, and net income of $2,470,116. The reduction in accounts receivable was primarily due to a reduction of days sales outstanding and lower sales in the second quarter of 1996 than in the fourth quarter of 1995.

         Zoom's capital expenditures of $723,899 during the first six months of 1996 reflected purchases of computer equipment, leasehold improvements to a new manufacturing facility to be occupied in the third quarter, and continuing renovation of its headquarters. In addition, on June 24, 1996 the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc., including intellectual property, inventory, and property and equipment. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the assets acquired of $1,387,777 was allocated to goodwill that is being amortized over 10 years.

         During the first six months of 1996 financing activities provided the Company with $11,853,179 of cash. The Company realized net proceeds of $11,596,524 from the sale of 800,000 shares of its common stock in a registered offering on a direct placement basis, and proceeds of $2,756,655 from the exercise of stock options. These proceeds were offset by $2,500,000 of repayments against the Company's revolving line of credit.

         It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995
- - ------------------------------------------------------------------------------

         Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results, seasonality of sales, rapid technological change, competition, the concentration of the Company's customers, the Company's dependence upon a principal supplier for its modem chipsets and on third-party assemblers, risks associated with inventory management, risk of product returns and price-protection, sales channel risks, risks associated with international sales, the ability of the Company to manage its growth, the Company's reliance on key employees, risks associated with proprietary technology, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

      On March 21, 1996, James A. Storer and REFAC International, Ltd., a company engaged in the business of acquiring and licensing patents, filed a complaint in the United States District Court, District of Massachusetts, naming Hayes Microcomputer Products, Inc. and the Company as defendants in a patent lawsuit. The complaint alleges that the V.42 bis international telecommunications standard for data compression in computer modems is covered by a patent owned by the plaintiffs, and the defendants' modems that incorporate this standard infringe the patent. While the complaint seeks to permanently enjoin the defendants from infringing the patent and monetary damages for past infringement, REFAC has offered to negotiate a royalty for licensing the patent. The Company believes that the alleged infringement involves technology incorporated in chipsets provided to it from Rockwell International and that, if so, the Company will be indemnified by Rockwell. The Company forwarded a copy of this complaint to Rockwell for further action. By an agreement dated July 12, 1996, Rockwell has agreed, subject to certain conditions, to assume defense of Zoom against the action.

ITEM 4. - Submission of Matters to a Vote of Security Holders

      Zoom held its Annual Meeting of Shareholders on June 11, 1996. At the meeting, the shareholders approved (a) the re-election of the Board of Directors of Zoom Telephonics, Inc., (b) the appointment of KPMG Peat Marwick LLP as Zoom's independent auditors for the year ending December 31, 1996, (c) an amendment to the Zoom 1991 Directors Stock Option Plan, (d) permission for Zoom to enter into indemnification agreements with its directors and at the discretion of Zoom's Board of Directors, with certain of its officers and (e) that Zoom cease to be a reporting issuer in British Columbia and to apply for an order under the Securities Act of British Columbia to that effect . The number of shares present at the meeting was approximately 4,877,162 representing 68.42% of shares entitled to vote. The results of the votes were as follows:

               (a)     Election of Directors:

                       Nominee                      For              Against           Abstain
                       -------                      ---              -------           -------
                       Frank B. Manning           4,771,063           0                7,135
                       Peter R. Kramer            4,771,063           0                7,135
                       Bernard Furman             4,771,063           0                7,135
                       J. Ronald Woods            4,771,063           0                7,135
                       L. Lamont Gordon           4,771,063           0                7,135

               (b) Approval of the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1996:

                                                    For             Against           Abstain
                                                    ---             -------           -------
                       Approval                   4,852,497          0                 8,325


               (c) Approval of an amendment to the Zoom 1991 Directors Stock Option Plan:

                                                    For             Against           Abstain
                                                    ---             -------           -------
                       Approval                   4,615,803         248,612            12,747


               (d) Approval to permit Zoom to enter into indemnification agreements with its directors and at the discretion of Zoom's Board of Directors, with certain of its officers.


                                                    For             Against           Abstain
                                                    ---             -------           -------
                       Approval                   4,653,088         116,375           15,415


               (e) Approval that Zoom cease to be a reporting issuer in British Columbia and to apply for an order under the Securities Act of British Columbia to that effect.

                                                    For            Against           Abstain
                                                    ---            -------           -------
                       Approval                   2,856,163         6,300            8,258


ITEM 6 - Exhibits and reports on Form 8-K

            (a) Exhibit                        Description
                -------             ---------------------------------------------------------
                  10.1              Amendment to Zoom 1991 Directors Stock Option Plan

                  10.5              Lease Between Zoom  Telephonics and "E" Street Associates

                  10.6              Form of Indemnification Agreement

                  11                Statement of Computation of  Per Share Earnings


            (b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 1996

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


ZOOM TELEPHONICS, INC.


Date:  August 14, 1996               By: /s/ Frank Manning
                                     --------------------------
                                     Frank B. Manning, President



Date: August 14, 1996                By: /s/ Steven T. Shedd
                                     ----------------------------
                                     Steven T. Shedd, Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)