Form 10-Q
period 1996-09-30
ZOOM TELEPHONICS INC
filed 1996-11-14
CIK 822708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                    or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from ______________ to ______________


                     Commission File Number 0-18672


                          ZOOM TELEPHONICS, INC.
          (Exact Name of Registrant as Specified in its Charter)


            Canada                                     04-2621506
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)


  207 South Street, Boston, Massachusetts                           02111
  ---------------------------------------                           -----
  (Address of Principal Executive Offices in the U.S.)            (Zip Code)


  1200 Royal Center
  1055 West Georgia Street, Vancouver, B.C.                        V6E 3P3
 (Address of Principal Executive Offices in Canad                 (Zip Code)

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of November 13, 1996 was 7,446,104 shares.

                               ZOOM TELEPHONICS, INC.
                                        INDEX


                                                                       Page

Part I. Financial Information

Item 1.  Consolidated Balance Sheets as of  September 30, 1996
               and December 31, 1995                                     3

         Consolidated Statements of Income for the Three
               Months Ending September 30, 1996 and 1995                 4

         Consolidated Statements of Income for the Nine
               Months Ending September 30, 1996 and 1995                 5

         Consolidated Statements of Cash Flows for the Nine
               Months Ending September 30, 1996 and 1995                 6

         Notes to Consolidated Financial Statements                  7 - 8

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9 - 11


Part II.Other Information

Item 1.  Legal Proceedings                                              12

Item 6.  Exhibits and Reports on Form 8-K                               12

         Signatures                                                     13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets

                                                                                   9/30/96         12/31/95
ASSETS
                                                                                  (Unaudited)    (Audited)
                                                                                  -----------    ---------
Current assets:

     Cash and cash equivalents .................................................   $12,599,654   $   150,671
     Accounts receivable, net of reserves
        for doubtful accounts, returns and allowances of
        $2,928,312 at 9/30/96 and $2,717,463 at 12/31/95 .......................    12,813,962    20,396,314
     Inventories ...............................................................    18,783,073    24,173,557
     Refundable income taxes ...................................................     1,701,031          --
     Deferred income taxes .....................................................     1,513,461     1,513,461
     Prepaid expenses and other assets .........................................       321,693       221,907
                                                                                   -----------   -----------

                           Total current assets ................................    47,732,874    46,455,910

Property and equipment, net ....................................................     4,052,348     3,138,907

Other non-current assets .......................................................     1,712,917          --
                                                                                   -----------   -----------


                                                                                   $53,498,139   $49,594,817
                                                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Credit line payable .......................................................   $      --     $ 2,500,000
     Accounts payable ..........................................................     4,948,883    18,635,269
     Accrued expenses ..........................................................       998,780       948,911
     Income taxes payable ......................................................          --         236,493
                                                                                   -----------   -----------

                           Total current liabilities ...........................     5,947,663    22,320,673
                                                                                   -----------   -----------

Stockholders' equity:
     Common stock, no par value, 25,000,000 shares authorized;  7,443,204 shares issued and outstanding at September 30, 1996
       and 6,200,930 at December 31, 1995 ......................................    24,842,968     7,289,577
     Retained earnings .........................................................    22,707,508    19,984,567
                                                                                   -----------   -----------

                           Total stockholders' equity ..........................    47,550,476    27,274,144
                                                                                   -----------   -----------

                                                                                   $53,498,139   $49,594,817
                                                                                   ===========   ===========

                        ZOOM TELEPHONICS, INC.
                   Consolidated Statements of Income
                              (Unaudited)


                                       Three Months Ending September 30,
                                       ---------------------------------
                                             1996             1995
                                             ----             ----

Net sales .............................   $ 20,002,140    $ 23,530,876
Costs of goods sold ...................     16,124,408      17,493,742
                                          ------------    ------------

     Gross profit .....................      3,877,732       6,037,134

Operating expenses:
     Selling ..........................      2,198,975       2,442,476
     General and administrative .......        924,131         737,494
     Research and development .........        715,242         446,900
                                          ------------    ------------

         Total operating expenses .....      3,838,348       3,626,870
                                          ------------    ------------

     Income from operations ...........         39,384       2,410,264

Other income, net .....................        144,013          31,737
                                          ------------    ------------

     Income before income taxes .......        183,397       2,442,001

Income tax expense/(benefit) ..........        (69,429)        900,000
                                          ------------    ------------

     Net income .......................   $    252,826    $  1,542,001
                                          ============    ============

Income per common and common equivalent
   share:

     Primary ..........................   $        .03    $        .25
                                          ============    ============

     Fully diluted ....................   $        .03    $        .25
                                          ============    ============

Average common and common equivalent
   shares outstanding:

     Primary ..........................      7,481,791       6,208,904
                                          ============    ============

     Fully diluted ....................      7,510,290       6,238,310
                                          ============    ============


                        ZOOM TELEPHONICS, INC.
                  Consolidated Statements of Income
                             (Unaudited)

                                    Nine Months Ending September 30,
                                    --------------------------------
                                              1996          1995
                                              ----          ----

Net sales .............................   $74,378,283   $60,991,884
Costs of goods sold ...................    58,975,745    45,824,619
                                          -----------   -----------

     Gross profit .....................    15,402,538    15,167,265

Operating expenses:
     Selling ..........................     6,856,203     6,180,352
     General and administrative .......     2,621,048     1,775,582
     Research and development .........     1,945,145     1,233,468
                                          -----------   -----------

         Total operating expenses .....    11,422,396     9,189,402
                                          -----------   -----------

     Income from operations ...........     3,980,142     5,977,863

Other income, net .....................       128,070        82,031
                                          -----------   -----------

     Income before income taxes .......     4,108,212     6,059,894

Income tax expense ....................     1,385,271     2,315,000
                                          -----------   -----------

     Net income .......................   $ 2,722,941   $ 3,744,894
                                          ===========   ===========

Income per common and common equivalent
   share:

     Primary ..........................   $       .38   $       .62
                                          ===========   ===========

     Fully diluted ....................   $       .38   $       .61
                                          ===========   ===========

Average common and common equivalent
   shares outstanding:

     Primary ..........................     7,095,663     6,034,038
                                          ===========   ===========

     Fully diluted ....................     7,095,663     6,185,626
                                          ===========   ===========



                        ZOOM TELEPHONICS, INC.
                  Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                    Nine Months Ending September 30,
                                                                    --------------------------------
                                                                             1996           1995
                                                                             ----           ----

Cash flows from operating activities:
     Net income .....................................................   $  2,722,941    $  3,744,894
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization .................................        429,649         184,497
      Changes in assets and liabilities:
        Accounts receivable .........................................      7,582,351      (2,234,142)
        Inventories .................................................      5,486,169      (8,969,765)
        Refundable income taxes .....................................       (116,226)           --
        Prepaid expenses and other assets ...........................       (462,375)       (427,933)
        Accounts payable and accrued expenses .......................    (13,636,515)      5,205,350
        Accrued income taxes ........................................       (236,493)           (613)
                                                                        ------------    ------------


             Net cash provided by (used in) operating activities ....      1,769,501      (2,497,712)
                                                                        ------------    ------------

Cash flows from investing activities:
      Purchase of certain assets of a business product line .........        (81,375)           --
      Additions to property, plant and equipment ....................     (1,116,800)       (891,383)
                                                                        ------------    ------------

                  Net cash used in investing activities .............     (1,198,175)       (891,383)
                                                                        ------------    ------------

Cash flows from financing activities:
      Net borrowings (repayments) under revolving bank line of credit     (2,500,000)      2,100,000
      Proceeds from the issuance of common stock ....................     11,573,218            --
      Proceeds from exercise of stock options .......................      2,804,439       1,064,700
                                                                        ------------    ------------

             Net cash provided by financing activities ..............     11,877,657       3,164,700
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents ................     12,448,983        (224,395)

Cash and cash equivalents, beginning of period ......................        150,671         975,400
                                                                        ------------    ------------

Cash and cash equivalents, end of period ............................   $ 12,599,654    $    751,005
                                                                        ============    ============

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

The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three and nine months ending September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ending September 30, 1996 and 1995 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three and nine months ending September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Certain expenses, including employee benefit and occupancy expenses, have been reclassified from general and administrative expense to cost of goods sold, selling, and research and development expenses in order to more accurately reflect the Company's cost structure. These reclassifications have been made to the 1995 statements in order to conform to the 1996 presentation.


(2) Inventories


         Inventories consist of the following:                             9/30/96               12/31/95
         -------------------------------------                             -------               --------

                  Raw materials                                           $ 9,014,628           $ 13,300,407
                  Work in process                                           7,009,156              6,647,963
                  Finished goods                                            2,759.289              4,225,187
                                                                       --------------          -------------

                                                                         $ 18,783,073           $ 24,173,557
                                                                       ==============           ============


(3) Secondary Stock Offering

On April 11, 1996 the Company sold 800,000 shares of its common stock in a registered offering on a direct placement basis for proceeds of $11,573,218 net of expenses and underwriters fees of $926,782. The net proceeds were used to repay certain obligations of the Company.

(4) Product Line Acquisition

On June 24, 1996, the Company issued 102,641 shares of common stock to acquire certain assets, including inventory and property and equipment, associated with a product line of Tribe Computer Works, Inc. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the assets acquired of $1,546,469 was allocated to goodwill and is being amortized over 10 years. Transaction costs incurred to complete the acquisition amounted to $241,468 and are included in the total consideration allocated to the assets purchased, including goodwill.


(5) Stock Options

Proceeds from the exercise of stock under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the nine months ended September 30, 1996, options with respect to 339,633 shares were exercised and such exercises resulted in a tax benefit to the Company of $1,584,805. This amount is recorded as refundable income taxes on the balance sheet.

(6) Supplemental Disclosure of Cash Flow Information


                                                                               Nine months ending September 30,

                                                                                  1996             1995
                                                                                 ------           ------

Cash paid during the year for interest:                                          $  169,248    $       --
Cash paid during the year for income taxes:                                       1,873,000     1,210,000


     Supplemental disclosure of non-cash investing and financing activities:

During the second quarter of 1996, the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc., including inventory of $95,685 and property and equipment of $107,467. In addition, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and an increase in refundable income taxes of $1,584,805 for the first nine months of 1996. These non-cash transactions have been excluded from the statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Zoom Telephonics, Inc. ("Zoom" or the "the Company") achieved net sales of $20,002,140 for its third quarter ending September 30, 1996, down 15% from $23,530,876 in the third quarter of 1995, primarily due to lower average faxmodem selling prices. Net sales for the nine month period ending September 30, 1996 grew 22% to $74,378,283 from $60,991,884 in the first nine months of 1995, primarily due to unit volume increases for V.34 faxmodems, partially offset by lower average faxmodem selling prices. Third quarter 1996 net income of $252,826 or $.03 per share was down from $1,542,001 or $.25 per share in the third quarter of 1995, primarily due to lower sales and gross margin. Net income for the first nine months of 1996 of $2,722,941 or $.38 per share was down from $3,744,894 or $.62 per share for the first nine months of 1995 primarily due to lower gross margin. Net income decreased to 1.3% of net sales for the third quarter of 1996 from 6.6% of net sales for the third quarter of 1995 primarily due to a decline in gross margin to 19.4% from 25.7%. Net income for the first nine months of 1996 fell to 3.7% of net sales from 6.2% for the first nine months of 1995 as gross margin declined to 20.7% from 24.9%.

Sales of branded Zoom products in North America continued to account for the majority of net sales, despite significant gains in other markets. Worldwide OEM sales were 19.4% of net sales in the third quarter of 1996 up from 9.3% in the third quarter of 1995. For the first nine months of 1996 worldwide OEM sales were 21.2% of net sales up from 12.5% for the first nine months of 1995. Zoom-brand sales outside of North America were 16% of net sales in the third quarters of both 1996 and 1995. For the first nine months of 1996 Zoom-brand sales outside of North America were 18% of net sales, up from 15% for the first nine months of 1995.

Gross margin declined to 19.4% of net sales in the third quarter of 1996 from 25.7% in the third quarter of 1995, reflecting an increase in lower-margin OEM sales and increased price competition. These factors also affected the first nine months of 1996, as gross margin dropped from 24.9% of net sales to 20.7%.

Operating expenses for the third quarter of 1996 rose to $3,838,348 or 19.2% of net sales from $3,626,870 or 15.4% of net sales in the third quarter of 1995. The spending increase was primarily due to operating costs associated with the Tribe product line purchased in the second quarter of 1996.

Selling and marketing expenses decreased to $2,198,975 from $2,442,476, reflecting increased OEM sales and the impact of lower variable selling expenses, but rose as a percentage of net sales to 11.0% from 10.4%, due to the lower third quarter sales in 1996. Selling and marketing expenses for the first nine months of 1996 increased to $6,856,203 from $6,180,352 over the first nine months of 1995; but declined as a percentage of net sales to 9.2% from 10.1% respectively primarily due to the higher mix of OEM sales.

General and administrative expense increased to $924,131 or 4.6% of net sales from $737,494 or 3.1% of net sales, primarily reflecting increased personnel costs. For the first nine months of 1996 general and administrative expense increased to $2,621,048 or 3.5% of net sales from $1,775,582 or 2.9% of net sales for the first nine months of 1995. These increases were primarily due to increased personnel expenses to support the Company's growth.

Research and development expenses rose to $715,242 or 3.6% of net sales during the third quarter of 1996 from $446,900 or 1.9% of net sales in the third quarter of 1995. For the first nine months of 1996, research and development expenses rose to $1,945,145 or 2.6% of net sales from $1,233,468 or 2.0% of net sales for the first nine months of 1995. The increases were primarily due to the addition of personnel to support the Company's development efforts and increased government approvals required for international sales.

Liquidity and Capital Resources
-------------------------------

Zoom's balance sheet was strong at September 30, 1996. Working capital rose to $41,785,211 from $24,135,237 on December 31, 1995, the current ratio improved to
8.0 from 2.1, and cash increased to $12,599,654 from $150,671. In addition, the Company has a commitment to renew a $10 million line of credit.

Operating activities provided $1,769,501 in cash during the first nine months of 1996. The primary use of cash was the reduction in accounts payable by $13,636,515. The primary generators of cash were decreased accounts receivable of $7,582,351, decreases in inventories of $5,486,169 and net income of $2,722,941. The reduction in accounts receivable was primarily due to lower sales in the third quarter of 1996 than in the fourth quarter of 1995.

Zoom's capital expenditures of $1,198,175 during the first nine months of 1996 reflected purchases of computer equipment, leasehold improvements to a new manufacturing facility occupied in the third quarter, and continuing renovations to its headquarters. In addition, on June 24, 1996 the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc., including intellectual property, inventory, and property and equipment. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of the cost over the fair value of the assets acquired of $1,546,469 was allocated to goodwill that is being amortized over 10 years.

During the first nine months of 1996 financing activities provided the Company $11,877,657 of cash. The Company realized net proceeds of $11,573,218 from the sale of 800,000 shares of its common stock in a registered offering on a direct placement basis, and proceeds of $2,804,439 from the exercise of stock options. These proceeds were offset by $2,500,000 of repayments of the Company's revolving line of credit.

The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet its normal working capital requirements.

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

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

      On March 21, 1996, James A. Storer and REFAC International, Ltd., a company engaged in the business of acquiring and licensing patents, filed a complaint in the United States District Court, District of Massachusetts, naming Hayes Microcomputer Products, Inc. and the Company as defendants in a patent lawsuit. The complaint alleges that the V.42 bis international telecommunications standard for data compression in computer modems is covered by a patent owned by the plaintiffs, and the defendants' modems that incorporate this standard infringe the patent. While the complaint seeks to permanently enjoin the defendants from infringing the patent and monetary damages for past infringement, REFAC has offered to negotiate a royalty for licensing the patent. The Company believes that the alleged infringement involves technology incorporated in chipsets provided to it from Rockwell International and that, if so, the Company will be indemnified by Rockwell. By an agreement dated July 12, 1996 Rockwell has agreed, subject to certain conditions, to assume defense of Zoom against the action.


ITEM 6 - Exhibits and reports on Form 8-K

      (a) Exhibit                        Description

            11                Statement of Computation of  Per Share Earnings


      (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 1996

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


ZOOM TELEPHONICS, INC.


Date: November 14, 1996           By:    /s/ Frank Manning
                                     --------------------------
                                     Frank B. Manning, President



Date: November 14, 1996           By:    /s/ Steven T. Shedd
                                     ----------------------------
                                     Steven T. Shedd, Vice President of Finance
                                            and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)