Form 10-K
period 1996-12-31
ZOOM TELEPHONICS INC
filed 1997-03-31
CIK 822708

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                                           or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
           For the transition period from ______________ to ______________
                       Commission File Number 0-18672

                           ZOOM TELEPHONICS, INC.
              (Exact Name of Registrant as Specified in its Charter)

               Canada                                    04-2621506
          (State or Other Jurisdiction of             (I.R.S.Employer
           Incorporation or Organization)          Identification No.)

          207 South Street, Boston, Massachusetts                02111
          ---------------------------------------                -----
          (Address of Principal Executive Offices in the U.S   (Zip Code)

          1200 Royal Center
          1055 West Georgia Street, Vancouver, B.C.             V6E 3P3
          (Address of Principal Executive Offices in Canada)   (Zip Code)

            Registrant's Telephone Number, Including Area Code: (617) 423-1072 Securities Registered Pursuant to Section 12 (b) of the Act: None Securities Registered Pursuant to Section 12 (g) of the Act:

                            Common Stock, No Par Value
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES  [    ]    NO [ X ]

The aggregate market value of the Common Stock, No Par Value, of the registrant held by non-affiliates of the registrant as of March 26, 1997 (computed by reference to the closing price of such stock on The Nasdaq National Market) was $65,383,246

The number of shares outstanding of the registrant's Common Stock, No Par Value, as of March 26, 1997 was 7,472,371 shares.

                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 1997 annual meeting of stockholders to be filed with the SEC in April 1997 are incorporated by reference into Part III, Items 10-12 of this Form 10-K.

                                       PART I


ITEM 1 - BUSINESS

Overview

Zoom Telephonics, Inc. ("Zoom" or the "Company"), a Canadian corporation, is the parent company of its wholly owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation with its principal executive offices located at 207 South Street, Boston, Massachusetts 02111. The discussion of the business of Zoom in this report refers to the business conducted through the operations of the United States subsidiary and its subsidiaries.

The Company is a leading designer, producer and marketer of faxmodems and other personal computer communications products for the home and office. These products link Personal Computers ("PCs") through the worldwide telephone network, enabling them to transmit data, fax, voice and video, and to remotely access on-line services, the Internet, corporate computer networks, and other computers. The Company offers a broad line of faxmodems with top data transmission speeds of 33,600 bps, available in internal, external and PCMCIA models. Zoom expects to soon begin shipping "56K faxmodems," which are able to download data at speeds up to 56,000 bps. The Company also recently began shipping its first ISDN (Integrated Services Digital Network) product, which can transmit and receive simultaneously at up to 128,000 bps, and also has a number of distinctive voice and fax capabilities.

Zoom's objective is to build upon its position as a leading supplier of faxmodems and to capitalize on a number of current and emerging trends in computer connectivity, including Internet access, computer telephony, simultaneous voice and data transmission, video telephony, and higher data rates. The Company believes that the Zoom name is widely recognized and associated with high performance per dollar, breadth of product line and product innovation.

Industry Background

Demand for PC communications products and services has grown significantly. The Company believes that this growth has been driven by a variety of factors including (i) the popularity of the Internet and on-line services such as America Online, CompuServe and the Microsoft Network, (ii) the growing installed base of PCs, particularly in the home and mobile settings, (iii) a significant increase in the use of PCs for remote access to corporate networks, and (iv) advances in technology, which have improved the functionality of the PC as a means of transferring, capturing and manipulating data-intensive information, including graphic images and voice. These trends have resulted in substantial growth in modem sales for both the installed base of PCs, as upgrades and first-time purchases, and for new PCs as bundled peripherals. Substantially all modems sold for PCs are now faxmodems (modems that have the ability to send and receive faxes), and many faxmodems have enhanced voice capabilities and other enhanced extra features.

The rapid expansion of on-line services and the Internet has greatly increased the utility of personal computers by making a multitude of information resources available to PC users. Modems are commonly used to remotely access these resources. As the transfer of large text files and data-intensive images (like those on the World Wide Web) become more pervasive, high data transmission speeds and other advanced modem features are expected to become increasingly important to PC users.

Worldwide PC shipments continue to grow, and industry sources estimate that over 200 million PCs are installed worldwide. The Company believes that less than one-third of the worldwide installed base of PCs has a modem with data transmission speeds of 28,000 bps or higher. As a result, the Company believes that a substantial market exists for PC users to upgrade their existing modems, and that modems will continue to achieve increasing penetration of the PC installed base as applications requiring data connectivity proliferate.

The growing use of PCs outside the traditional office setting has also increased the demand for modems which enable users to remotely access corporate networks, the Internet and other PCs. In addition, notebook computers have become one of the fastest growing segments of the PC market.

Advances in modem technology and lower modem prices have created rapid growth in the installed base of modems. As a result, the high-volume segment of the market has shifted from modems with a maximum transmission speed of 2400 bps in 1987 to 33,600 bps today. Modems with high data transmission speeds require less time to transmit text files and graphics, thereby reducing phone call costs and facilitating the use of data-intensive applications like World Wide Web browsing, video telephony and remote access to corporate networks. Other technological advances that are increasing the use of modems in personal computing include new voice-related capabilities and new communications software features. For example, voice modems can provide answering machine, voice mail and other voice-related functions by digitizing incoming voice signals for storage in a computer and by retrieving stored voice and sending it through the telephone network to a remote person or computer. More advanced voice modems can be used to transmit voice and data simultaneously (voice over data), facilitating two-way conversations between computer users working on a project or playing a computer game in separate locations. Advances in computer software are also stimulating demand for modems with faster speeds and greater functionality. For example, Microsoft's Windows 95 includes remote access, faxing and Internet access capabilities that can only be used with a modem. The demand for faster transmission speeds and increased modem functionality is expected to drive sales of new generations of modems in the future, including 56K modems, ISDN and ADSL (Asymmetric Digital Subscriber Line) data devices, and cable modems, both as upgrades and as peripherals bundled with new PCs.

Zoom Strategy

Zoom focuses on PC communications products tailored to high-volume channels of distribution. The Company believes that the Zoom name is associated with high performance per dollar, breadth of product line, broad distribution, and product innovation. The Company's objective is to build upon its position as a leading supplier of faxmodems and to capitalize on a number of current and emerging trends in computer connectivity, including Internet access, remote access to corporate networks, computer telephony, simultaneous voice and data transmission, video telephony, and higher data speeds. The Company's strategy includes the following key elements:

Build Upon and Exploit Brand Equity. Zoom has a widely recognized brand name and established channels of high-volume retailer, distributor and OEM customers who buy the Company's products. The Company believes that its success has been due in part to (i) offering its customers a broad range of products that provide high performance per dollar, (ii) supporting the installed base of its faxmodems with multiple technical support options, (iii) promoting its products through cooperative advertising with its retailer customers, and (iv) designing attractive and informative packaging for its products. Personal Technology Research reports that in January 1997 Zoom brand modems have the third most retail shelf space for modems in North America. The Company intends to continue to enhance its brand equity by further expanding its marketing channels base and by broadening its product offerings through its established sales channels.

Introduce Innovative PC Communications Products. Zoom seeks to identify new high-volume opportunities for PC communications, to develop competitively priced leading-edge products to address these opportunities, and to build upon and exploit its brand equity by delivering these products quickly and effectively through its established sales channels. The Company was one of the first high-volume producers of faxmodems and voice faxmodems. Zoom will soon begin shipping internal and external "56K faxmodems," which are able to download data at speeds up to 56,000 bps; and the Company expects "56K" to be a significant growth opportunity. The Company recently began shipping its first ISDN product, and plans to broaden its ISDN product line in 1997 and beyond. The Company produces remote access products, and expects to broaden its product offerings in this area.

Outsource Chipset Technology. Zoom pursues a strategy of outsourcing rather than internally developing its faxmodem chipsets, which are application-specific integrated circuits that form the technology base for its faxmodems. By outsourcing the chipset technology, the Company is able to concentrate its research and development resources on faxmodem system design, leverage the extensive research and development capabilities of its chipset suppliers and reduce its development time and associated costs and risks. The Company has established a strong relationship with Rockwell and is currently purchasing all of its modem chipsets from Rockwell. Rockwell is the leading chipset manufacturer and has significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development.

Maintain Low Costs. Zoom continually seeks ways to improve its product designs and manufacturing approach in order to reduce its costs. The Company outsources aspects of its manufacturing to contract assemblers as a means of reducing its labor costs and capital expenditures, and of providing the Company with flexibility in its capacity planning.

Expand International Sales. Zoom introduced its first faxmodems in selected Western European countries in 1993. During 1995 the Company also received approvals and began shipping its first faxmodems for the Japanese market. The Company's international sales (excluding sales to OEMs) increased from 8% of net sales in 1994 to 19% of net sales in 1996. The Company plans to continue to expand its international product line and distribution network, and is seeking regulatory approvals for the sale of its products in additional international markets.

Expand OEM Sales. Zoom has been increasing its original equipment manufacturer ("OEM") sales and support efforts. As a result, the Company's worldwide sales to OEM customers increased from 8% of net sales in 1994 to 19% of net sales in 1996. The Company intends to continue to target the OEM market as a significant opportunity for growth and diversification.

Explore Acquisitions. Zoom acquired the products and certain other assets of Tribe Computer Works ("Tribe") in mid-1996, and Zoom continues to consider acquisitions of businesses, products or technologies complementary to the Company's business. The Company believes that appropriate acquisitions can reduce the development risk associated with new product offerings, and that the Company can leverage its brand equity and existing sales channels to enhance the value of these acquisitions. There can be no assurance that any of these discussions will lead to an acquisition or that any acquisitions, if made, will be successful.

Products

Zoom's products link personal computers through the worldwide telephone network, enabling them to remotely access on-line services, the Internet, corporate computer networks, and other computers. The Company offers a broad line of faxmodems with top data transmission speeds of 33,600 bps. Zoom expects that it will soon begin shipping internal and external 56K faxmodems, which are able to download data at speeds up to 56,000 bps; and Zoom expects to continue to broaden its line of 56K modems. The Company has also recently begun shipping its first ISDN product, and the Company expects to continue to introduce new ISDN products. Starting with its acquisition of Tribe, the Company began shipping remote access products which connect local area networks to the wide area network and connected computers and networks including the Internet. The Company also makes other related products, including a series of multi-line modems and a hub for AppleTalk networks.

Zoom has a broad line of faxmodems with top data speeds of 33,600 bps, available in internal, external and PCMCIA models. The internal faxmodems are designed for installation in IBM PC-compatibles. The external faxmodems are designed to work with any terminal or computer, including IBM PC-compatibles, the Macintosh and other computers. The Company's external models include desktop and smaller "pocket" faxmodems. The PCMCIA faxmodems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, the Company's faxmodems are shipped complete with third-party software that supports the hardware capabilities of the faxmodem.

56K faxmodems allow users connected to standard phonelines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. 56K is a new technology, and there is no international or U.S. standard. Instead there are two main competing 56K technologies, K56flextm and x2tm. Zoom' s first 56K modems will incorporate K56flex, which is backed by semiconductor manufacturers Rockwell and Lucent, central site equipment manufacturers Ascend, Cascade, Cisco, Microcom, Shiva, and others; modem companies Boca, Diamond, Hayes, Motorola, Zoom, and others; Compaq and many other computer manufacturers, and hundreds of Internet Service Providers and online services. x2 is backed by U.S. Robotics; semiconductor manufacturers Texas Instruments and Cirrus Logic, some other modem companies, and a number of computer manufacturers, Internet Service Providers, and online services. Until standards are set the market is likely to be confused and fragmented. A U.S. ANSI 56K standard may emerge in mid to late 1997 or beyond, and an international 56K standard is likely to emerge in 1998 or beyond. Until the standard emerges 56K will be handicapped by lack of standards and also by a number of unusually complex network-related issues that may impede performance for some users. Nevertheless 56K is expected to be a high-volume market in 1997 and beyond, and Zoom plans to have a broad line of 56K products, initially incorporating K56flex and ultimately incorporating international standards.

Faxmodem Product Features. The following sets forth some of the key features incorporated in one or more of the Company's faxmodems:

     Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval. Advanced options include multiple mailboxes and pager notification.

     Full-duplex Speakerphone. This simultaneous two-way speakerphone capability allows one or more people to talk "hands free" rather than using a telephone handset or headset. A speakerphone is commonly used for conference calls or for situations where someone needs hands free for other purposes, such as controlling a computer's mouse, keyboard, or joystick. Many office speakerphones are half-duplex, permitting sound to travel in only one direction at a time, similar to a walkie-talkie. Full-duplex speakerphones provide more natural two-way communication.

     Simultaneous Voice and Data ("SVD"). SVD capability allows PC users to converse over the phone line at the same time that data is being transferred, independent of the application software being used. This capability is useful for applications where two people are working on the same project, as well as for video telephony, technical support and interactive computer games.

     VoiceView. VoiceView allows two users to switch quickly between voice and data modes during the same call. This feature is useful for technical support, interoffice communication, on-line shopping and other interactive services. For example, a VoiceView user is able to switch between data and voice modes to review, discuss and edit a remote document during a single phone call.

     Caller ID. Caller ID is a service offered by telephone companies that provides the incoming caller's phone number, and in some cases the caller's name, through the incoming ring signal. A faxmodem's Caller ID capability allows a PC to recognize, display and store this information. For example, Caller ID information can be tied to a database to display detailed information about the caller.

     Distinctive Ring. Distinctive Ring is a service offered by telephone companies that assigns more than one phone number to a single phoneline, with each number ringing differently. This service along with appropriate modem functionality allows someone to arrange for one phone number to be answered as a voice line, a second number to be answered as a fax line, and a third number to be answered as a data line. Zoom has been issued a US patent related to its distinctive ring technology.

     Plug & Play. Microsoft's Windows 95 supports Plug & Play, a standard that is intended to allow the installation of Plug & Play-compatible peripherals like faxmodems with limited hardware configuration by the end-user. Zoom believes that Plug & Play will become an important feature of its faxmodems as the number of PCs running Windows 95 grows.

     Internet Software. Most of the Company's faxmodems include software for using the Internet for Web browsing, file transfer and electronic mail, as well as a trial subscription to a number of online services and Internet service providers.

     Cellular-ready PCMCIA Faxmodems. The Company's PCMCIA 14.4C and V.34C faxmodems include a cellular-ready feature that allows the faxmodem to be plugged into a cellular phone for wireless communication of fax and data. The Company has developed a new generation of cellular-ready PCMCIA faxmodems with MNP10 EC capability, which provides more reliable connection, better connection rates and higher data transmission rates than cellular ready faxmodems that do not have MNP10 EC.

     Combined Faxmodem/LAN PCMCIA Cards. The PCMCIA slot in a notebook computer is most often used for either faxmodem or LAN capability. Most notebook computers have only one or two PCMCIA slots. In early 1997 Zoom began shipping a PCMCIA card that integrates both faxmodem and LAN functionality into one card, thereby allowing one PCMCIA slot to serve both functions concurrently.

North American Modem Products. The Company's most popular 33,600 bps faxmodems for the North American market and their key features are summarized below.

-------------------------------------------------------------------------------
PRODUCT                                     KEY FEATURES
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/FaxModem V.34I+                        o  Internal
                                            o  Distinctive Ring
                                            o  Internet Software
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/FaxModem V.34X+                        o  External
                                            o  Distinctive Ring
                                            o  Internet Software
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/FaxModem 33.6 SVD                      o  Internal
                                            o  Voice Mail
                                            o  SVD
                                            o  Distinctive Ring
                                            o  Plug & Play
                                            o  Internet Software
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/ComStar SVD                            o  Internal
                                            o  Voice Mail
                                            o  Full-duplex Speakerphone
                                            o  SVD
                                            o  VoiceView
                                            o  Caller ID
                                            o  Distinctive Ring
                                            o  Plug & Play
                                            o  Internet Software
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/ComStar XT SVD                         o  External
                                            o  Voice Mail
                                            o  Full-duplex Speakerphone
                                            o  SVD
                                            o  VoiceView
                                            o  Caller ID
                                            o  Distinctive Ring
                                            o  Plug & Play
                                            o  Internet Software
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/PCMCIA V.34C                           o  PC Card
                                            o  Distinctive Ring
                                            o  Internet Software
                                            o  Cellular-ready
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Zoom/PCCARD LAN/FAXMODEM                    o  PC Card
                                            o  Distinctive Ring
                                            o  Internet Software
                                            o  Cellular-ready
                                            o  LAN Interface
-------------------------------------------------------------------------------


International Faxmodems. Most foreign countries have their own telecommunications standards and regulatory approval requirements for sales of communications products such as those offered by Zoom. As a result, the introduction of new products into international markets can be costly and time-consuming. In 1993 the Company introduced its first faxmodem approved for selected Western European countries, and since then the Company has continued to expand its product offerings internationally. The Company entered the Japanese market in mid-1995, and the Company now sells a number of products approved for the Japanese market. The Company has received regulatory approvals for and is currently selling faxmodems in a number of countries, including Australia,
Austria, Belgium, Denmark, Finland, Germany, Ireland, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Slovenia, South Africa, Sweden, Switzerland and the United Kingdom. The Company intends to continue to expand and enhance its product line for its existing markets and to seek approvals for the sale of its products in new countries throughout the world.

ISDN Products. Zoom is developing a family of modems for ISDN communications. ISDN is an increasingly available telephone service that allows existing phone lines to be used to transmit data digitally. ISDN service permits much higher data transmission rates than conventional analog telephone service. Basic ISDN service typically provides two 64,000 bps channels and one 16,000 bps channel. The higher rates of data transmission achievable with ISDN can be particularly attractive for data-intensive applications such as the transmission of graphics and video images for World Wide Web browsing or video telephony. In February 1997 Zoom shipped its first ISDN product, the Zoom/ISDN Duo, an internal PC-compatible card that supports use of the ISDN line for analog modem, fax, or voice communications; and also supports analog modem, fax, or voice communications over an analog phoneline. Zoom plans to develop other internal and external ISDN products for the North American and international markets, and also plans to integrate ISDN capability into some of its new remote access products.

Multi-line Faxmodems. In 1996 Zoom began shipping a family of multi-line faxmodems targeted for local area network fax and data server applications, computer bulleting boards, multi-line voice mail applications, and other applications. The Zoom/MultiLine products hold up to eight hot-swappable voice faxmodems in one small external case that includes status indicators for each faxmodem.

Remote Access Products. Zoom currently ships remote access products that primarily use technology acquired from Tribe Computer Works. Zoom has a team of software, hardware, and test engineers working to expand this line in a number of ways. Zoom plans to integrate analog modem, ISDN and 56 Kbps leased line options into its remote access products, and to expand the product lines' software capabilities.

There can be no assurance that the Company will be able to develop new products on a timely basis and within budget, if at all, or that once developed any of these products will be commercially successful.

Sales Channels

Zoom sells its products primarily through high-volume retailers and distributors, and to PC manufacturers and other OEMs. The Company supports its major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels and to offer a balanced selection of products.

High-volume Retailers. In the United States, Zoom reaches the PC retail market primarily through high-volume retailers. The Company's extensive United States retail distribution network includes Best Buy, Circuit City, CompUSA, Computer City, Office Depot, OfficeMax, and Staples. Personal Technology Research reported that in January 1997 the Company had the third greatest amount of retail shelf space for modems in North America.

Distributors. Zoom sells significant quantities of modems through distributors, who often sell to corporate accounts, value-added resellers and other channels that are generally not served by the Company's retailer customers. The Company's North American distributors include Ingram Micro, MicroAge, and Tech Data.

OEMs. Zoom has been increasing its OEM sales, support, and manufacturing efforts. As a result, the Company's worldwide sales to OEM customers increased to 19% of net sales in 1996 from 8% of net sales in 1994. The Company's OEM customers sell the Company's products under their own name or incorporate the Company's products as a component of their pre-packaged systems. The Company's packaging design capability enables the Company to respond to an OEM's need for customized or generic products and packaging. The Company is responsive to the needs of personal computer manufacturers including on-time delivery of high-quality cost-effective products that are supported by strong documentation of the products and the products' quality.

International Channels. In international markets, Zoom sells its products primarily through independent distributors and retailers. The Company's European distributors include Actebis, Criterium, Ingram Micro, Northamber, Redco Telematica, Softeam, and UMD. The Company's major European retail customers include Schadt and Vobis. In Japan, the Company distributes its faxmodems primarily through OEM customers. The Company's international sales (including sales to OEMs located outside the United States) have grown from 10% in 1994 to 26% in 1996. The Company believes that its continued sales growth outside of the United States will require substantial additional investments of resources for product design and testing, regulatory approvals, production, marketing and tailoring of instruction manuals, packaging and software development for various foreign languages. The Company's international sales are also subject to risks generally associated with international sales, including United States and international regulatory requirements and policy changes, political and economic instability, currency exchange fluctuations, inventory management, accounts receivable collection, the management of distributors or representatives, tariff regulations and seasonality of sales.

Sales, Marketing and Support
In North America the Company sells its Zoom-brand products primarily through commissioned independent sales representatives managed and supported by the Company's own staff. For western Europe, in 1996 the Company performed most European-based marketing, sales, credit, collections, customer support and warehousing through an independent organization compensated on a commission basis. Zoom terminated this relationship in early 1997. The Company recently established a sales office in Munich, Germany which services accounts in continental Western Europe. The Company expects to establish another sales office in the United Kingdom to service the U.K. and Irish markets. Warehousing, customs clearance, shipping, and invoicing for Europe are now primarily done under contract with Road Air, a specialist in these services located in the Netherlands. Technical support for Europe is handled by Zoom's distributors and under contract with a technical support specialist company in the U.K. For countries outside North America and Europe, the Company's in-house staff typically works directly with country-specific distributors. The Company's worldwide OEM sales are primarily handled by Zoom's Boston-based staff, who are at times assisted by commissioned sales representatives.

The Company believes that Zoom is a widely recognized brand name. The Company builds upon its brand equity in a variety of ways, including cooperative advertising, product packaging, trade shows and public relations. The Company generally provides its high-volume retailers with an allowance to advertise the Company's products in conjunction with the customers' general advertising. The Company believes that such advertising serves to both efficiently and effectively target the end-user market for its products.

Zoom seeks to develop quality products that are user-friendly and require minimal support. The Company supports its claims of quality with warranties of one to seven years, depending upon the product. To address the needs of those end-users of the Company's products who require assistance, the Company has an in-house staff of technical specialists who provide telephone support six days a week. These specialists also maintain a bulletin board and a home page on the World Wide Web, forums on America Online and CompuServe, and a fax-back service.

Research and Development

The Company's research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products and reducing production costs. The Company has developed close collaborative relationships with certain of its OEM customers and component suppliers, who work with the Company to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, the Company purchases modem chipsets from Rockwell that incorporate sophisticated modem technology, thereby eliminating the need for the Company to develop this technology in-house. As of February 5, 1997, the Company had 40 employees engaged primarily in research and development. This research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing. During 1996, 1995 and 1994, the Company expended $2.9 million, $1.8 million and $1.2 million, respectively, on research and development activities.

Manufacturing and Suppliers

The Company's products are currently designed for high-volume automated assembly in North America to help assure low cost, rapid market entry, short lead times and reliability. The Company supplies large kits of parts to one of several automated contract assemblers in Mexico, India, and the Northeast United States. The contract assemblers insert most parts automatically by machine, solder the circuit board, and in-circuit test the completed assemblies. These assemblies are then typically shipped to the Company, which completes the manufacturing process and performs a computerized functional test for further quality control. Completed boards are typically then packaged by the Company, allowing the Company to tailor the packaging and its contents for its customers immediately before shipping. Circuit design, circuit board layout and component sourcing are currently performed by the Company.

Zoom typically uses only one contract assembler for a given design, although in some cases production tooling is in place for high-volume products at a back-up facility. These assemblers are normally adequate to meet reasonable and properly planned production needs, but a fire, natural calamity, strike, or other significant event at an assembler's facility could adversely affect the Company's shipments and revenues. The Company's products include a large number of parts, most of which are available from multiple sources with varying lead times. However, there are only a limited number of suppliers of modem chipsets, the most critical component of the Company's faxmodems. Currently Rockwell is the Company's only modem chipset supplier. Due to capacity constraints of Rockwell, the Company has experienced delays in receiving shipments of chipsets in the past, and the Company may experience such delays in the future. The Company believes its relationship with Rockwell is good. However, there can be no assurance that Rockwell will, in the future, sell chipsets to the Company in quantities sufficient to meet the Company's needs. An interruption in Rockwell's ability to deliver chipsets, a failure of Rockwell to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of Rockwell's chipsets or any other adverse change in the Company's relationship with Rockwell would have a material adverse effect on the Company's results of operations.

Competition

The PC communications products industry is intensely competitive and characterized by rapid technological advances and emerging industry standards, resulting in constant pricing pressures. These changes result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of faxmodems and other PC communications products. The failure of the Company to keep pace with technological advances would adversely affect the Company's competitive position and results of operations.

The Company's primary competitors include Boca Research, Diamond Multimedia, GVC, Global Village, Hayes Microcomputer Products, Motorola and U.S. Robotics. Many of the Company's competitors and potential competitors have more extensive financial, engineering, product development, manufacturing and marketing resources than the Company.

The Company's products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth and shelf space, developed sales channels, product documentation, product warranties and technical support and service. The Company believes that it is competitive in each of these areas. However, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect the Company's ability to compete successfully in the future.

Products recently introduced by certain other companies include ADSL and cable modems that can transmit data and other information at significantly faster speeds than analog modems such as those sold by the Company. These products, however, are generally more expensive than analog modems and cannot be used with conventional telephone service. In addition, the use of ADSL and cable modems is currently impeded by a lack of widely accepted standards and a number of technical and infrastructure limitations. It is likely that if these types of modems reach the high market volume suited to Zoom's business and marketing channels, that the Company will seek to introduce appropriate modems. There can be no assurance that the Company will develop these modems on a timely basis, if at all, or that once developed, these modems will compete effectively.

Intellectual Property Rights

Zoom relies primarily on a combination of copyrights, trademarks, trade secrets and patents to protect its proprietary rights. The Company has trademarks and copyrights for its firmware (software on a chip), printed circuit board artwork, instructions, packaging and literature. The Company also has three patents and one pending patent application in the United States. The patents, which expire in 2011, 2013 and 2013, respectively, generally relate to faxmodem distinctive ring, use of a faxmodem as a scanner, and modified ringback answering capabilities. There can be no assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to the Company, or that the validity of a patent will not be challenged. Moreover, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop comparable or superior technologies.

Zoom licenses certain technologies used in its products, typically bundled software, on a nonexclusive basis. In addition the Company purchases modem chipsets that incorporate sophisticated modem technology from Rockwell.

Zoom has received, and may receive in the future, infringement claims from third parties relating to the Company's products and technologies. The Company investigates the validity of these claims and, if it believes the claims have merit, responds through licensing or other appropriate actions. Certain of these claims have related to technology included in Rockwell and other chipsets. The Company forwards these claims to the appropriate vendor. If the Company or its component manufacturers were unable to license necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it. See Item 3 - LEGAL PROCEEDINGS.

Government Regulation

All of the Company's North American products are required to meet United States and Canadian government regulations, including regulations of the United States Federal Communication Commission ("FCC") and Industry Canada, which regulate equipment, such as modems, that connects to the public telephone network. The FCC also regulates electromagnetic radiation emissions. For each of the Company's products sold in most foreign countries, specific regulatory approvals must be obtained for such matters as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements and electromagnetic radiation and susceptibility requirements. The Company has received regulatory approvals for certain faxmodems in Australia, Austria, Belgium, Denmark, Finland, Germany, Ireland, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Slovenia, South Africa, Sweden, Switzerland and the United Kingdom. The Company expects to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of the Company's products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. The Company cannot predict what impact, if any, such changes may have upon its business.

Backlog

The Company's backlog at January 31, 1997 and January 31, 1996 was $4.4 million and $5.1 million, respectively, most of which was for delivery within 120 days or less. Orders included in backlog generally may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net sales for any future period.

Employees

As of February 5, 1997, Zoom had 324 full-time employees (excluding employees hired on a temporary basis). Of this total, 40 were engaged in research and development, 189 were involved in purchasing, assembly, packaging, shipping and quality control, 58 were engaged in sales, marketing and technical support, and the remaining 37 performed accounting, administrative and executive functions. The Company also hires employees on a temporary basis. This group comprised 30 individuals at February 5, 1997. Most of these temporary employees were employed in manufacturing. The Company considers its relationship with its employees to be good. None of the Company's employees is represented by a labor union.

Executive Officers

The names of the current executive officers of Zoom and certain biographical information furnished by them, are set forth below:

        Name         Age              Position with Zoom
--------------------------------------------------------------------------------

Frank B. Manning      48   Chief Executive Officer, President and Director
Peter R. Kramer       45   Executive Vice President and Director
Eugene Chang          42   Vice President of Strategic Business Development
Terry J. Manning      45   Vice President of Sales and Marketing
Dean N. Panagopoulos  39   Vice President of Information Systems
Deena Randall         43   Vice President of Operations
Steven T. Shedd       44   Vice President of Finance and Chief Financial Officer
Dana Whitney          34   Vice President of Engineering

Frank B. Manning is a co-founder of the Company and has been President, Chief Executive Officer and a Director of the Company since May 1977, and Chairman of the Board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Since 1993 Mr. Manning has been a director of MicroTouch Systems, a NASDAQ-listed leader in touchscreen technology.

Peter R. Kramer is a co-founder of the Company and has been Executive Vice President and a Director of the Company since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975.

Eugene Chang joined Zoom in December 1995. In 1990 Mr. Chang founded Extension Technology, Inc., a venture-funded ISDN company specializing in high-speed remote access devices, and served as its president and chief executive officer until it was sold to Microcom in 1995. After the sale, Mr. Chang became Vice President of ISDN Technology at Microcom. Mr. Chang earned his BS and MS degrees in Computer Science and Electrical Engineering from the Massachusetts Institute of Technology.

Terry J. Manning joined Zoom in 1984 and served as corporate communications director from 1984 until 1989 when he became the director of the Company's sales and marketing. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

Dean N. Panagopoulos joined Zoom in February of 1995 as Director of Information Systems. For three years prior to joining Zoom, Mr. Panagopoulos served as Director of Technical Services for Ziff Information Services, a major outsourcer of computing services. Prior to that, Mr. Panagopoulos worked for General Electric's Aircraft Engines Division, where he was responsible for the development and implementation of advanced manufacturing systems for automated facilities. He earned his BS degree in Information Systems from Northeastern University.

Deena Randall joined Zoom in 1977 as its first employee. Ms. Randall has served in various senior positions within the Company and has directed the Company's operations since 1989. Ms. Randall earned her BA degree from Eastern Nazarene College in 1975.

Steven T. Shedd joined Zoom in March 1996 as Vice President of Finance and Chief Financial Officer. From April 1995 until joining the Company, Mr. Shedd served as the Corporate Vice President, Finance and Chief Financial Officer of Versyss Incorporated, a computer support and service company. From 1992 to April 1995, Mr. Shedd served in various capacities with TSI Corporation, a contract research organization providing job testing services to the pharmaceutical and biotechnology industries, including as a Vice President and the Chief Financial Officer from 1993 to 1995, and as Corporate Controller from 1992 to 1993. From 1989 to 1992, Mr. Shedd served in various capacities at Millipore Corporation, a manufacturer of purification and analytical products, including as the Director of Accounting from 1990 to 1992 and as a Division Controller from 1989 to 1990. Mr. Shedd earned his BA degree from Brandeis University in 1974 and his MBA from Boston University in 1978.

Dana Whitney joined Zoom in 1994 as director of engineering. From 1991 to 1994, Mr. Whitney served in various capacities with Motorola Codex, a data communications company, including as a senior design engineer from 1990 to 1991, and as an engineering manager from 1991 to 1994. As engineering manager he was responsible for the design and development of digital data communications products. Mr. Whitney earned his BSEE from the University of Massachusetts at Dartmouth in 1984 and his MBA degree from Bryant College in 1993.


ITEM 2 -  PROPERTIES

Zoom currently occupies approximately 57,000 square feet of two adjacent buildings with a total of approximately 72,000 square feet at 201 and 207 South Street, Boston, Massachusetts. These buildings were purchased by the Company in April 1993 and currently serve as the corporate headquarters. In August 1996, the Company entered into a five year lease for a 77,428 square foot manufacturing and warehousing facility at 655 Summer Street, Boston, MA. At the end of the initial lease term, the Company has an option to extend the lease for an additional five year term. Under the lease agreement, the Company has the right to cancel the lease at any time after 24 months of the initial lease term. During the first half of 1996, the Company periodically leased up to 20,000 square feet off-site warehouse space on a month-to-month basis. This practice was terminated when the new facility on Summer Street was leased. In July 1996 the Company entered into a two year lease for a 5,276 square foot facility in

Alameda, California in connection with the Company's acquisition of a product line from Tribe Computer Works. The facility has been closed by the Company and is currently being sublet to another corporation. The Company remains obligated for the lease through June 1998. The Company also leases co-op office space in Dallas, Texas.


ITEM 3 -    LEGAL PROCEEDINGS

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


ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of securities holders during the fourth quarter of the fiscal year covered in this report.

                                                        PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ZOOM." The following table sets forth, for the periods indicated, the high and low sale prices per share of Common Stock, as reported by the Nasdaq National Market.

Fiscal Year Ending December 31, 1995                    High               Low
                                                        ----               ---
            First Quarter...........................   $10.25           $  7.00
            Second Quarter..........................     9.13              6.88
            Third Quarter...........................    17.25              6.75
            Fourth Quarter..........................    20.75             13.63

Fiscal Year Ending December 31, 1996

            First Quarter...........................  $20.875            $13.75
            Second Quarter..........................    27.00            13.375
            Third Quarter...........................   16.125              7.50
            Fourth Quarter..........................   13.125              8.25

As of March 25, 1997, there were approximately 382 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

On June 24, 1996 the Company issued 102,641 shares of Common Stock to Tribe Computer Works, Inc. to acquire certain assets, including inventory and property and equipment. The shares of Common Stock so issued were not registered under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4 (2) under said Act.

Dividend Policy

The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. The Company's bank credit facility restricts the payment of cash dividends.

Limitations Affecting Holders of Common Stock

An investment in Common Stock which results in a change of control of the Company may be subject to review and approval under the Investment Canada Act (Canada) (the "ICA"), if the person acquiring control is not a Canadian person; provided, however, that if the person acquiring control is a national of a World Trade Organization member country (which includes the United States), then such investment shall not be subject to review under the ICA so long as the gross assets of the Company have an aggregate value of less than $160 million Canadian. This process may have the effect of delaying or preventing the change in control of the Company. Under the Canada Business Corporations Act, not less than one-third of the members of the Board of Directors and any committees thereof must be resident Canadians (and not less than one-half if the Company's sales in Canada exceed 5% of net sales).

Certain Income Tax Considerations

The following summary is based on the tax laws of the United States and Canada as in effect on the date of this Report, and is subject to changes in United States and Canadian law, including changes that could have retroactive effect. The summary is further based on the Convention between Canada and the United States of America with respect to Taxes on Income and on Capital, as amended (the "Convention"), the published administrative practices of Revenue Canada, Taxation and the Internal Revenue Service and judicial decisions, all of which are subject to change. The discussion summarizes certain tax considerations relevant to individual and corporate holders of Common Stock who, for income tax purposes, are resident in the United States and not in Canada, hold Common Stock as capital assets, and do not use or hold the Common Stock in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively, "Unconnected US Shareholders"). The tax consequences of holding the Common Stock by individuals or corporations who are not Unconnected US Shareholders may differ substantially from the tax consequences discussed herein. The summary does not take into account the tax laws of the various provinces or territories of Canada or the tax laws of the various state and local jurisdictions in the United States.

The summary is intended to be a general description of the Canadian and United States tax considerations. It does not take into account the individual circumstances of any particular holder of Common Stock. Therefore, Stockholders should consult their own tax advisors with respect to the tax consequences of holding Common Stock.

Canadian Federal Income Tax Considerations

Any dividends on the Common Stock paid or credited, or deemed to be paid or credited to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax is 6% for dividends paid or credited in 1996 and 5% thereafter.

Capital gains realized on the disposition of Common Stock by Unconnected US Shareholders will not be subject to tax under the Income Tax Act (Canada) (the "Tax Act") unless such Common Stock is taxable Canadian property within the meaning of the Tax Act. Common Stock will generally not be taxable Canadian property to a holder unless, at any time during the five year period immediately preceding a disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the Common Stock is considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected US Shareholders from tax under the Tax Act in respect of a disposition of Common Stock provided the value of the shares of the Company is not derived principally from real property situated in Canada. Neither Canada nor any province thereof currently imposes any estate taxes or succession duties.

United States Federal Income Tax Considerations

Unconnected US Shareholders generally will treat the gross amount of any cash dividends paid by the Company, without reduction for the Canadian withholding tax, as dividend income for United States federal income tax purposes to the extent of the Company's current or accumulated earnings and profits. If the dividend distribution is paid in Canadian dollars, the dividend will be includable in income when received in an amount equal to the United States dollar value, on the date of distribution, of the amount so distributed; any gain or loss on the conversion of the distribution into US dollars will be ordinary in nature. Subject to the limitations set forth in Section 904 of the Internal Revenue Code of 1986, as amended (the "Code") (which limits the extent to which a United States taxpayer may credit against its United States federal income tax liability any taxes paid by it to a foreign country), the Canadian tax withheld or paid with respect to distributions on the Common Stock generally may be credited against the United States federal income tax liability of an Unconnected US Shareholder if such holder makes an appropriate election for the taxable year in which such taxes are paid or accrued; alternatively, a shareholder who does not elect to credit any foreign taxes paid during the taxable year may deduct such taxes in such taxable year. In addition, an Unconnected US Shareholder that is a domestic corporation that owns 10% or more of the Common Stock and receives a dividend and elects to credit foreign taxes is deemed to have received (and to have paid as a foreign tax eligible for the foreign tax credit, subject to the limitations of Section 904) a portion of the foreign taxes paid by the Company. Because the foreign tax credit provisions of the Code are complex, investors should consult their own tax advisors when claiming foreign tax credits. Dividends paid on the Common Stock will generally not be eligible for the dividends received deduction otherwise allowed to United States corporate shareholders.

The sale of Common Stock generally will result in the recognition of gain or loss to an Unconnected US Shareholder in an amount equal to the difference between the amount realized and the holder's adjusted basis in the Common Stock. Gain or loss upon the sale of Common Stock will be short-term or long-term capital gain or loss, depending on whether the shares have been held for more than one year.

ITEM 6 - SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The statement of operations data for the years ending December 31, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1995 and 1996 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are included elsewhere in this report. The statement of operations data of the Company for the years ending December 31, 1992 and 1993 and the balance sheet data as of December 31, 1992, 1993 and 1994 have been derived from consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP and are not included in this report. This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                            Years Ending December 31,
                                                       1992         1993         1994        1995            1996
                                                       ----         ----         ----        -----           ----
                                                              (In thousands, except per share data)
Statement of Operations Data:
Net sales...................................        $41,896      $55,230      $68,180      $96,997       $100,195
Cost of goods sold..........................         30,341       42,324       53,875      73,402          79,803
                                                     ------       ------       ------      -------         ------
     Gross profit...........................         11,555       12,906       14,305       23,595         20,392
Operating expenses:
       Selling..............................          3,286        4,562        6,573        9,023         10,216
       General and administrative...........          1,739        1,204        1,776        2,840          3,674
       Research and development.............            646        1,101        1,250        1,835          2,940
                                                    -------      -------      -------      -------       --------
         Total operating expenses...........          5,671        6,867        9,599      13,698          16,830
                                                  ---------     --------     --------     --------       --------
     Income from operations.................          5,884        6,039        4,706        9,897          3,562
Interest income (expense) net ..............             28           90          (75)         (33)           293
                                                -----------  -----------    ---------- ------------     ----------
     Income before income taxes.............          5,912        6,129        4,631        9,864          3,855
Income tax expense..........................          2,326        2,342        1,817        3,800          1,375
                                                  ---------    ---------     ---------   ----------      ---------
     Net income.............................       $  3,586    $   3,787     $  2,814    $   6,064       $  2,480
                                                   ========    =========     ========    =========       ========

Income per common and common equivalent share:
     Primary................................     $    0.62    $    0.63    $    0.47    $    0.99       $    0.35
                                                 ==========   ==========   ==========   ==========      =========
     Fully diluted..........................     $    0.62    $    0.63    $    0.47    $    0.98       $    0.35
                                                 ==========   ==========   ==========   ==========      =========

Weighted average common and common equivalent shares:
     Primary................................          5,777        6,010        6,010        6,126          7,162
     Fully diluted..........................          5,815        6,010        6,014        6,173          7,162


                                                                  December 31,


                                                         1992        1993         1994       1995            1996
                                                         ----        ----         ----       -----           ----
                                                                         (In thousands)
Balance Sheet Data:
Working capital                                       $11,263     $14,618      $17,146     $24,135        $41,557
Total assets                                           14,347      23,993       26,816      49,595         56,782
Long-term debt                                             --          --           --          --             --
Total stockholders' equity                             11,524      16,199       19,303      27,274         47,355

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" contained in the Company's registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on February 16, 1996 (the "Registration Statement").

Overview

Zoom was established in 1977, and initially produced and marketed speed dialers and other specialty telephone accessories. The Company shipped its first modem in 1983 and its first faxmodem in 1990. Faxmodems and related products now comprise substantially all of the Company's revenues. The Company sells its products both domestically and internationally through high-volume retailers and distributors, and to PC manufacturers and other OEMs.

In 1996 the Company's net sales grew by 3.3% to $100.2 million. In 1996 as compared to 1995, the Company's sales to retailers and distributors in the United States decreased by 12% to $61.0 million, the Company's worldwide sales to OEM customers increased by 57% to $19.0 million, and the Company's international sales (excluding sales to OEMs) increased by 28% to $18.7 million.

The Company's results of operations have been and may continue to be subject to significant quarterly fluctuations. The results for a particular quarter may vary due to a number of factors, including the overall state of the PC and PC communications markets, pricing and other competitive conditions, the timing of orders, market acceptance of the Company's or its OEM customers' products, the timing of the announcement and introduction of new products by the Company and its competitors, variations in the Company's product mix and component costs, variations in the proportion of sales made to retailers, distributors and OEMs, the financial health and inventory levels of the Company's customers, seasonal promotions by the Company, its customers and competitors, the timing of expenditures in anticipation of future sales, the timing of product development costs, the availability of materials and labor necessary to produce the Company's products and general economic conditions. The Company also believes that its sales are seasonal, with increased sales generally occurring in the fourth quarter reflecting holiday sales. The Company expects that its quarterly operating results will continue to fluctuate in the future as a result of these and other factors.

The Company continually seeks to improve its product designs and manufacturing approach in order to reduce its costs. The Company pursues a strategy of outsourcing rather than internally developing its faxmodem chipsets, which are application-specific integrated circuits that form the technology base for its faxmodems. By outsourcing the chipset technology, the Company is able to concentrate its research and development resources on faxmodem system design, leverage the extensive research and development capabilities of its chipset suppliers, and reduce its development time and associated costs and risks. As a result of this approach, the Company is able to quickly develop new and innovative products while maintaining a relatively low level of research and development expense as a percentage of sales. The Company also outsources aspects of its manufacturing to contract assemblers as a means of reducing its fixed labor costs and capital expenditures, and to provide the Company with greater flexibility in its capacity planning.

The Company's gross margins were 20.3%, 24.3% and 21.0% in 1996, 1995 and 1994, respectively. The Company's gross margins are typically significantly higher for its branded product sales to retailers and distributors, both in the United States and internationally, than for sales to OEMs. However, the increased margins for sales to retailers and distributors are generally offset by higher operating expenses associated with those sales than for sales to OEMs. These increased operating expenses typically include costs for cooperative advertising, technical support and sales commissions.

The market for faxmodems has been characterized by rapid technological change, frequent product introductions, evolving industry requirements and short product life cycles. When component costs drop and competitive and enhanced products become available, the Company's products are susceptible to price decreases. The Company has a policy of offering price protection to certain of its retailer and distributor customers for some or all of their inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price and the Company's reduced price. In 1994, 1995 and 1996 the Company's results of operations were adversely affected by reductions in prices which resulted in relatively high charges for price protection. The impact of price reductions is mitigated by the Company's introduction of new products, the adoption of lower-cost technologies and product designs, and the implementation of other measures to reduce its manufacturing and other costs.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                                   Year Ending December 31,
                                                                           1994           1995             1996
                                                                           ----           ----             ----
Net sales.......................................................            100.0%         100.0%          100.0%
Cost of goods sold..............................................             79.0           75.7            79.7
                                                                           --------       ------          ------
     Gross profit...............................................             21.0           24.3            20.3
Operating expenses:
    Selling.....................................................              9.7            9.3            10.2
    General and administration..................................              2.6            2.9             3.7
    Research and development....................................              1.8            1.9             2.9
                                                                          -------        -------         -------
         Total operating expenses...............................             14.1           14.1            16.8
                                                                           ------         ------          ------
Operating income................................................              6.9           10.2             3.5
     Interest income (expense), net.............................             (0.1)          (0.0)            0.3
                                                                           ------         -------        -------
Income before income taxes......................................              6.8           10.2             3.8
     Income tax expense.........................................              2.7            3.9             1.3
                                                                          -------         ------          ------

Net income......................................................              4.1%           6.3%            2.5%
                                                                          =======         ======          ======

Year Ending December 31, 1996 Compared to Year Ending December 31, 1995

Net Sales. Net sales increased 3% to $100.2 million in 1996 from $97.0 million in 1995. Unit volumes declined as significant increases in V.34 28,800 and 33,600 bps shipments did not fully offset dramatic declines in shipments of 14,400 bps faxmodems. Average selling prices for V.34 faxmodems dropped 21% from 1995 to 1996, due to severe price competition and lower prices for modem chipsets. However, overall average selling price of the Company's faxmodems rose as the product mix shifted to V.34 faxmodems, which typically have higher prices than 14,400 faxmodems. The Company experienced increases in net sales in its worldwide OEM and international (excluding sales to OEMs) sales channels during 1996 compared to 1995 as worldwide OEM sales increased 57% to $19.0 million and international sales (excluding sales to OEMs) increased by 28% to $18.7 million. Sales to retailers and distributors in the United States decreased 12% to $61.0 million in 1996 compared to 1995.

Gross Profit. Gross profit as a percentage of net sales declined to 20.3% in 1996 from 24.3% in 1995. This decline in gross margin was primarily due to increased price protection afforded certain retailers and inventory reserves against slower speed modems recognized during the year. In addition, the Company increased its percentage of sales to OEM customers, which typically carry lower gross margins. These decreases were partially offset by declining parts costs for most faxmodem models.

Selling Expenses. Selling expenses increased 13% to $10.2 million or 10.2% of net sales in 1996 from $9.0 million or 9.3% of net sales in 1995. The increase was primarily due to added costs associated with the sales and marketing of products acquired from Tribe Computer Works and to increased payroll expenses for sales, technical support and customer service personnel. These increases were partially offset by lower selling costs associated with the Company's increased percentage of OEM sales, which generally require a lower level of selling expense than other sales.

General and Administrative Expenses. General and administrative expenses increased 29% to $3.7 million or 3.7% of net sales in 1996 from $2.8 million or 2.9% of net sales in 1995. This increase was primarily due to increased payroll expense for management information systems and new business development, to enhance infrastructure and explore new areas for growth.

Research and Development Expenses. Research and development expenses increased 60% to $2.9 million or 2.9% of net sales in 1996 from $1.8 million or 1.9% of net sales in 1995. The increase was primarily due to the addition of personnel to support the Company's development efforts in a number of new areas, including the remote access and ISDN areas, and to costs associated with domestic and international regulatory approvals.

Interest Income, Net. Net interest income increased to $293,000 in 1996 from an expense of $33,000 in 1995. The increase was the result of the Company's higher average cash balances during the last three quarters of 1996 compared to 1995. The Company completed a secondary offering in April of 1996 which raised a net $11,573,218. These funds were used to pay off the line of credit which was used during 1995 as well as to fund future operations. Any remaining funds were invested in various financial instruments generating interest income.

Provision for Income Taxes. The Company's effective tax rate decreased to 35.7% in 1996 from 38.5% in 1995 due to the benefit of increased foreign sales through the Company's Foreign Sales Corporation ("FSC") and a decrease in the effective state income tax rate.

Year Ending December 31, 1995 Compared to Year Ending December 31, 1994

Net Sales. Net sales increased 42% to $97.0 million in 1995 from $68.2 million in 1994. This increase was primarily attributable to increased unit sales, and to a small increase in the average selling price of the Company's products as a result of a change in product mix. During 1995 sales of the Company's higher priced V.34 faxmodems (products with 28,800 bps data transmission speeds) increased as a percentage of net sales throughout the year. The effect of this change in sales mix was partially offset by price reductions. However, the price declines in most product categories were more modest than in prior years. The Company believes that this relative price stability was due in part to a widespread shortage of modem chipsets during the year. The Company experienced increases in net sales in all of its major sales channels during 1995 compared to 1994. The Company's sales in the United States (excluding sales to OEMs) grew 18% to $66.8 million in 1995 compared to 1994, international sales (excluding sales to OEMs) grew 217% to $17.3 million, with Western Europe and Japan leading the growth, and worldwide OEM sales grew 118% to $12.1 million.

Gross Profit. Gross profit as a percentage of net sales improved to 24.3% in 1995 from 21.0% in 1994. This improvement in gross margin was primarily attributable to the increased percentage of net sales of the higher priced V.34 faxmodems, increased production efficiencies related to the higher volume of sales and decreased raw materials costs for certain of the Company's products. These increases were partially offset by lower margins received on increased sales to OEMs, price reductions for certain of its products, and the Company's additions to inventory reserves reflecting its increased inventory levels at the end of the year. In 1994 the Company's gross margin of 21.0% was partially attributable to unusually rapid price declines during the year, which resulted in significant charges for price protection.

Selling Expenses. Selling expenses increased 37% to $9.0 million or 9.3% of net sales in 1995 from $6.6 million or 9.7% of net sales in 1994. The increase was primarily attributable to costs related to the Company's increased sales, including an increase in selling commissions, increased cooperative advertising allowances to the Company's high-volume retailer customers in North America, and increased payroll expenses attributable to personnel additions in sales, technical support and customer service. The decrease in selling expenses as a percentage of net sales was primarily attributable to the Company's increased percentage of OEM sales, which generally require a lower level of selling expense than other sales.

General and Administrative Expenses. General and administrative expenses increased 60% to $2.8 million or 2.9% of net sales in 1995 from $1.8 million or 2.6% of net sales in 1994. The increase was primarily attributable to increased expenses incurred to support the Company's increased sales, including the addition of personnel, and the increase in the Company's reserve for doubtful accounts.

Research and Development Expenses. Research and development expenses increased 47% to $1.8 million or 1.9% of net sales in 1995 from $1.2 million or 1.8% of net sales in 1994. The increase was primarily attributable to the addition of personnel to support the Company's development efforts, including the hiring of specialists in ISDN technology, and to costs associated with international regulatory approvals, reflecting the Company's international expansion.

Interest Expense, Net. Net interest expense declined to $33,000 in 1995 from $75,000 in 1994. The decrease was the result of the Company's higher average cash balances during the first three quarters of 1995 compared to 1994, which partially offset a higher net interest expense in the fourth quarter of 1995, reflecting the Company's borrowings to support its higher inventory and accounts receivable levels.

Provision for Income Taxes. The Company's effective tax rate decreased to 38.5% in 1995 from 39.2% in 1994 due to the benefit of increased foreign sales through the Company's Foreign Sales Corporation ("FSC"). The effective tax rates are lower than statutory rates because of research and development tax credits and FSC tax credits.

Liquidity and Capital Resources

On December 31, 1996 the Company had working capital of $41.6 million, including $9,172,186 in cash and cash equivalents, an increase in working capital of 73% from $24.1 million on December 31, 1995. In addition, the Company had a commitment from a bank to renew a $10.0 million revolving bank line of credit which expired on May 31, 1996 of which $2.5 million was outstanding at December 31, 1995. The renewed line of credit agreement was consummated in January 1997 and expires August 30, 1997. This line of credit bears interest at the bank's prime rate (8.25% on December 31, 1996). At the Company's option, it may elect to borrow funds at the London Interbank Borrowing Rate (LIBOR) plus 1.5%. (7.03% on December 31, 1996). The line of credit is unsecured and contains certain financial and other covenants. On April 11, 1996, the Company completed a secondary offering of 800,000 shares of its Common Stock. The offering raised net proceeds of $11,573,218. The Company used the net proceeds to repay
$2,500,000 outstanding under its line of credit and for general corporate purposes, including working capital, new product development, expansion of facilities, expansion of the Company's presence in international markets and potential acquisitions. Any amounts repaid under the Company's line of credit may be reborrowed by the Company.

In 1996 the Company's net cash used in operating activities was approximately $1.4 million. During that period inventory and accounts receivable decreased by $5.2 million and $1.9 million respectively. The decrease in inventory was primarily due to the Company's efforts to reduce inventory levels, particularly with respect to lower speed faxmodems. The Company designs its faxmodems to accommodate last-minute insertion of the high-cost chipsets and unexpected delays in the delivery of these chipsets can result in increased raw materials and work-in-process inventory. Increased levels of inventory may adversely affect the Company's liquidity and increase the risk of inventory obsolescence or a decline in the market value of such inventory. The decrease in accounts receivable was primarily attributable to lower fourth quarter sales in 1996 as compared to fourth quarter sales in 1995. These sources of cash flow were offset by reduction of accounts payable and accrued expenses of $10.2 million. An additional source of funds was the Company's $2.5 million net income. An additional use of funds was the increase in prepaid and other assets of $1.2 million.

The Company's capital expenditures in 1996 of approximately $1.4 million consisted primarily of the Company's purchase of leasehold improvements to the new manufacturing facility occupied in the third quarter, computer hardware and software, continued renovations to its headquarters, and purchases of other equipment and tooling. In addition, on June 24, 1996, the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc. including intellectual property, inventory, and property and equipment. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of the cost over the fair value of the assets acquired of $1.7 million was allocated to goodwill that is being amortized over 10 years.

During 1996 financing activities provided the Company $11.9 million of cash. The Company realized net proceeds of $11.6 million from the sale of 800,000 shares of its common stock in a registered offering on a direct placement basis, and proceeds of $2.8 million from the exercise of stock options. These proceeds were offset by $2.5 million of repayments of the Company's revolving line of credit.

The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet its normal working capital requirements.

Other

A portion of the Company's revenues are subject to the risks associated with international sales. Although most of the Company's product prices are denominated in the United States currency, customers in foreign countries generally evaluate purchases of products such as those sold by the Company on the purchase price expressed in the customer's currency. Therefore, changes in foreign currency exchange rates may adversely affect the demand for the Company's products.

The company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Commpany measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the proforma impact on earnings and earnings per share have been disclosed in the Notes to the Consolidated Financial Statements as required by SFAS 123 for companies that continue to account for stock options under APB25

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                ZOOM TELEPHONICS, INC.
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     AND SCHEDULE

                                                                                                                      Page
Index to Consolidated Financial Statements                                                                              26
Independent Auditors' Report                                                                                            27
Consolidated Balance Sheets as of December 31, 1995 and 1996                                                            28
Consolidated Statements of Income for the years ending December 31, 1994, 1995 and 1996                                 29
Consolidated Statements of Stockholders' Equity for the years ending December 31, 1994, 1995 and 1996                   30
Consolidated Statements of Cash Flows for the years ending December 31, 1994, 1995 and 1996                             31
Notes to Consolidated Financial Statements                                                                              32
Schedule II:  Valuation and Qualifying Accounts Fiscal Years Ending December 31, 1994, 1995 and 1996

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

                                                        PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's definitive proxy statement for its 1997 annual meeting which will be filed with the SEC in April 1997 pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," "Directors Compensation" and "Proposal No. 2", in the Company's definitive proxy statement for its 1996 annual meeting which will be filed with the SEC in April, 1997, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 annual meeting which will be filed with the SEC in April, 1997, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                                         PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                 Financial Statements, Schedules and Exhibits:

   (1),(2)          The financial statements and required schedules are indexed under
                    Item 8.

   (3)              Exhibits required by the Exhibit Table of Item 601 of SEC Regulation  S-K.  (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

               3.1  Articles  of  Continuance,  filed as  Exhibit  3.1 to the  Annual  Report on Form 10-K for the fiscal year ended
                    December 31, 1991 (the "1991 Form 10-K"). *

               3.2  By-Law  No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the 1991 Form 10-K. *

               3.3  By-Law  No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the 1991 Form 10-K. *

            **10.1  1991 Stock Option Plan,  as amended,  of Zoom  Telephonics,  Inc., filed as Exhibit  10.1 to the  Annual  Report on Form 10-K for the
                    fiscal year ended December 31, 1994 (the "1994 Form 10-K"). *

            **10.2  1991 Director Stock Option Plan, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the 1994 Form 10-K. *

              10.3  Commercial  Revolving  Line  of  Credit  Agreement  by  and  between  Zoom Telephonics, Inc. and  Shawmut  Bank,
                    N.A., filed as Exhibit 10.3 to the 1995 Form 10-K. *

              10.4  Commercial  Revolving  Line of  Credit  Promissory  Note of Zoom  Telephonics,  Inc. in favor of  Shawmut  Bank,
                    N.A. , filed as Exhibit 10.4 to the 1995 Form 10-K. *

              10.5  Lease between Zoom Telephonics and "E" Street Associates, filed as
                    Exhibit 10.5 to the June 1996 Form 10-Q*

              10.6  Form of Indemnification  Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

              10.7  Revolving Credit Facility Provided by Fleet National Bank for Zoom Telephonics, Inc..

              11.   Statement re computation of per share earnings.

              21.   Subsidiaries.

              23.   Consent of KPMG Peat Marwick LLP.

              27.   Financial Data Schedule

(b)                 Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the last quarter for the period covered by this report.

(c)                 Exhibits - See Item  14(a)(3)  above for a list of Exhibits  incorporated  herein by reference orfiled with this
                    Report.

(d)                 Schedules - Schedule II:  Valuation  and  Qualifying Accounts. Schedules other than those listed above have been omitted since they are either inapplicable or not required

-------------
      * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

     **       Compensation Plan or Arrangement.

-------------------------------------------------------------------------------
                                   SIGNATURES
-------------------------------------------------------------------------------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         ZOOM TELEPHONICS, INC.
                                                         (Registrant)


                                              By:        /s/ Frank B. Manning
                                                    Frank B. Manning, President

Date:  March 28 , 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


               Signature        Title(s)                 Date




/s/ Frank B. Manning            Principal Executive Officer and Director
---------------------------                        March 28, 1997
Frank  B. Manning




/s/ Steven T. Shedd             Principal Financial and Accounting Officer
---------------------------                        March 28, 1997
Steven T. Shedd




/s/ Peter R. Kramer             Director
---------------------------                        March 28, 1997
Peter R. Kramer




/s/ Bernard Furman              Director
---------------------------                        March 28, 1997
Bernard Furman



/s/ L. Lamont Gordon            Director
---------------------------                        March 28, 1997
L. Lamont Gordon




/s/ J. Ronald Woods             Director
---------------------------                        March 28, 1997
J. Ronald Woods

                                               ZOOM TELEPHONICS, INC.
                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  AND SCHEDULE

                                                                                                                      Page


Independent Auditors' Report                                                                                            27
Consolidated Balance Sheets as of December 31, 1995 and 1996                                                            28
Consolidated Statements of Income for the years ending December 31, 1994, 1995 and 1996                                 29
Consolidated Statements of Stockholders' Equity for the years ending December 31, 1994, 1995 and 1996                   30
Consolidated Statements of Cash Flows for the years ending December 31, 1994, 1995 and 1996                             31
Notes to Consolidated Financial Statements                                                                              32
Schedule II: Valuation and Qualifying Accounts Fiscal Year Ending December 31, 1994, 1995 and 1996                      41

                          Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Telephonics, Inc.:


We have audited the consolidated financial statements of Zoom Telephonics, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                   KPMG Peat Marwick LLP



Boston, Massachusetts
February 18, 1997

                             ZOOM TELEPHONICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      December 31
     Assets                                                                                      1995              1996
     ------                                                                                      ----              ----

Current assets:
     Cash and cash equivalents                                                      $         150,671         9,172,186
     Accounts receivable, net of reserves for doubtful
        accounts, returns, and allowances of $2,717,463
        in 1995 and $3,564,101 in 1996 (notes 9 and 10)                                    20,396,314        18,970,041
     Inventories (note 3)                                                                  24,173,557        19,057,575
     Recoverable income taxes                                                                       -         1,219,000
     Deferred tax assets (note 8)                                                           1,513,461         2,032,683
     Prepaid expenses and other assets                                                        221,907           532,808
                                                                                       --------------    --------------
               Total current assets                                                        46,455,910        50,984,293
                                                                                       --------------    --------------

Property, plant and equipment, net (note 4)                                                 3,138,907         4,081,406
Goodwill, net of accumulated amortization of $76,149                                                -         1,558,764
Other assets                                                                                        -           157,691
                                                                                       --------------    --------------

                                                                                    $      49,594,817        56,782,154
                                                                                       ==============    ==============

               Liabilities and Stockholders' Equity

Current liabilities:
     Credit line payable (note 5)                                                   $       2,500,000                 -
     Accounts payable                                                                      18,635,269         8,074,472
     Accrued expenses                                                                         948,911         1,352,725
     Income tax payable                                                                       236,493                 -
                                                                                       --------------    --------------
               Total current liabilities                                                   22,320,673         9,427,197
                                                                                       --------------    --------------

Commitments and contingencies (note 4)

Stockholders' equity (notes 6 and 7):
     Common stock, no par value.  Authorized 25,000,000 shares;
        issued and outstanding 6,200,930 shares at December 31,
        1995 and 7,446,842 shares at December 31, 1996                                      7,289,577        24,890,468
     Retained earnings                                                                     19,984,567        22,464,489
                                                                                       --------------    --------------
               Total stockholders' equity                                                  27,274,144        47,354,957
                                                                                       --------------    --------------

                                                                                    $      49,594,817        56,782,154
                                                                                       ==============    ==============



See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        December 31, 1994, 1995 and 1996


                                                                                1994             1995              1996
                                                                                ----             ----              ----

Net sales (note 9)                                                $       68,179,619       96,997,313       100,195,021
Cost of goods sold                                                        53,875,107       73,401,620        79,803,297
                                                                      --------------   --------------    --------------
           Gross profit                                                   14,304,512       23,595,693        20,391,724
                                                                      --------------   --------------    --------------

Operating expenses:
     Selling                                                               6,573,150        9,023,443        10,215,528
     General and administrative                                            1,775,853        2,839,775         3,674,134
     Research and development                                              1,249,819        1,835,482         2,940,152
                                                                      --------------   --------------    --------------
                                                                           9,598,822       13,698,700        16,829,814
                                                                      --------------   --------------    --------------

           Operating income                                                4,705,690        9,896,993         3,561,909

Interest income                                                                6,905           81,893           461,762
Interest expense                                                             (81,632)        (115,206)         (169,248)
                                                                      --------------   --------------    --------------
           Interest income (expense), net                                    (74,727)         (33,313)          292,514
                                                                      ---------------  --------------    --------------

           Income before income taxes                                      4,630,963        9,863,680         3,854,423

Income tax expense (note 8)                                                1,817,385        3,800,000         1,374,501
                                                                      --------------   --------------    --------------

           Net income                                             $        2,813,578        6,063,680         2,479,922
                                                                      ==============   ==============    ==============

Income per common and common equivalent share (note 2):
     Primary                                                            $    .47              .99               .35
                                                                           =====              ===             =====

     Fully diluted                                                      $    .47              .98               .35
                                                                           =====              ===             =====

Weighted average common and common equivalent shares:
     Primary                                                               6,010,282        6,126,203         7,162,391
                                                                      ==============   ==============    ==============
     Fully diluted                                                         6,013,668        6,173,265         7,162,391
                                                                      ==============   ==============    ==============


See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                               Total
                                                             Common stock                  Retained        stockholders'
                                                         Shares           Amount           earnings           equity

Balance at December 31, 1993                           5,989,430         5,091,835       11,107,309          16,199,144

    Net income                                                -                 -         2,813,578           2,813,578
    Exercise of stock options                             25,050           275,549               -              275,549
    Tax benefit from exercise of nonqualified stock
      options (note 7)                                        -             14,750               -               14,750
                                                       ---------         ---------        ---------          ----------

Balance at December 31, 1994                           6,014,480         5,382,134       13,920,887          19,303,021

    Net income                                               -                 -          6,063,680           6,063,680
    Exercise of stock options                            186,450         1,570,350              -             1,570,350
    Tax benefit from exercise of nonqualified stock
      options (note 7)                                       -             337,093              -               337,093
                                                       ---------         ---------        ---------          ----------

Balance at December 31, 1995                           6,200,930         7,289,577       19,984,567          27,274,144

    Net income                                               -                 -          2,479,922           2,479,922
    Proceeds from stock offering (note 6)                800,000        11,573,218              -            11,573,218
    Stock issuance for product line acquisition          102,641         1,590,929              -             1,590,929
    Exercise of stock options                            343,271         2,825,543              -             2,825,543
    Tax benefit from exercise of nonqualified stock
      options (note 7)                                       -           1,611,201              -             1,611,201
                                                       ---------        ----------        ---------         ----------


Balance at December 31, 1996                           7,446,842      $ 24,890,468     $ 22,464,489        $ 47,354,957
                                                       =========        ==========       ==========          ==========


See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 1994, 1995 and 1996

                                                                                1994             1995              1996
                                                                                ----             ----              ----

Cash flows from operating activities:
     Net income                                                        $   2,813,578        6,063,680         2,479,922
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                     193,697          252,400           674,162
           Deferred income taxes                                            (558,277)        (416,789)         (519,222)
           Changes in assets and liabilities:
               Accounts receivable                                        (4,263,435)      (7,609,226)        1,426,273
               Inventories                                                 1,705,332      (14,624,140)        5,211,667
               Prepaid expenses and other assets                             135,607           28,553          (715,728)
               Recoverable income taxes                                       72,915                -        (1,219,000)
               Accounts payable and accrued expenses                        (232,872)      12,280,557       (10,156,983)
               Income tax payable                                            209,241           27,252          (236,493)
               Tax benefit upon exercise of nonqualified
                  stock options                                               14,750          337,093         1,611,201
                                                                       -------------   --------------    --------------
                         Net cash provided by (used in)
                             operating activities                             90,536       (3,660,620)       (1,444,201)
                                                                       -------------   --------------    ---------------

Cash flows from investing activities:
     Purchase of certain assets of a business product line                       -                -             (81,375)
     Additions to property, plant and equipment                             (769,077)      (1,234,459)       (1,351,670)
                                                                       -------------   --------------    --------------

                         Net cash used in investing activities              (769,077)      (1,234,459)       (1,433,045)
                                                                       --------------  ---------------   ---------------

Cash flows from financing activities:
     Net borrowings (repayments) under revolving
        bank line of credit                                                      -          2,500,000        (2,500,000)
     Proceeds from the issuance of common stock                                  -                -          11,573,218
     Exercise of nonqualified stock options                                  275,549        1,570,350         2,825,543
                                                                       -------------    -------------     -------------
                         Net cash provided by financing
                             activities                                      275,549        4,070,350        11,898,761
                                                                       -------------    -------------     -------------

Net increase (decrease) in cash and cash equivalents                        (402,992)        (824,729)        9,021,515

Cash and cash equivalents at beginning of year                             1,378,392          975,400           150,671
                                                                       -------------    -------------     -------------

Cash and cash equivalents at end of year                           $         975,400          150,671         9,172,186
                                                                       =============    =============     =============


See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1996

(1)     Incorporation and Nature of Operations

        Zoom  Telephonics,  Inc.  (the  "Company")  is  incorporated  under  the federal laws of Canada (Canada Business Corporations Act). Its principal business activity, the design, production, and marketing of faxmodems and other communication peripherals, is conducted through its wholly-owned subsidiary, Zoom Telephonics, Inc. ("Zoom US"), a Delaware corporation based in Boston, Massachusetts.

(2)     Significant Accounting Policies

        (a)  Basis of Presentation
        Theconsolidated financial statements are prepared in accordance with United States generally accepted accounting principles and are stated in US dollars. Any differences between US and Canadian generally accepted accounting principles would have an insignificant impact on the consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from estimates.

        (b)  Principles of Consolidation
        The consolidated   financial  statements  include  the  accounts of  the
           Company and its wholly-owned subsidiary, Zoom US, and its wholly-owned subsidiaries, Zoom Foreign Sales Corporation, Zoom Telephonics, Ltd. (a United Kingdom Corporation) and Tribe Acquisition Corporation. All intercompany balances and transactions have been eliminated in consolidation.

        (c)  Cash and Cash Equivalents
        The Company considers all investments having original maturities of less than 90 days to be cash equivalents.

        (d)  Inventories
        Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        (e)  Property, Plant and Equipment
        Property,  plant  and  equipment  is  stated  at cost.  Depreciation  of property, plant and equipment is provided by using the straight-line method at rates sufficient to amortize the costs of the fixed assets over their estimated useful lives. In accordance with Financial
           Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
           Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.
                                                                    (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

        (f)  Goodwill
        Goodwill results from the excess of cost over fair value of net assets acquired for the purchase of a product line in June 1996 is amortized on a straight-line basis over 10 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired product line are determined to be less than the carrying amount of goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future estimated cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

        (g)  Income Taxes
        TheCompany  accounts  for  income  taxes  under the asset and  liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differencs are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (h)  Income Per Common Share
        Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding, including the dilutive effect of stock options.

        (i)  Revenue Recognition
        Sales are recognized upon shipment of products to customers.

        (j) Financial Instruments
        Financial   instruments  of  the  Company   consist  of  cash  and  cash
            equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value.

        (k)  Stock Based Compensation
        The Company has adopted Statement of Financial Accounting  Standards No.
           123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the proforma impact on earnings and earnings per share have been disclosed in the Notes to the
           Consolidated Financial Statements as required by SFAS 123 for companies that continue to account for stock options under APB25.

        (l)  Reclassifications
        Certain reclassifications to the 1994 and 1995 financial statements have
           been   made   to   conform   to   the   1996   presentation.    These
           reclassifications were not material.
                                                                   (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements


(3)     Inventories

        Inventories consist of the following at December 31:

                                                                                    1995                  1996
                                                                                    ----                  ----

           Raw materials                                                 $    14,612,670            11,778,311
           Work in process                                                     5,582,922             2,968,064
           Finished goods                                                      3,977,965             4,311,200
                                                                           -------------             ---------

                                                                         $    24,173,557            19,057,575
                                                                           =============            ==========

(4)     Property, Plant and Equipment

        Property, plant and equipment consists of the following at December 31:


                                                                                                            Estimated
                                                                                    1995            1996    useful lives
                                                                                    ----            ----    ------------

           Land                                                          $       309,637         309,637       -
           Buildings and improvements                                          1,808,814       1,939,071    31.5 years
           Leasehold improvements                                                    -           469,583    5 years
           Machinery and equipment                                             1,398,919       2,093,361    5 years
           Molds, tools and dies                                                 645,978         807,573    5 years
           Office furniture and fixtures                                         349,333         433,968    5 years
                                                                            ------------       ---------
                                                                               4,512,681       6,053,193

           Less accumulated depreciation                                       1,373,774       1,971,787
                                                                            ------------       ---------

                                                                         $     3,138,907       4,081,406
                                                                            ============       =========

        In August 1996, the Company entered into a five-year lease for a manufacturing and warehousing facility in Boston, Massachusetts. At the end of the initial lease term, the Company has an option to extend the lease for an additional five years. In July 1996, the Company entered into a two-year lease for an office facility in Alameda, California. The Company also leases office space in Dallas, Texas and off-site storage facilities in Boston, Massachusetts. Rent expense was $39,211, $46,897 and $275,673 for the years ending December 31, 1994, 1995 and 1996, respectively. Minimum rental payments, excluding executory costs required under these operating leases for the next five years are as follows: $342,008 in 1997; $336,978 in 1998; $337,134 in 1999; $348,426 in 2000 and $203,249 in
           2001.

                                                                    (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements



(5)     Available Credit

        At December 31, 1995, the Company had available a revolving bank line of credit of $10,000,000 which expired on May 31, 1996. Interest on the note was payable at the bank's prime rate of interest (8.25 and 8.5% at December 31, 1996 and 1995). No amounts were outstanding under this line of credit as of December 31, 1996. There was $2,500,000 outstanding under this line of credit as of December 31, 1995. The Company has a commitment by the bank to renew the line again through August 30, 1997. This agreement was consummated in January 1997. This revolving line of credit is unsecured and contains certain financial and other covenants.

(6)     Secondary Stock Offering

        On April 11, 1996 the Company sold 800,000 shares of its common stock in a registered offering on a direct placement basis for proceeds of $11,573,218 net of expenses and underwriters fees of $926,782. The net proceeds were used to repay certain obligations of the Company and to fund future growth.

(7)     Stock Option Plans

        Employee Stock Option Plan
        The Stock  Option  Plan is  for  officers  and  certain   full-time  and
           part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Stock Option Plan provides for the availability of 1,500,000 shares of common stock for the granting of employee stock options. Under this plan stock options shall be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price not less than the fair market value of the stock. The options are exercisable in accordance with terms specified by the Stock Option Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

                                                                        Number of shares          Option price
                                                                          under option              per share

           Balance at December 31, 1993                                      389,900                      9.54
               Granted                                                       460,500                      8.00
               Exercised                                                     (25,050)                    11.00
               Expired                                                      (382,550)                    11.85
                                                                         -----------            --------------

           Balance at December 31, 1994                                      442,800                      8.00
               Granted                                                       229,950                     11.13
               Exercised                                                    (150,450)                     8.00
               Expired                                                       (56,100)                     8.00
                                                                         -----------            --------------

           Balance at December 31, 1995                                      466,200                      9.54
               Granted                                                       972,850                     12.44
               Exercised                                                    (343,271)                     8.23
               Expired                                                      (526,562)                    16.37
                                                                         -----------            --------------

           Balance at December 31, 1996                                      569,217           $          8.29
                                                                         ===========            ===============

                                                                    (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements


        There were 57,000 options exercisable under this plan at December 31, 1996.

        The Company recognized a tax benefit of $14,750, $337,093 and $1,611,201 in 1994, 1995 and 1996, respectively, upon the exercise of nonqualified stock options under the aforementioned employee stock option plan. These benefits have been recorded to common stock.

        1991 Directors Stock Option Plan

        In 1991, the Company established the Directors Stock Option Plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. This plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. Under the plan, each eligible director shall automatically be granted an option to purchase 6,000 shares of common stock on each July 10 and January 10 of each year beginning July 10, 1991. The option price shall be the fair market value of the stock on the date the option is granted. Each option shall expire two years from the grant date. There were 0, 36,000 and 0 options exercised in 1994, 1995 and 1996, respectively. At December 31, 1996 there were 54,000 options outstanding, of which 36,000 were exercisable, at exercise prices ranging from $7.00 to $17.19 per share.

        At December 31, 1996, there were 326,762 additional shares available for grant under both Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.03 and $3.58, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 5.05%, volatility 70% and an expected life of two to four years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 5.07, volatility 70% and and expected life of two years.

        The company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been reduced to the pro forma amounts indicated below.

                                                                                       1995          1996
                                                                                       ----          ----

                           Net income                As reported                $ 6,063,680      2,479,922
                                                     Pro forma                  $ 5,929,829      2,100,665

                           Earnings per share        As reported                $      0.99           0.35
                                                     Pro forma                  $      0.97           0.29

        Proforma net  income  reflects  only  options  granted in 1996 and 1995.
           Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 18 months to four years and compensation cost for options granted prior to January 1, 1995 is not considered.
                                                                    (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

(8)     Income Taxes

        Income tax expense (benefit) attributable to income from operations consists of:

                                                                              Current          Deferred           Total
           Year ending December 31, 1994:
               US federal                                            $     1,821,548         (430,566)        1,390,982
               State and local                                               554,114         (127,711)          426,403
                                                                         -----------      -----------      ------------

                                                                     $     2,375,662         (558,277)        1,817,385
                                                                         ===========      ===========      ============

           Year ending December 31, 1995:
               US federal                                            $     3,299,680         (343,359)        2,956,321
               State and local                                               917,109          (73,430)          843,679
                                                                        ------------      -----------      ------------

                                                                     $     4,216,789         (416,789)        3,800,000
                                                                        ============      ===========      ============

           Year ending December 31, 1996:
               US federal                                            $     1,632,391         (428,502)        1,203,889
               State and local                                               261,332          (90,720)          170,612
                                                                        ------------      -----------      ------------

                                                                     $     1,893,723         (519,222)        1,374,501
                                                                        ============      ===========      ============

        Income tax expense was  $1,817,385,  $3,800,000,  and $1,374,501 for the
           years ending December 31, 1994, 1995 and 1996, respectively, and differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                                                  1994            1995             1996
                                                                                  ----            ----             ----

           Computed "expected" US tax expense                          $     1,574,527       3,353,651        1,310,504
           Increase (reduction) in income taxes resulting from:
               State and local income taxes, net of federal
                  income tax benefit                                           281,426         556,829          112,604
               Tax benefit from foreign sales corp                             (22,950)       (116,382)         (66,271)
               General business credits                                        (14,400)           -                 -
               Other, net                                                       (1,218)          5,902           17,664
                                                                          ------------    ------------     ------------

                                                                       $     1,817,385       3,800,000        1,374,501
                                                                          ============    ============     ============


                                                                  (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

        Total income tax expense (benefit) was allocated as follows:

           Income from operations                                            1,817,385       3,800,000          1,374,501
           Stockholders' equity, for compensation expense
               for tax purposes in excess of amounts
               recognized for financial statement purposes                     (14,750)       (337,093)        (1,611,201)
                                                                          -------------   -------------    ---------------

                                                                             1,802,635       3,462,907           (236,700)
                                                                          ============    ============     ===============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for the years ended December 31, 1995 and 1996 are presented below:

                                                                                                 1995              1996
                                                                                                 ----              ----
           Deferred tax assets:
               Allowance for bad debt                                                $        335,119           421,298
               Sales returns reserve                                                          284,437           280,029
               Price protection reserve                                                       116,460           160,281
               Other accounts receivable reserves                                              37,836            43,896
               Uniform capitalization                                                         197,390           236,007
               Inventory reserve                                                              497,100           816,690
               Vacation accrual                                                                54,867            81,073
               Warranty reserve                                                                73,140             6,035
               Other                                                                                -            40,597
                                                                                         ------------      ------------
                      Total current gross deferred tax assets                               1,596,349         2,085,906

               Canadian net operating loss carryforwards                                       40,200                 -
                                                                                         ------------      ------------

                      Total gross deferred tax assets                                       1,636,549         2,085,906
                      Less:  valuation allowance                                              (40,200)                -
                                                                                         -------------     ------------
                      Total deferred tax assets                                             1,596,349         2,085,906

           Deferred tax liabilities:
               Plant and equipment, principally due to differences in
                  depreciation                                                                (82,888)         (53,223)
                                                                                         ---------------  -------------

                      Net deferred tax assets                                        $      1,513,461      2,032,683
                                                                                         ============      =========

        In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax asset will be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback periods and anticipates future taxable income over periods in which the deductible temporary differences are deductible, the ultimate realizability of deferred tax assets for federal and state tax purposes appears more likely than not. Federal taxable income for 1994 and 1995 equaled approximately $5,310,000 and $9,018,000, respectively.
                                                                 (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements


(9)     Significant Customers

        Two customers accounted for 24% of total sales revenue for the year ending December 31, 1994. One customer accounted for approximately 19% of total sales revenue for the year ending December 31, 1995 and 15% of total sales revenue for the year ending December 31, 1996. Individually, each of these customers comprised 10% or more of total sales revenue during the specified period. At December 31, 1996, two customers comprised approximately 40% of net accounts receivable. At December 31, 1995, one customer comprised approximately 23% of net accounts receivable.

(10)    Financial Instruments

        The Company generates a portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period.

        To minimize the adverse impact of foreign currency fluctuations on its foreign currency-denominated net assets, the Company may use certain financial instruments, primarily forward exchange contracts, in its management of foreign currency exposure. These contracts require the Company to sell certain foreign currencies for US dollars at contractual rates. The Company does not hold any forward exchange contracts for trading purposes.

        Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign gains and losses on the underlying exposures. During the years ending December 31, 1995 and 1996, foreign currency gains and losses were not material. The Company's forward exchange contracts are revalued at the balance sheet date and the carrying amount approximates the fair value of the instruments. At December 31, 1996, the Company's foreign currency-denominated net assets not covered by forward exchange contracts were not material. Other than the forward exchange contracts described above, the Company has no other involvement with derivative financial instruments.

(11)    Product Line Acquisition

        On June 24, 1996,  the Company  issued 102,641 shares of common stock to acquire certain assets, including inventory and property and equipment, associated with a product line of Tribe Computer Works, Inc. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the assets acquired of $1,634,913 was allocated to goodwill and is being amortized over 10 years.



                                                                (Continued)

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements



(12)    Supplemental Disclosure of Cash Flow Information

                                                                                         1994           1995         1996
                                                                                         ----           ----         ----

           Cash paid during the year for interest                                $     81,632        115,206      169,248
                                                                                       ======        =======      =======

           Cash paid during the year for income taxes                              $1,995,674      3,516,000    1,873,000
                                                                                    =========      =========    =========


        During the second  quarter of 1996, the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc., including inventory of $95,685 and property and equipment of $107,467. In addition, the tax effect of the exercise of stock options resulted in increases to common stock and an increase in refundable income taxes of $1,611,201. These noncash transactions have been excluded from the statements of cash flows.

(13)     Dependence on a Single Supplier

        The Company produces  its products  using  components  or  subassemblies purchased from third-party suppliers. Certain of these components are available only from a single or limited sources. In 1995 and 1996 the Company purchased substantially all of its integrated circuits from only one supplier. An interruption in the delivery of these components could have a material adverse effect on the Company's results of operations.

(14)     Geographic Information

        The Company's net sales for 1996 were comprised of $73,085,475 in North
           America, $18,227,729 in Europe and $8,881,827 in other locations.

                                                                EXHIBIT INDEX

             3.1            Articles of  Continuance,  filed as Exhibit 3.1 to the Annual  Report on Form 10-K for the
                            fiscal year ended December 31, 1991 (the "1991 Form 10-K"). *

             3.2            By-Law  No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the 1991 Form 10-K. *

             3.3            By-Law  No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the 1991 Form 10-K. *

          **10.1            1991  Stock  Option  Plan,   as  amended,   of  Zoom
                            Telephonics,  Inc.,  filed  as  Exhibit  10.1 to the
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1994 (the "1994 Form 10-K"). *

          **10.2            1991 Director Stock Option Plan, of Zoom  Telephonics,  Inc., filed as Exhibit 10.2 to the
                            1994 Form 10-K. *

            10.3            Commercial  Revolving Line of Credit Agreement by and between Zoom  Telephonics,  Inc. and
                            Shawmut Bank, N.A. filed as Exhibit 10.3 to the 1995 Form 10-K. *

            10.4            Commercial Revolving Line of Credit Promissory Note of Zoom Telephonics,  Inc. in favor of
                            Shawmut Bank, N.A. filed as Exhibit 10.4 to the 1995 Form 10-K. *

            10.5            Lease between Zoom  Telephonics  and "E" Street  Associates,  filed as Exhibit 10.5 to the
                            June 1996 Form 10-Q.  *

            10.6            Form of Indemnification  Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

            10.7            Revolving Credit Facility Provided by Fleet National Bank for Zoom Telephonics, Inc..

            11.             Statement re computation of per share earnings.

            21.             Subsidiaries.

            23.             Consent of KPMG Peat Marwick LLP.

            27.             Financial Data Schedule





----------------
* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**         Compensation Plan or Arrangement.