Form 10-Q
period 1997-03-31
ZOOM TELEPHONICS INC
filed 1997-05-15
CIK 822708

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q


(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                                For the quarterly period ended March 31, 1997

                                         or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of May 14, 1997 was 7,472,371 shares.

                                              ZOOM TELEPHONICS, INC.
                                                       INDEX


                                                                          Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996                                         3

           Consolidated Statements of Operations for the Three
               Months Ending March 31, 1997 and 1996                         4

           Consolidated Statements of Cash Flows for the Three
               Months Ending March 31, 1997 and 1996                         5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations             7 - 8


Part II.   Other Information

   Item 1. Legal Proceedings                                                 9

   Item 6. Exhibits and Reports on Form 8-K                                  9

           Signatures                                                       10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                    ZOOM TELEPHONICS, INC.
                                                  Consolidated Balance Sheets

                                                                                          3/31/97              12/31/96

ASSETS                                                                                   (Unaudited)               (Audited)

Current assets:

     Cash and cash equivalents                                                        $    8,970,071       $    9,172,186
     Accounts receivable, net of reserves
        for doubtful accounts, returns and allowances of
        $3,917,580 at 3/31/97 and $3,564,101 at 12/31/96                                  16,205,942           18,970,041
     Inventories                                                                          19,011,814           19,057,575
     Recoverable income taxes                                                                911,929            1,219,000
     Deferred income taxes                                                                 2,032,683            2,032,683
     Prepaid expenses and other assets                                                       331,059              532,808
                                                                                      --------------       --------------

                           Total current assets                                           47,463,498           50,984,293

Property and equipment, net                                                                4,188,762            4,081,406
Goodwill                                                                                   1,518,622            1,558,764
Other non-current assets                                                                     138,804              157,691
                                                                                      --------------       --------------

                                                                                      $   53,309,686       $   56,782,154
                                                                                      ==============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                      5,657,359            8,074,472
     Accrued expenses                                                                        970,742            1,352,725
                                                                                      --------------       --------------
                           Total current liabilities                                       6,628,101            9,427,197

                                                                                      --------------       --------------

Stockholders' equity:

     Common stock, no par value 25,000,000 shares  authorized;
       7,472,371 shares issued and outstanding at March 31, 1997
       and 7,446,842 at December 31, 1996                                                 25,173,375           24,890,468
     Retained earnings                                                                    21,508,210           22,464,489
                                                                                      --------------       --------------

                           Total stockholders' equity                                     46,681,585           47,354,957
                                                                                      --------------       --------------

                                                                                      $   53,309,686       $   56,782,154
                                                                                      ==============       ==============


                                                 ZOOM TELEPHONICS, INC.
                                         Consolidated Statements of Operations
                                                      (Unaudited)

                                                                                          Three Months Ending March  31,
                                                                                           1997                   1996


Net sales                                                                             $   17,950,711        $   33,245,098
Costs of goods sold                                                                       14,692,200            25,462,178
                                                                                      --------------        --------------

     Gross profit                                                                          3,258,511             7,782,920

Operating expenses:
     Selling                                                                               2,805,891             2,705,588
     General and administrative                                                            1,056,266               828,003
     Research and development                                                              1,043,344               611,084
                                                                                      --------------        --------------

         Total operating expenses                                                          4,905,501             4,144,675
                                                                                      --------------        --------------

     Income (loss) from operations                                                       (1,646,990)             3,638,245

Other income (expense), net                                                                  129,087              (124,982)
                                                                                      --------------        ---------------

     Income (loss) before income taxes                                                   (1,517,903)             3,513,263

Income tax expense (benefit)                                                               (561,624)             1,300,000
                                                                                      --------------        --------------

     Net income (loss)                                                                $    (956,279)        $    2,213,263
                                                                                      ==============        ==============

Income (loss) per common and common
   equivalent share:

     Primary                                                                          $        (.13)        $          .35
                                                                                      ==============        ==============

     Fully diluted                                                                    $        (.13)        $          .35
                                                                                      ==============        ==============

Average common and common equivalent
   shares outstanding:

     Primary                                                                               7,524,766             6,359,287
                                                                                      ==============        ==============

     Fully diluted                                                                         7,524,766             6,359,287
                                                                                      ==============        ==============




                                                       ZOOM TELEPHONICS, INC.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                            Three Months Ending March 31,
                                                                                           1997                  1996

Cash flows from operating activities:
     Net income (loss)                                                                $   (956,279)         $   2,213,263
     Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                                         210,715               116,838
      Changes in assets and liabilities:
        Accounts receivable                                                               2,764,099            (1,635,105)
        Inventories                                                                          45,761               419,923
        Refundable income taxes                                                             307,071                     -
        Deferred registration fees                                                                -              (350,000)
        Prepaid expenses and other assets                                                   220,636                 7,481
        Accounts payable and accrued expenses                                            (2,799,096)           (5,384,700)
        Accrued income taxes                                                                      -               652,308
        Tax benefit from exercise of non-qualified
            stock options                                                                    78,675               153,692
                                                                                      -------------         -------------

             Net cash used in operating activities                                         (128,418)           (3,806,300)
                                                                                      -------------         --------------

Cash flows from investing activities:
      Additions to property, plant and equipment                                           (277,929)             (213,161)
                                                                                      -------------         -------------

Cash flows from financing activities:
      Net borrowings under revolving bank line of credit                                          -             4,100,000
      Proceeds from exercise of stock options                                               204,232               367,200
                                                                                      -------------         -------------

             Net cash provided by financing activities                                      204,232             4,467,200
                                                                                      -------------         -------------

Net increase (decrease) in cash and cash equivalents                                       (202,115)              447,739

Cash and cash equivalents, beginning of period                                            9,172,186               150,671
                                                                                      -------------         -------------

Cash and cash equivalents, end of period                                              $   8,970,071          $    598,410
                                                                                      =============          ============


Supplemental disclosures of cash flow information:

    Cash paid during the year for:

      Interest                                                                        $           0         $      88,178
                                                                                      =============         =============
      Income taxes                                                                                0               494,000
                                                                                      =============         =============

                                              ZOOM TELEPHONICS, INC.
                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K.
         The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three months ending March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ending March 31, 1997 and 1996 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the three months ending March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.



(2) Inventories


         Inventories consist of the following:                             3/31/97               12/31/96

                  Raw materials                                          $ 11,853,325           $ 11,778,311
                  Work in process                                           3,434,211              2,968,064
                  Finished goods                                            3,724,278              4,311,200
                                                                         ------------           ------------

                                                                         $ 19,011,814           $ 19,057,575
                                                                         ============           ============

(3) Stock Options

Proceeds from the exercise of stock under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the three months ending March 31, 1997, options with respect to 25,529 shares were exercised and such exercises resulted in a tax benefit to the Company of $78,675.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations


            Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $17,950,711 and a net loss of $956,279 for the Company's first quarter ending March 31, 1997. Earnings per share declined from a profit of $0.35 for the first quarter of 1996 to a loss of $0.13 for the first quarter of 1997.

          Net sales for the quarter ending March 31, 1997 decreased $15,294,387 or 46% from the first quarter of 1996. This decrease was primarily due to a decrease in average selling price of faxmodems and a decrease in units shipped. During the first quarter of 1997 the vast majority of sales came from V.34 faxmodems, which suffered from severe price competition and reduced demand, partly due to customer demand for faxmodems incorporating 56K technology. Zoom is now shipping 56K faxmodems.

            Gross margin declined to 18.2% in the first quarter of 1997 from 23.4% in the first quarter of 1996, reflecting increased price competition which caused decrease in selling prices and continued high charges for price protection. Writedowns for modem chipset price drops and increased reserves for scrap and obsolescence also contributed to the reduced gross margin percentage.

                  Selling expenses during the first quarter of 1997 increased 3.7% to $2,805,891 or 15.6% of net sales from $2,705,588 or 8.1% of net sales in the first quarter of 1996. Cooperative advertising allowances, personnel and occupancy costs increased in the first quarter of 1997 compared to the first quarter of 1996. These increases were offset by a significant decrease in commissions paid as a result of lower sales.

                  General and administrative expenses increased 27.7% to $1,056,266 or 5.9% of net sales during the first quarter of 1997 from $828,003 or 2.5% of net sales in the first quarter of 1996. The increase was primarily due to increased personnel expenses, particularly in the information systems department.

                  Research and development expenses increased 70.7% to $1,043,344 or 5.8% of net sales during the first quarter of 1997 from $611,084 or 1.8% of net sales in the first quarter of 1996. The increase in expenses was primarily due to the addition of personnel to accelerate the Company's new product development efforts.

         The Company experienced a loss of $956,279 or 5.3% of net sales during the first quarter of 1997 compared to income of $2,213,263 or 6.7% of net sales in the first quarter of 1996. The decline was primarily due to lower sales, lower gross profit, and higher operating expenses, particularly for research and development.

Liquidity and Capital Resources

            Zoom ended the first quarter of 1997 with a strong balance sheet. Working capital declined slightly during the quarter to $40,835,397 from $41,557,096 at December 31, 1996 while the current ratio improved to 7.2 from
5.4. Cash and cash equivalents decreased slightly to $8,970,071 from $9,172,186. In addition, the Company has an unused $10 million line of credit.

           Operating activities used $128,418 in cash during the first quarter of 1997. During this period, accounts receivable decreased $2,764,099 due to lower sales in the first quarter. This source of cash was offset by the net loss of $956,279 and a reduction of accounts payable and other accrued expenses by $2,799,096. Other sources of cash were decreases in refundable income taxes of $307,071 and other prepaid expenses of $220,636.

         Zoom's capital expenditures of $277,929 during the first quarter of 1997 reflected purchases of computer equipment and continuing renovation of its headquarters. Although the Company does not have any significant capital commitments, it anticipates that it will continue to invest in equipment and in improvements to its facilities during the year.

         During the first quarter of 1997, financing activities provided the Company with $204,232 of cash proceeds from the exercise of employee and director stock options.

         The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet its normal working capital requirements in 1997.

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

      On April 10, 1997, Carol Levy, on behalf of the interests of the general public, filed a claim in the Marin County Superior Court (California) against Zoom together with numerous other corporation defendants including Boca Research, Inc., Cisco Systems, Inc., Compaq Computer Corporation, Lucent Technologies, Inc., Motorola, Inc. and Rockwell Semiconductor Systems, Inc., alleging that the defendants have engaged in unfair competition due to alleged false advertising relating to the "K56" modems. The Plaintiff is seeking monetary damages, injunctive relief, and attorneys fees. Zoom, together with the other defendants, deny the allegations and plan to vigorously defend against this claim.

ITEM 6 - Exhibits and reports on Form 8-K

            (a) Exhibit             Description                             Page
                -------         --------------------------                  ----
                  11            Statement Re: Computation of                  11
                                Per Share Earnings


            (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 1997

                                      ZOOM TELEPHONICS, INC.

                                 FINANCIAL INFORMATION NOT AUDITED


The preceding financial information, with the exception of the consolidated balance sheet at December 31, 1996, has not been audited. However, in the opinion of management, all material adjustments, consisting only of normal recurring accruals necessary to present a fair statement of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year.




                                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ZOOM TELEPHONICS, INC.


Date: May 14, 1997                             By:    /s/ Frank Manning
                                                     --------------------------
                                                     Frank B. Manning, President



Date: May 14, 1997                             By:    /s/ Steven T. Shedd
                                                      -------------------------
                                     Steven T. Shedd, Vice President of Finance
                                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)