Form 10-Q
period 1997-06-30
ZOOM TELEPHONICS INC
filed 1997-08-14
CIK 822708

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q


(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 1997

                                                         or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                                          Commission File Number 0-18672


                                 ZOOM TELEPHONICS, INC.
              (Exact Name of Registrant as Specified in its Charter)


                                  Canada               04-2621506
                  (State or Other Jurisdiction of     (I.R.S. Employer
                   Incorporation or Organization)      Identification No.)


              207 South Street, Boston, Massach                       02111
              ----------------------------------                      -----
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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of August 14, 1997 was 7,472,371 shares.

                                              ZOOM TELEPHONICS, INC.
                                                       INDEX


                                                                    Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996                                  3

           Consolidated Statements of Operations for the Three
               Months Ending June 30, 1997 and 1996                   4

           Consolidated Statements of Operations for the Six
               Months Ending June 30, 1997 and 1996                   5

           Consolidated Statements of Cash Flows for the Six
               Months Ending June 30, 1997 and 1996                   6


           Notes to Consolidated Financial Statements                 7

  Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations       8-10


Part II.   Other Information

   Item 1. Legal Proceedings                                         11

   Item 6.  Exhibits and Reports on Form 8-K                         11

           Signatures                                                12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                       ZOOM TELEPHONICS, INC.
                                                     Consolidated Balance Sheets


                                                                                          6/30/97              12/31/96

ASSETS                                                                                   (Unaudited)           (Audited)

Current assets:

     Cash and cash equivalents                                                        $   13,588,090       $    9,172,186
     Accounts receivable, net of reserves
        for doubtful accounts, returns and allowances of
        $4,046,500 at 6/30/97 and $3,564,101 at 12/31/96                                   8,186,185           18,970,041
     Inventories                                                                          13,206,549           19,057,575
     Recoverable income taxes                                                              3,444,096            1,219,000
     Deferred income taxes                                                                 2,031,364            2,032,683
     Prepaid expenses and other assets                                                       275,685              532,808
                                                                                      --------------       --------------

                           Total current assets                                           40,731,969           50,984,293

Property and equipment, net                                                                4,140,702            4,081,406
Goodwill                                                                                   1,479,922            1,558,764
Other non-current assets                                                                     134,937              157,691
                                                                                             -------       --------------

                                                                                      $   46,487,530       $   56,782,154
                                                                                      ==============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                      3,130,794            8,074,472
     Accrued expenses                                                                        987,258            1,352,725
                                                                                      --------------       --------------

                           Total current liabilities                                       4,118,052            9,427,197
                                                                                      --------------       --------------

Stockholders' equity:

     Common stock, no par value 25,000,000 shares  authorized;
       7,472,371 shares issued and outstanding at June 30, 1997
       and 7,446,842 at December 31, 1996                                                 25,173,375           24,890,468
     Retained earnings                                                                    17,196,103           22,464,489
                                                                                      --------------       --------------

                           Total stockholders' equity                                     42,369,478           47,354,957
                                                                                      --------------       --------------

                                                                                      $   46,487,530       $   56,782,154
                                                                                      ==============       ==============


                                              ZOOM TELEPHONICS, INC.
                                       Consolidated Statements of Operations
                                                   (Unaudited)

                                                                                         Three Months Ending June  30,
                                                                                           1997                   1996

Net sales                                                                             $   12,037,134        $   21,131,046
Costs of goods sold                                                                       14,486,119            17,389,160
                                                                                      --------------        --------------

     Gross profit                                                                        (2,448,985)             3,741,886

Operating expenses:
     Selling                                                                               2,172,474             1,951,639
     General and administrative                                                            1,373,989               868,914
     Research and development                                                              1,197,368               618,819
                                                                                      --------------        --------------

         Total operating expenses                                                          4,743,831             3,439,372
                                                                                      --------------        --------------

     Income (loss) from operations                                                       (7,192,816)               302,514

Other income , net                                                                           349,862                109,031
                                                                                      --------------        ---------------

     Income (loss) before income taxes                                                   (6,842,954)               411,553

Income tax expense (benefit)                                                             (2,530,848)               154,700
                                                                                      --------------        --------------

     Net income (loss)                                                                $  (4,312,106)        $      256,853
                                                                                      ==============        ==============

Income (loss) per common and common
   equivalent share:

     Primary                                                                          $        (.58)        $          .04
                                                                                      ==============        ==============

     Fully diluted                                                                    $        (.58)        $          .04
                                                                                      ==============        ==============

Average common and common equivalent
   shares outstanding:

     Primary                                                                               7,472,371             7,260,203
                                                                                      ==============        ==============

     Fully diluted                                                                         7,472,371             7,260,203
                                                                                      ==============        ==============





                                                       ZOOM TELEPHONICS, INC.
                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                                                           Six Months Ending June  30,
                                                                                           1997                   1996

Net sales                                                                             $   29,987,845        $   54,376,143
Costs of goods sold                                                                       29,178,319            42,851,337
                                                                                      --------------        --------------

     Gross profit                                                                            809,526            11,524,806

Operating expenses:
     Selling                                                                               4,978,366             4,657,227
     General and administrative                                                            2,430,255             1,696,917
     Research and development                                                              2,240,712             1,229,903
                                                                                      --------------        --------------

         Total operating expenses                                                          9,649,333             7,584,047
                                                                                      --------------        --------------

     Income (loss) from operations                                                       (8,839,807)             3,940,759

Other income (expense), net                                                                  478,949               (15,943)
                                                                                      --------------        ---------------

     Income (loss) before income taxes                                                   (8,360,858)             3,924,816

Income tax expense (benefit)                                                             (3,092,472)             1,454,700
                                                                                      --------------        --------------

     Net income (loss)                                                                $  (5,268,386)        $    2,470,116
                                                                                      ==============        ==============

Income (loss) per common and common
   equivalent share:

     Primary                                                                          $        (.71)        $          .36
                                                                                      ==============        ==============

     Fully diluted                                                                    $        (.71)        $          .36
                                                                                      ==============        ==============

Average common and common equivalent
   shares outstanding:

     Primary                                                                               7,465,084             6,783,672
                                                                                      ==============        ==============

     Fully diluted                                                                         7,465,084             6,783,672
                                                                                      ==============        ==============




                                               ZOOM TELEPHONICS, INC.
                                     Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                                               Six Months Ending June 30,
                                                                                           1997                  1996

Cash flows from operating activities:
     Net income (loss)                                                                $ (5,268,386)         $   2,470,116
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                        437,068                233,472
      Deferred income taxes                                                                  1,319
       Changes in assets and liabilities:
        Accounts receivable                                                              10,783,856            10,010,813
        Inventories                                                                       5,851,026             2,386,858
        Refundable income taxes                                                         (2,225,096)           (1,760,033)
        Prepaid expenses and other assets                                                   279,877          (14,906,772)
        Accounts payable and accrued expenses                                           (5,309,145)             (236,493)
        Tax benefit from exercise of non-qualified
            stock options                                                                    78,675             1,586,362
                                                                                      -------------         -------------

             Net cash provided by (used in) operating activities                          4,629,194              (215,677)
                                                                                      -------------         --------------

Cash flows from investing activities:
      Additions to property, plant and equipment                                           (417,522)             (642,524)
                                                                                      -------------         -------------

Cash flows from financing activities:
      Net repayments under revolving bank line of credit                                          -           (2,500,000)
      Proceeds from exercise of stock options                                               204,232             2,756,655
                                                                                      -------------         -------------

             Net cash provided by financing activities                                      204,232            11,853,179
                                                                                      -------------         -------------

Net increase (decrease) in cash and cash equivalents                                      4,415,904            10,913,603

Cash and cash equivalents, beginning of period                                            9,172,186               150,671
                                                                                      -------------         -------------

Cash and cash equivalents, end of period                                              $  13,588,090       $    11,064,274
                                                                                      =============       ===============


Supplemental disclosures of cash flow information:

    Cash paid during the year for:

      Interest                                                                        $           0         $     168,138
                                                                                      =============         =============
      Income taxes                                                                                0             1,873,000

                                                                                      =============         =============


                                              ZOOM TELEPHONICS, INC.
                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K.
         The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three months and six months ending June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ending June 30, 1997 and 1996 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the six months ending June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.



(2) Inventories


         Inventories consist of the following:                             6/30/97               12/31/96

                  Raw materials                                           $ 7,839,216           $ 11,778,311
                  Work in process                                           1,701,394              2,968,064
                  Finished goods                                            3,665,939              4,311,200
                                                                       --------------          -------------

                                                                         $ 13,206,549           $ 19,057,575
                                                                       ==============           ============

(3) Stock Options

Proceeds from the exercise of stock under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the six months ending June 30, 1997, options with respect to 25,529 shares were exercised and such exercises resulted in a tax benefit to the Company of $78,675.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

            Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $12,037,134 and a net loss of $4,312,106 for the Company's second quarter ending June 30, 1997. Earnings per share declined from a profit of $0.04 for the second quarter of 1996 to a loss of $0.58 for the second quarter of 1997. Zoom's net sales for the six months ending June 30, 1997 were $29,987,845, with a net loss of $5,268,386 or $.71 per share.

            Net sales for the quarter ending June 30, 1997 decreased $9,093,912 or 43% from the second quarter of 1996. Net sales for the six months ending June 30, 1997 decreased $24,388,298 or 45% from the first six months of 1996. The decreases for both periods were primarily due to a decrease in average selling prices of faxmodems and a decrease in units shipped. The majority of sales came from V.34 faxmodems, which suffered from severe price competition and reduced demand, partly due to customer awareness of new 56K modem technology. Zoom began shipping 56K modem products in March 1997, but demand was low due to delays in deployment of K56flex(TM) central site equipment by Internet Service Providers.

        The Company expects 56K modem sales to increase significantly in the second half of 1997, since the number of K56flex(TM) compatible Internet Service Providers is expected to dramatically increase.

       Gross margin declined to a negative 20.3% in the second quarter of 1997 from 17.7% in the second quarter of 1996, reflecting increased price competition which caused decreases in selling prices and continued high credits for channel price protection. These decreases in margins also reflected writedowns for modem chipset price drops and increased reserves for obsolescence. For the six months of 1997, gross margin declined to 2.7% from 21.2% in the first six months of 1996. The major contribution to this decline occurred in the second quarter.

        Selling expenses during the second quarter of 1997 increased 11.4% to $2,172,474 or 18.0% of net sales from $1,951,639 or 9.2% of net sales in the second quarter of 1996. Selling expenses during the first six months of 1997 increased 6.9% to $4,978,366 or 16.6% of net sales from $4,657,227 or 8.6% of net sales in the first six months of 1996. Cooperative advertising allowances and personnel costs increased in the second quarter and first six months of 1997 compared to the second quarter and first six months of 1996. These increases were partially offset by a decrease in commissions paid as a result of lower sales.

                  General and administrative expenses were $1,373,989 or 11.4% of net sales during the second quarter of 1997 compared to $868,914 or 4.1% of net sales in the second quarter of 1996. General and administrative expenses were $2,430,255 or 8.1% of net sales during the first six months of 1997 compared to $1,696,917 or 3.1% of net sales in the first six months of 1996. The increase was primarily due to increased personnel related expenses, foreign exchange losses and bad debt expenses.

         Research and development expenses increased 93.5% to $1,197,368 or 9.9% of net sales during the second quarter of 1997 from $618,819 or 2.9% of net sales in the second quarter of 1996. Research and development expenses increased 82.2% to $2,240,712 or 7.5% of net sales during the first six months of 1997 from $1,229,903 or 2.3% of net sales in the first six months of 1996. The increase in expenses was primarily due to the addition of personnel and the use of outside consultants to accelerate the Company's new product development efforts, particularly for 56K, ISDN and remote access products.

          The Company experienced a loss of $4,312,106 or 35.8% of net sales during the second quarter of 1997 compared to income of $256,853 or 1.2% of net sales in the second quarter of 1996. For the six month period of 1997, the Company lost $5,268,386 or 17.6% of net sales compared to income of $2,470,116 or 4.5% of net sales in the first six months of 1996. The decline was primarily due to lower sales, the reduction in gross margin including the swing from positive to negative gross margin in the second quarter, and higher operating expenses.


Liquidity and Capital Resources

            Zoom ended the second quarter of 1997 with a strong balance sheet. Working capital declined during the first six months to $36,613,917 from $41,557,096 at December 31, 1996 while the current ratio improved to 9.9 from
5.4. Cash and cash equivalents increased to $13,588,090 from $9,172,186, particularly due to a reduction in inventory and accounts receivable. (In addition, the Company has an unused $10 million line of credit which expires August 31,1997, and is currently in negotiation for renewal).

           Operating activities provided $4,629,194 in cash during the first six months of 1997. During this period, accounts receivable and inventories decreased $16,634,882. The $10,783,856 decline in accounts receivable was due primarily to the lower sales volume. The $5,851,026 reduction in inventory resulted from modem chipset writedowns, increased obsolescence reserves and the Company's actions to reduce the level of inventories. This source of cash was offset by the net loss of $5,268,386, a reduction of accounts payable and other accrued expenses by $5,309,145, and an increase in refundable income taxes of $2,225,096.

         Zoom's capital expenditures of $417,522 during the first six months of 1997 reflected purchases of computer equipment($206,058) and continuing renovation of its headquarters($118,959). Although the Company does not have any significant capital commitments, it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year. The Company also anticipates that it will use significant cash to fund its working capital requirements during the next six months.

         During the first six months of 1997, financing activities provided the Company with $204,232 of cash proceeds from the exercise of employee and director stock options.

         The Company believes that it's existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share that is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources and the expected increased sales of 56k modems, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: overall product demand for 56K modems or the Company's
K56flex(TM) modems, the renewal of the Company's line of credit, potential quarterly fluctuations in the Company's operating results, seasonality of sales, rapid technological change, competition, the concentration of the Company's customers, the Company's dependence upon a principal supplier for its modem chipsets and on third-party assemblers, risks associated with inventory management, risk of product returns and price-protection, sales channel risks, risks associated with international sales, the ability of the Company to manage its growth, the Company's reliance on key employees, risks associated with proprietary technology, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

      No material developments



ITEM 4 - Submission of Matters to a Vote of Security Holders

           Zoom held its Annual Meeting of Shareholders on June 25, 1997. At the meeting, the shareholders approved (a) the re-election of the Board of Directors of Zoom Telephonics, Inc. and (b) the appointment of KPMG Peat Marwick LLP as Zoom's independent auditors for the year ending December 31, 1997.

                      (a)      Election of Directors:

                                 Nominee                 For           Against                Abstain
                                 -----------             ----          ----------             ----------

                                 Frank B. Manning      5,178,172            0                 96,395
                                 Peter R. Kramer       5,178,172            0                 96,395
                                 Bernard Furman        5,177,272            0                 97,295
                                 J. Ronald Woods       5,177,672            0                 96,895
                                 L. Lamont Gordon      5,178,172,           0                 96,395


                      (b)        Approval  of  the   appointment  of  KPMG  Peat
                                 Marwick  LLP as  independent  auditors  for the
                                 year ending December 31, 1997:


                                                         For           Against                Abstain
                                                         ----          ---------              ----------
                                  Approval             5,228,297        2,000                 12,420



ITEM 6 - Exhibits and reports on Form 8-K

             (a) Exhibit             Description                         Page
                 -------             ---------------------------         ----
                  11                 Statement Re: Computation of          13
                                     Per Share Earnings


            (b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 1997

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

                                                 ZOOM TELEPHONICS, INC.


Date: August 14, 1997                     By:        /s/ Frank Manning
                                                     --------------------------
                                                     Frank B. Manning, President



Date: August 14, 1997                     By:        /s/ Robert A. Crist
                                                     --------------------------
                                       Robert A. Crist Vice President of Finance
                                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)