Form 10-Q
period 1997-09-30
ZOOM TELEPHONICS INC
filed 1997-11-14
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                             For the quarterly period ended September 30, 1997

                                                         or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of November 14, 1997 was 7,472,371 shares.

                             ZOOM TELEPHONICS, INC.
                                      INDEX


                                                                      Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of September 30, 1997
               and December 31, 1996                                      3

           Consolidated Statements of Operations for the Three
               Months Ending September 30, 1997 and 1996                  4

           Consolidated Statements of Operations for the Nine
               Months Ending September 30, 1997 and 1996                  5

           Consolidated Statements of Cash Flows for the Nine
               Months Ending September 30, 1997 and 1996                  6


           Notes to Consolidated Financial Statements                     7

  Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations           8-10


Part II.   Other Information

   Item 1. Legal Proceedings                                             11

   Item 6. Exhibits and Reports on Form 8-K                              11

           Signatures                                                    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                   ZOOM TELEPHONICS, INC.
                                                 Consolidated Balance Sheets

                                                                                      9/30/97                 12/31/96
ASSETS                                                                              (Unaudited)               (Audited)

Current assets:

     Cash and cash equivalents                                                    $   12,397,004          $    9,172,186
     Accounts receivable, net of reserves
        for doubtful accounts, returns and allowances of
        $6,994,901 at 9/30/97 and $3,564,101 at 12/31/96                               6,540,383              18,970,041
     Inventories                                                                      13,027,212              19,057,575
     Recoverable income taxes                                                          4,709,653               1,219,000
     Deferred income taxes                                                             2,031,364               2,032,683
     Prepaid expenses and other assets                                                   757,653                 532,808
                                                                                  --------------          --------------

                           Total current assets                                       39,463,269              50,984,293

Property and equipment, net                                                            4,074,233               4,081,406
Goodwill, net of accumulated amortization                                              1,436,898               1,558,764
Other non-current assets                                                                  69,315                 157,691
                                                                                  --------------          --------------

                                                                                  $   45,043,715          $   56,782,154
                                                                                  ==============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                             $    3,516,117          $    8,074,472
     Accrued expenses                                                                  1,309,333               1,352,725
                                                                                  --------------          --------------

                           Total current liabilities                                   4,825,450               9,427,197
                                                                                  --------------          --------------

Stockholders' equity:

     Common stock, no par value; 25,000,000 shares authorized;
      7,472,371 shares issued and outstanding at September 30, 1997
      and 7,446,842 at December 31, 1996                                              25,173,375              24,890,468
     Retained earnings                                                                15,044,890              22,464,489
                                                                                  --------------          --------------

                           Total stockholders' equity                                 40,218,265              47,354,957
                                                                                  --------------          --------------
                                                                                  $   45,043,715          $   56,782,154
                                                                                  ==============          ==============


                                                 ZOOM TELEPHONICS, INC.
                                         Consolidated Statements of Operations
                                                     (Unaudited)


                                                                                    Three Months Ending September  30,
                                                                                       1997                   1996

Net sales                                                                         $   13,010,940          $  20,002,140
Costs of goods sold                                                                   11,574,428             16,124,408
                                                                                  --------------          -------------

     Gross profit                                                                      1,436,512              3,877,732

Operating expenses:
     Selling                                                                           2,891,884              2,198,975
     General and administrative                                                        1,256,689                924,131
     Research and development                                                            853,342                715,242
                                                                                  --------------          -------------

         Total operating expenses                                                      5,001,915              3,838,348
                                                                                  --------------          -------------

     Income (loss) from operations                                                   (3,565,403)                 39,384

Other income,  net                                                                       147,804                144,013
                                                                                  --------------          -------------

     Income (loss) before income tax                                                 (3,417,599)                183,397

Income tax expense (benefit)                                                         (1,266,386)               (69,429)
                                                                                  --------------          -------------

     Net income (loss)                                                            $  (2,151,213)          $     252,826
                                                                                  ==============          =============

Income (loss) per common and common
   equivalent share:

     Primary                                                                      $        (.29)          $         .03
                                                                                  ==============          =============

     Fully diluted                                                                $        (.29)          $         .03
                                                                                  ==============          =============

Average common and common equivalent
   shares outstanding:

     Primary                                                                           7,472,371              7,481,791
                                                                                  ==============          =============

     Fully diluted                                                                     7,472,371              7,510,290
                                                                                  ==============          =============





                                                       ZOOM TELEPHONICS, INC.
                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                                                     Nine Months Ending September  30,
                                                                                       1997                   1996

Net sales                                                                         $   42,998,784          $  74,378,283
Costs of goods sold                                                                   40,752,747             58,975,745
                                                                                  --------------             ----------

     Gross profit                                                                      2,246,037             15,402,538

Operating expenses:
     Selling                                                                           7,870,249              6,856,203
     General and administrative                                                        3,686,944              2,621,048
     Research and development                                                          3,094,054              1,945,145
                                                                                  --------------          -------------

         Total operating expenses                                                     14,651,247             11,422,396
                                                                                  --------------          -------------

     Income (loss) from operations                                                  (12,405,210)              3,980,142

Other income, net                                                                        626,753                128,070
                                                                                  --------------          -------------

     Income (loss) before income tax                                                (11,778,457)              4,108,212

Income tax expense (benefit)                                                         (4,358,858)              1,385,271
                                                                                  --------------          -------------

     Net income (loss)                                                            $  (7,419,599)          $   2,722,941
                                                                                  ==============          =============

Income (loss) per common and common
   equivalent share:

     Primary                                                                      $        (.99)          $         .38
                                                                                  ==============          =============

     Fully diluted                                                                $        (.99)          $         .38
                                                                                  ==============          =============

Average common and common equivalent
   shares outstanding:

     Primary                                                                           7,467,540              7,095,663
                                                                                  ==============          =============

     Fully diluted                                                                     7,467,540              7,095,663
                                                                                  ==============          =============





                                                       ZOOM TELEPHONICS, INC.
                                                Consolidated Statements of Cash Flows
                                                            (Unaudited)

                                                                                      Nine Months Ending September 30,
                                                                                      1997                       1996

Cash flows from operating activities:
     Net income (loss)                                                            $  (7,419,599)          $    2,722,941
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                      732,968                 429,649
      Deferred income taxes                                                                1,319                       -
      Changes in assets and liabilities:
        Accounts receivable                                                           12,429,658               7,582,351
        Inventories                                                                    6,030,363               5,486,169
        Refundable income taxes                                                       (3,490,653)               (116,226)
        Prepaid expenses and other assets                                               (136,469)               (462,375)
        Accounts payable and accrued expenses                                         (4,601,747)            (13,873,008)
        Tax benefit from exercise of non-qualified
            stock options                                                                 78,675                       -
                                                                                  --------------          --------------


             Net cash provided by operating activities                                 3,624,515               1,769,501
                                                                                  --------------          --------------

Cash flows from investing activity:
      Additions to property, plant and equipment                                        (603,929)             (1,198,175)
                                                                                  --------------          --------------

Cash flows from financing activities:
      Net borrowings (repayments) under revolving bank line of credit                          -              (2,500,000)
      Proceeds from the issuance of common stock                                               -               1,573,218
      Proceeds from exercise of stock options                                            204,232               2,804,439
                                                                                  --------------          --------------

             Net cash provided by financing activities                                   204,232              11,877,657
                                                                                  --------------          --------------
Net increase in cash and cash equivalents                                              3,224,818              12,448,983

Cash and cash equivalents, beginning of period                                         9,172,186                 150,671
                                                                                  --------------          --------------

Cash and cash equivalents, end of period                                          $   12,397,004          $   12,599,654
                                                                                  ==============          ==============


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

      Interest                                                                    $            -          $      168,138
                                                                                  ==============          ==============
      Income taxes                                                                             -            $  1,873,000
                                                                                  ==============          ==============


                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

          The accompanying unaudited consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K.

          The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three months and nine months ending September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ending September 30, 1997 and 1996 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

          The results of operations for the nine months ending September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.



(2) Inventories


Inventories consist of the following:                                                 9/30/97                 12/31/96

                  Raw materials                                                     $7,154,681              $11,778,311
                  Work in process                                                    3,467,044                2,968,064
                  Finished goods                                                     2,405,487                4,311,200
                                                                                    ----------               ----------

                                                                                   $13,027,212              $19,057,575
                                                                                   ===========              ===========

(3) Bank Credit Line

          The company's $10 million line of credit discussed in the 1996 10-K expired on August 31, 1997. This line of credit was not used in 1997. It has been replaced by a secured $5 million line of credit effective September 30, 1997 and expiring September 30, 1998.

(4) Stock Options

          Proceeds from the exercise of stock options under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the nine months ending September 30, 1997, options with respect to 25,529 shares were exercised and such exercises resulted in a tax benefit to the Company of $78,675.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

          Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $13,010,940 and a net loss of $2,151,213 for the Company's third quarter ending September 30, 1997. Earnings per share declined from a profit of $0.03 for the third quarter of 1996 to a loss of $0.29 for the third quarter of 1997. Zoom's net sales for the nine months ending September 30, 1997 were $42,998,784, with a net loss of $7,419,599 or $.99 per share, versus net sales of $74,378,283 and profits of $2,722,941 or $.38 per share for the nine months ending September 30, 1996.
          Net sales for the quarter ending September 30, 1997 decreased $6,991,200 or 35% from the third quarter of 1996. Net sales for the nine months ending September 30, 1997 decreased $31,379,499 or 42% from the first nine months of 1996. The majority of sales for both periods came from V.34 faxmodems, which suffered from severe price competition and reduced demand, partly due to customer awareness of new 56K modem technology. The transition to 56K modems had been slower than expected, negatively impacting sales, average selling prices and gross margins. The Company began shipping 56K modem products in March 1997, but demand has been low due to delays in deployment of K56flex(TM) central site equipment by Internet Service Providers.

          Gross margin declined to 11.0% in the third quarter of 1997 from 19.4% in the third quarter of 1996, reflecting increased price competition which caused decreases in selling prices and continued high credits for channel price protection. For the nine months of 1997, gross margin declined to 5.2% from 20.7% in the first nine months of 1996. The major contribution to this decline occurred in the second quarter, which was impacted by significant credits for price protection, writedowns of inventory for modem chipset price reductions and increased reserves for obsolescence.

          Selling expenses during the third quarter of 1997 increased 31.5% to $2,891,884 or 22.2% of net sales from $2,198,975 or 11.0% of net sales in the third quarter of 1996. Selling expenses during the first nine months of 1997 increased 14.8% to $7,870,249 or 18.3% of net sales from $6,856,203 or 9.2% of net sales in the first nine months of 1996. The increase in selling expenses was primarily due to an expansion of cooperative advertising allowances in the third quarter and first nine months of 1997 compared to the third quarter and first nine months of 1996, partially offset by a decrease in commissions paid as a result of lower sales. The advertising expense increase was aimed at the retail promotion of K56flex(TM) Zoom modems.

          General and administrative expenses were $1,256,689 or 9.7% of net sales during the third quarter of 1997 compared to $924,131 or 4.6% of net sales in the third quarter of 1996. General and administrative expenses were $3,686,944 or 8.6% of net sales during the first nine months of 1997 compared to $2,621,048 or 3.5% of net sales in the first nine months of 1996. The increase was primarily due to increased bad debt expenses, legal and audit fees, and foreign exchange losses.

          Research and development expenses increased 19.3% to $853,342 or 6.6% of net sales during the third quarter of 1997 from $715,242 or 3.6% of net sales in the third quarter of 1996. Research and development expenses increased 59.1% to $3,094,055 or 7.2% of net sales during the first nine months of 1997 from $1,945,145 or 2.6% of net sales in the first nine months of 1996. The increase in expenses was primarily due to the addition of personnel to accelerate the Company's new product development efforts, particularly for 56K, ISDN and remote access products; and due to increased expenses relating to homologation of products outside of North America.

          The Company experienced a net loss of $2,151,213 or 16.5% of net sales during the third quarter of 1997 compared to net income of $252,826 or 1.3% of net sales in the third quarter of 1996. For the nine month period of 1997, the Company lost $7,419,599 or 17.3% of net sales compared to income of $2,722,941 or 3.7% of net sales in the first nine months of 1996. The decline was primarily due to lower sales, the reduction in gross margin and higher operating expenses.


Liquidity and Capital Resources

          Zoom ended the third quarter of 1997 with a strong balance sheet, with stockholders's equity of $40,218,265 or $5.38 per share, cash and cash equivalents of $12,397,004 and a current ratio of 8.2. Working capital declined during the first nine months to $34,637,819 from $41,557,096 at December 31, 1996 while the current ratio improved to 8.2 from 5.4. Cash and cash equivalents increased to $12,397,004 from $9,172,186, particularly due to a reduction in inventories and accounts receivable. In addition, the Company has a $5 million secured line of credit.

          Operating activities provided $3,624,515 in cash during the first nine months of 1997. During this period, accounts receivable and inventories decreased $18,460,850. The $12,429,658 decline in accounts receivable was due primarily to the lower sales volume. The $6,030,363 reduction in inventory resulted from modem chipset writedowns, increased obsolescence reserves, and the Company's actions to reduce the level of inventories, . This source of cash was offset by the net loss of $7,419,599, a reduction of accounts payable and other accrued expenses of $4,601,747, and an increase in refundable income taxes of $3,490,653.

          Zoom's capital expenditures of $603,929 during the first nine months of 1997 included purchases of computer equipment and continuing renovation of its headquarters. Although the Company does not have any significant capital commitments, it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year.

          During the first nine months of 1997, financing activities provided the Company with $204,232 from the exercise of employee and director stock options.

          The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements. Additional financing may be needed in the event sales increase significantly or if losses continue to be incurred.


New Accounting Pronouncements

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

          In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be the results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the consolidated financial statements of the Company.

          In June 1997, the Financial Accounting Standards Board issued Statement 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to share-holders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and disclosures as the Company does not have multiple reportable operating segments.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995

          Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: overall product demand for 56K modems or the Company's K56flex(TM) modems, the rate of increase of deployment of K56flex compatible Internet Service Providers, the ability of the company to meet the financial covenants in it's $5M credit line, the ability to obtain additional financing, if required, at favorable terms, if at all, potential quarterly fluctuations in the Company's operating results, seasonality of sales, rapid technological change, competition, the concentration of the Company's customers, the Company's dependence upon a principal supplier for its modem chipsets and on third-party assemblers, risks associated with inventory management, risk of product returns and price-protection, sales channel risks, risks associated with international sales, the ability of the Company to manage its growth, the Company's reliance on key employees, risks associated with proprietary technology, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

      No material developments






ITEM 6 - Exhibits and reports on Form 8-K

            (a) Exhibit       Description                         Page
                -------       -----------------------------       ----
                 11           Statement Re: Computation of          13
                              Per Share Earnings


            (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 1997

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

                                                     ZOOM TELEPHONICS, INC.


Date: November 14, 1997                   By:       /s/ Frank Manning
                                                    --------------------------
                                                    Frank B. Manning, President



Date: November 14, 1997                   By:       /s/ Robert A. Crist
                                                    ---------------------------
                                      Robert A. Crist Vice President of Finance
                                                    and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)