Form 10-K
period 1997-12-31
ZOOM TELEPHONICS INC
filed 1998-03-31
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       or
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-18672

                             ZOOM TELEPHONICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Canada                                           04-2621506
               (State or Other Jurisdiction of                 (I.R.S. Employer
                Incorporation or Organization)              Identification No.)

               207 South Street, Boston, Massachusetts                 02111
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES  [  ]    NO [X]

The aggregate market value of the Common Stock, No Par Value, of the registrant held by non-affiliates of the registrant as of March 30, 1998 (computed by reference to the closing price of such stock on The Nasdaq National Market) was $53,195,003.

The number of shares outstanding of the registrant's Common Stock, No Par Value, as of March 30, 1998 was 7,472,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 1998 annual meeting of stockholders to be filed with the SEC in April 1998 are incorporated by reference into Part III, Items 10-12 of this Form 10-K.

                                           PART I

This Report contains statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the overall state of the PC and PC communications markets, pricing and other competitive conditions, the timing of orders, market acceptance of the Company's or its OEM customers' products, the timing of the announcement and introduction of new products by the Company and its competitors, variations in the Company's product mix and component costs, variations in the proportion of sales made to retailers, distributors and OEMs, the financial health and inventory levels of the Company's customers, seasonal promotions by the Company, its customers and competitors, the timing of expenditures in anticipation of future sales, the timing of product development costs, the availability of materials and labor necessary to produce the Company's products and general economic conditions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1 - BUSINESS

Overview

Zoom Telephonics, Inc. ("Zoom" or the "Company") is a Canadian holding corporation whose operations are solely carried out by its wholly owned United States subsidiary, Zoom Telephonics, Inc., a Delaware corporation with its principal executive offices located at 207 South Street, Boston, Massachusetts 02111. The discussion of the business of Zoom in this report refers to the business conducted through the operations of the United States subsidiary and its other subsidiaries.

The Company is a leading designer, producer and marketer of faxmodems and other personal computer communications products for the home and office. These products link Personal Computers ("PCs") through the worldwide telephone network, enabling them to transmit data, fax, voice and video, and to remotely access on-line services, the Internet, corporate computer networks, and other computers. The Company offers a broad line of faxmodems with top data speeds of 56,000 bps, available in internal, external and PCMCIA models. Most of these faxmodems connect to a single telephone line, but Zoom also makes the Zoom/MultiLine for up to eight telephone lines. In addition, Zoom has a number of products sold as Zoom Business Products, which typically provide the link between users of a corporate LAN (local area network) and remote users or the Internet.

The Company also has a line of ISDN (Integrated Services Digital Network) products, which can transmit and receive simultaneously up to 128,000 bps. To date all of these products have been internal cards for Windows PCs, but in 1998 Zoom expects to ship external units, both for single users and for multiple users on a LAN.

Late in 1997 the Company began shipments of a live-motion full-color video camera that plugs into either a specialized video capture card included with the camera, or into faxmodems either bundled with the camera or sold separately. The Company is in the process of expanding its line of video-related products to include other cameras and related devices, including video capture cards that work with composite video sources including VCRs and Camcorders.

Zoom's objective is to build upon its position as a leading supplier of faxmodems and to capitalize on a number of current and emerging trends in computer connectivity, including Internet access, video telephony, and higher data rates. The Company believes that the Zoom name is widely recognized and associated with high performance per dollar, breadth of product line and product innovation.

Industry Background

Demand for PC communications products and services has grown significantly. The Company believes that this growth has been driven by a variety of factors including (i) the popularity of the Internet and on-line services such as America Online, the Microsoft Network, and Prodigy, (ii) the growing installed base of PCs, particularly in the home and mobile settings, (iii) a significant increase in the use of PCs for remote access to corporate networks, and (iv) advances in technology, which have improved the functionality of the PC as a means of transferring, capturing and manipulating data-intensive information, including graphic images and voice. These trends have resulted in substantial growth of modem unit sales, both for new PCs as bundled peripherals and for the installed base of PCs, as upgrades and first-time purchases. Substantially all modems sold for PCs are now faxmodems (modems that have the ability to send and receive faxes), and many faxmodems have enhanced voice capabilities and other enhanced extra features.

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

Worldwide PC shipments continue to grow, and industry sources estimate that over 200 million PCs are installed worldwide. The Company believes that less than 7% of the worldwide installed base of PCs have a modem capable of data speeds higher than 33,600 bps; and that 56K modems are in about 20% of the approximately 34 million consumer PCs with modems in North America. As a result, the Company believes that a substantial market exists for PC users to upgrade their existing modems to 56K and higher speeds, and that modems will continue to achieve increasing penetration of the PC installed base as applications requiring data connectivity proliferate. The recently set V.90 56K standard should accelerate adoption of 56K faxmodems.

The growing use of PCs outside the traditional office setting has also increased the demand for modems which enable users to remotely access corporate networks, the Internet and other PCs. In addition, notebook computers have become one of the fastest growing segments of the PC market.

Advances in modem technology and lower modem prices have created rapid growth in the installed base of modems. As a result, the high-volume segment of the market has shifted from modems with a maximum speed of 2400 bps in 1987, to 33,600 bps in 1996 and 1997, to 56,000 bps today. Modems with high data speeds require less time to transmit text files and graphics, thereby reducing phone call costs and facilitating the use of data-intensive applications like World Wide Web browsing and remote access to corporate networks. Other technological advances that are increasing the use of modems in personal computing include new voice-related capabilities, video telephony, and electronic mail. For example, voice modems can provide answering machine, voice mail and other voice-related functions by digitizing incoming voice signals for storage in a computer and by retrieving stored voice and sending it through the telephone network to a remote person or computer. As another example, video telephony enables the transmission of still or moving color images, either exclusively through the dial-up telephone network or through the Internet. Advances in computer software are also stimulating demand for modems with faster speeds and greater functionality. For example, Microsoft's Windows 95 includes remote access, faxing and Internet access capabilities that can only be used with a modem. The demand for faster speeds and increased modem functionality is expected to drive sales of new generations of modems in the future, including DSL (Digital Subscriber Line) and cable modems, both as upgrades and as peripherals bundled with new PCs.

Zoom Strategy

Zoom focuses on PC communications products tailored to high-volume channels of distribution. The Company believes that the Zoom name is associated with high performance per dollar, breadth of product line, broad distribution, and product innovation. The Company's objective is to build upon its position as a leading supplier of faxmodems and to capitalize on a number of current and emerging trends in computer connectivity, including Internet access, remote access to corporate networks, video telephony, and higher data speeds. The Company's strategy includes the following key elements:



Build Upon and Exploit Brand Equity. Zoom has a widely recognized brand name and established channels of high-volume retailer, distributor and OEM customers who buy the Company's products. The Company believes that its success has been due in part to (i) offering its customers a broad range of products that provide high performance per dollar, (ii) supporting the installed base of its faxmodems with multiple technical support options, (iii) promoting its products through cooperative advertising with its retailer customers, and (iv) designing attractive and informative packaging for its products. Personal Technology Research reports that in January 1998 Zoom brand modems had the second most retail shelf space for modems in North America. The Company intends to continue to enhance its brand equity by further expanding its marketing channels base and by broadening its product offerings through its established sales channels. In 1997 Zoom expanded its sales through Internet Service Providers, and Zoom intends to continue partnering with these providers.

Introduce Innovative PC Communications Products. Zoom seeks to identify new high-volume opportunities for PC communications, to develop competitively priced leading-edge products to address these opportunities, and to build upon and exploit its brand equity by delivering these products quickly and effectively through its established sales channels. The Company was one of the first high-volume producers of faxmodems, voice faxmodems, and video-capture-enabled faxmodems. The Company also produces ISDN products, multi-line business communications products, and video products, and expects to broaden its product offerings in these areas.

Outsource Chipset Technology. Zoom pursues a strategy of outsourcing rather than internally developing its faxmodem chipsets, which are application-specific integrated circuits that form the technology base for its faxmodems. By outsourcing the chipset technology, the Company is able to concentrate its research and development resources on faxmodem system design, leverage the extensive research and development capabilities of its chipset suppliers, and reduce its development time and associated costs and risks. The Company has established a strong relationship with Rockwell and is currently purchasing all of its modem chipsets from Rockwell. Rockwell is believed to be the highest-volume modem chipset manufacturer; and has significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development. In addition, Rockwell has integrated circuits and development efforts for faxmodems, fax machines, DSL, cable modems, multimedia, and video. Rockwell has significant competitors, including Lucent, and Zoom intends to continue to evaluate and consider using competitors' offerings.

Maintain Low Costs. Zoom continually seeks ways to improve its product designs and manufacturing approach in order to reduce its costs. The Company outsources aspects of its manufacturing to contract assemblers as a means of reducing its labor costs and capital expenditures, and of providing the Company with flexibility in its capacity planning.

Expand International Sales. Zoom introduced its first faxmodems in selected Western European countries in 1993. During 1995 the Company also received approvals and began shipping its first faxmodems for the Japanese market. The Company's international sales (excluding sales to OEMs) increased from 8% of net sales in 1994 to 19% of net sales in 1997. The Company plans to continue to expand its international product line and distribution network, and is seeking regulatory approvals for the sale of its products in additional international markets.

Expand OEM Sales. Zoom has been increasing its original equipment manufacturer ("OEM") sales and support efforts, and intends to continue to target the OEM market as a significant opportunity for growth and diversification.

Explore Acquisitions. Zoom acquired the products and certain other assets of Tribe Computer Works ("Tribe") in mid-1996, and Zoom continues to consider acquisitions of businesses, products or technologies complementary to the Company's business. The Company believes that appropriate acquisitions can reduce the development risk associated with new product offerings, and that the Company can leverage its brand equity and existing sales channels to enhance the value of these acquisitions. There can be no assurance that any of these explorations will lead to an acquisition or that any acquisitions, if made, will be successful.

Products

Zoom's products link personal computers through the worldwide telephone network, enabling them to remotely access on-line services, the Internet, corporate computer networks, and other computers. The Company offers a broad line of faxmodems with top data transmission speeds of 56,000 bps. The V.90 standard for 56K was recently adopted, and in late February 1998 Zoom began shipping Dualmodetm 56K modems able to automatically connect to either a V.90 or K56flex central site. The Company also ships ISDN products, and soon will begin shipping its first external ISDN products. Starting with its acquisition of Tribe in 1996, the Company began shipping business products that provide remote users access to the resources of a LAN, and connect users of the LAN to the Internet and to remote LANs and computers. The Company also makes other related business products, including a series of multi-line modems and a hub for AppleTalk networks. In addition, since late 1997 the Company has introduced a full-color live-motion video camera and related products.

Zoom has a broad line of faxmodems with top data speeds of 56,000 bps, available in internal, external and PCMCIA models. The internal faxmodems are designed for installation in IBM PC-compatibles. The external faxmodems are designed to work with any terminal or computer, including IBM PC-compatibles, the Macintosh and other computers. The Company's external models include desktop and smaller "pocket" faxmodems. The PCMCIA faxmodems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, the Company's faxmodems are shipped complete with third-party software that supports the hardware capabilities of the faxmodem.

56K faxmodems allow users connected to standard phonelines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Pre-standard K56flextm and x2tm 56K modems have been shipping since the second quarter of 1997. Zoom's first 56K modems incorporated K56flex, which was backed by semiconductor manufacturers Rockwell and Lucent, central site equipment manufacturers Ascend, Cisco, Microcom, Shiva, and others; and modem companies Boca, Diamond, Motorola, and others; Compaq and many other computer manufacturers, and hundreds of Internet Service Providers and online services. x2 was backed by client modems and central site equipment by U.S. Robotics (now merged with 3Com); semiconductor manufacturers Texas Instruments and Cirrus Logic, as well as Newcom and other modem manufacturers. x2 benefited from earlier introduction and faster initial rollout; but K56flex is now installed on more central site ports and supported by more Internet Service Providers. Central site deployment is critical, because this helps create customer utility and demand.

In February 1998 a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. This standard is neither K56flex nor x2, but instead incorporates technical features of each. Like preceding data communications standards, V.90 is expected to accelerate the adoption of 56K. In addition, V.90 will enable Zoom's V.90 modems to connect to interoperable V.90 central sites, even ones using 3Com central site equipment. Similarly, V.90 will enable 3Com's V.90 modems to connect to interoperable V.90 central sites using equipment made by Ascend, Cisco, Microcom, Shiva, and other central site manufacturers who initially backed K56flex. It will take a number of months for
V.90 to be widely deployed. In the meantime Zoom has begun shipping Dualmode modems designed to connect to either K56flex or V.90 central sites. Zoom has a broad line of K56flex modems for North America and for many other countries, and Zoom plans to transition these products to V.90/K56flex Dualmode products during the first half of 1998.

Faxmodem Product Features.     The following sets forth some of the key features
incorporated in one or more of the Company's faxmodems:

    ZoomGuardtm. ZoomGuard is a trademark of Zoom, and represents the protective circuitry added to Zoom's modems to improve their ability to withstand the effects of lightning striking a phoneline to which the modem is connected.

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

    Cellular-ready PCMCIA Faxmodems.   Some of the Company's faxmodems include a
    cellular-ready feature that allows the faxmodem to be plugged into a cellular phone for wireless communication of fax and data.

International  Faxmodems.                  Most foreign countries have their own
telecommunications standards and regulatory approval requirements for sales of communications products such as those offered by Zoom. As a result, the introduction of new products into international markets can be costly and time-consuming. In 1993 the Company introduced its first faxmodem approved for selected Western European countries, and since then the Company has continued to expand its product offerings internationally. The Company has received regulatory approvals for, and is currently selling faxmodems in, a number of countries, including Australia, Austria, Belgium, Denmark, Finland, France, Germany, Hungary, India, Ireland, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, Sweden, Switzerland, and the United Kingdom. The Company intends to continue to expand and enhance its product line for its existing markets and to seek approvals for the sale of its products in new countries throughout the world.

ISDN Products. Zoom is developing a family of modems for ISDN communications. ISDN is an increasingly available telephone service that allows existing phone lines to be used to transmit data digitally. ISDN service permits much higher data transmission rates than conventional analog telephone service. Basic ISDN service typically provides two 64,000 bps channels and one 16,000 bps channel. The higher rates of data transmission achievable with ISDN can be particularly attractive for data-intensive applications such as the transmission of graphics and video images, World Wide Web browsing, or video telephony. In February 1997 Zoom shipped its first ISDN product, the Zoom/ISDN Duo, an internal PC-compatible card that supports use of the ISDN line for analog modem, fax, or voice communications; and also supports analog modem, fax, or voice communications over an analog phoneline. Zoom is completing the development of external ISDN products for the North American and international markets, and Zoom continues to integrate ISDN capability into some of its new LAN-oriented business products.

Multi-line Faxmodems. In 1996 Zoom began shipping a family of multi-line faxmodems targeted for local area network fax and data server applications, computer bulletin boards, multi-line voice mail, and other applications. The Zoom/MultiLine products hold up to eight voice faxmodems in one small external case that includes status indicators for each faxmodem.

Remote Access, SOHO Router, and Internet Gateway Products. Zoom has a significant R&D effort aimed at development of business products that provide remote users access to the resources of a LAN, and connect the users of the LAN to the Internet and to remote LANs and computers. Some of these products incorporate technology acquired from Tribe Computer Works in 1996. In 1997 Zoom extended the product line to include support for Windows, to incorporate analog modem and leased line options, and to add new features. Zoom plans to continue to expand this product line.

Full-color Live-motion Cameras and Other Video Products. In late 1997 Zoom shipped the Zoom/Video Cam, a full-color live-motion camera. This camera can plug into an included ISA capture card or into the video jack built into a number of ISA-bus internal modems approved for sale in North America and in a large number of other countries. The Zoom/Video Cam can be used for video phone calls, video conferences, video mail, and still image capture. In 1998 Zoom has continued to introduce video products, including a bundle that includes a 56K video-ready faxmodem and the Zoom/Video Cam. Zoom plans to offer new cameras, including a parallel port connected camera, and to introduce other video products. Video products fit Zoom's marketing channel. Zoom expects the demand for video products will grow due to a number of factors including improved video technology, higher data communications bandwidth, faster PCs, and improved video-related software.

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

During 1997, Best Buy Co., Inc. and CompUSA, Inc. accounted for 17.2% and 10.9% respectively, of Zoom's net sales. A significant reduction in sales to these customers could have a material adverse effect on the Company's business.

High-volume Retailers. In the United States, Zoom reaches the PC retail market primarily through high-volume retailers. The Company's extensive United States retail distribution network includes AAFES, Best Buy, CompUSA, Computer City, Fry's, Future Shop, J&R, MEI Micro Center, Office Depot, OfficeMax, and Staples. Personal Technology Research reported that in January 1998 the Company had the second greatest amount of retail shelf space for modems in North America.

Distributors. Zoom sells significant quantities of modems through distributors, who often sell to corporate accounts, value-added resellers and other channels that are generally not served by the Company's high-volume retailers. The Company's North American distributors include Ingram Micro, MicroAge, and Tech Data.

OEMs. The Company's OEM customers sell the Company's products under their own name or incorporate the Company's products as a component of their pre-packaged systems, typically a PC. The Company's packaging design capability enables the Company to respond to an OEM's need for customized or generic products and packaging. The Company is responsive to the needs of personal computer manufacturers including on-time delivery of high-quality cost-effective products that are supported by strong documentation of the products and the products' quality.

International Channels. In international markets, Zoom sells its products primarily through independent distributors and retailers. The Company's distributors include Actebis, California Computer, Criterium, Ingram Micro, Northamber, TURCom, UMD, Veracomp, and Yutron Tech. The Company's major European high-volume retailers include Argos, Byte, Exell, PC World, Tandy, and Vobis. The Company's international net sales (including sales to OEMs located outside the United States) have grown from 8% in 1994 to 19% in 1997. The Company believes that its continued sales growth outside of the United States will require substantial additional investments of resources for product design and testing, regulatory approvals, production, marketing and tailoring of instruction manuals, packaging and software development for various foreign languages. The Company's international sales are also subject to risks generally associated with international sales, including United States and international regulatory requirements and policy changes, political and economic instability, currency exchange fluctuations, inventory management, accounts receivable collection, the management of distributors or representatives, tariff regulations and seasonality of sales.






Sales, Marketing and Support

In North America the Company sells its Zoom-brand products primarily through commissioned independent sales representatives managed and supported by the Company's own staff. For Western Europe, in 1996 the Company performed most marketing, sales, credit, collections, customer support and warehousing through an independent organization compensated on a commission basis. Zoom terminated this relationship in early 1997. The Company then established a Munich office to provide sales administration and public relations services for Western Europe as well as sales outreach for Italy, Spain, Greece, and Scandinavia. The Company has also established sales offices in Belgium to service Holland and Belgium, in Germany, and in the United Kingdom to service the UK and Irish markets. Warehousing, customs clearance, shipping, and invoicing for Europe are now primarily done under contract with Road Air, an unaffiliated specialist in these services located in Holland. Technical support for Europe is handled by Zoom's distributors and an independent company which specializes in technical support in the UK. For countries outside North America and Europe, the Company's in-house staff typically works directly with country-specific distributors. The Company's worldwide OEM sales are primarily handled by Zoom's Boston-based staff, who are at times assisted by commissioned sales representatives. (See note 15 to Consolidated Financial Statements.)

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

Research and Development

The Company's research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products and reducing production costs. The Company has developed close collaborative relationships with certain of its OEM customers and component suppliers, who work with the Company to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, the Company purchases modem chipsets from Rockwell that incorporate sophisticated modem technology, thereby eliminating the need for the Company to develop this technology in- house. As of February 25, 1998 the Company had 37 employees engaged primarily in research and development. This research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing. During 1997, 1996 and 1995 the Company expended $4.2 million, $2.9 million and $1.8 million, respectively, on research and development activities.

Manufacturing and Suppliers

The Company's products are currently designed for high-volume automated assembly in North America or China to help assure low cost, rapid market entry, short lead times and reliability. The Company supplies large kits of parts to one of several automated contract assemblers in Mexico or China. The contract assemblers insert most parts automatically by machine, solder the circuit board, and in-circuit test the completed assemblies. These assemblies are then typically shipped to the Company, which completes the manufacturing process and performs a computerized functional test for further quality control. Completed boards are typically then packaged by the Company, allowing the Company to tailor the packaging and its contents for its customers immediately before shipping. Circuit design, circuit board layout and component sourcing are currently performed by the Company.

Zoom typically uses one primary contract assembler for a given design, with back-up production tooling at a second assembler for Zoom's highest-volume products. The Company's assemblers are normally adequate to meet reasonable and properly planned production needs, but a fire, natural calamity, strike, or other significant event at an assembler's facility could adversely affect the Company's shipments and revenues. The Company's products include a large number of parts, most of which are available from multiple sources with varying lead times. However, there are only a limited number of suppliers of modem chipsets, the most critical component of the Company's faxmodems. Currently Rockwell is the Company's only modem chipset supplier. Due to capacity constraints of Rockwell, the Company has experienced delays in receiving shipments of chipsets in the past, and the Company may experience such delays in the future. The Company believes its relationship with Rockwell is good. However, there can be no assurance that Rockwell will, in the future, sell chipsets to the Company in quantities sufficient to meet the Company's needs. An interruption in Rockwell's ability to deliver chipsets, a failure of Rockwell to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of Rockwell's chipsets or any other adverse change in the Company's relationship with Rockwell would have a material adverse effect on the Company's results of operations.

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

The Company's primary competitors include Boca Research, Diamond Multimedia, GVC, Global Village, Hayes Microcomputer Products, Motorola, Newcom and 3Com. Motorola has announced plans to sell its retail modem division, but the purchaser may continue to be a competitor, albeit without the Motorola name. Many of the Company's competitors and potential competitors have more extensive financial, engineering, product development, manufacturing and marketing resources than the Company. In addition, the difficult modem environment during the past 18 months may bring on a period of consolidation that has possible benefits, but also has risks.

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

Products recently introduced by certain other companies include DSL and cable modems that can transmit data and other information at significantly faster speeds than analog modems such as those sold by the Company. These products, however, are generally more expensive than analog modems and cannot be used with conventional telephone service. In addition, the use of DSL and cable modems is currently impeded by a lack of widely accepted standards and a number of technical and infrastructure limitations. It is likely that if these types of modems reach the high market volume suited to Zoom's business and marketing channels, that the Company will seek to introduce appropriate modems. There can be no assurance that the Company will develop these modems on a timely basis, if at all, or that once developed, these modems will compete effectively.

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

Zoom licenses certain technologies used in its products, typically bundled software, on a non-exclusive basis. In addition the Company purchases modem chipsets that incorporate sophisticated modem technology from Rockwell. Zoom has received, and may receive in the future, infringement claims from third parties relating to the Company's products and technologies. The Company investigates the validity of these claims and, if it believes the claims have merit, responds through licensing or other appropriate actions. Certain of these claims have related to technology included in Rockwell and other chipsets. The Company forwards these claims to the appropriate vendor. If the Company or its component manufacturers were unable to license necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it. See Item 3 - LEGAL PROCEEDINGS.

Government Regulation

All of the Company's North American products are required to meet United States and Canadian government regulations, including regulations of the United States Federal Communication Commission ("FCC") and Industry Canada, which regulate equipment, such as modems, that connects to the public telephone network. The FCC also regulates electromagnetic radiation emissions. For each of the Company's products sold in most foreign countries, specific regulatory approvals must be obtained for such matters as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements and electromagnetic radiation and susceptibility requirements. The Company has received regulatory approvals for certain faxmodems in Australia, Austria, Belgium, Denmark, Finland, France, Germany, Hungary, India, Ireland, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, Sweden, Switzerland and the United Kingdom. The Company expects to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of the Company's products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. The Company cannot predict what impact, if any, such changes may have upon its business.

Backlog

The Company's backlog at January 31, 1998 and January 31, 1997 was $6.5 million and $5.1 million, respectively, most of which was for delivery of products within 120 days or less. Orders included in backlog generally may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net sales for any future period.

Employees

As of February 25, 1998 Zoom had 342 full-time employees (including employees hired on a temporary basis). Of this total, 37 were engaged in research and development, 195 were involved in purchasing, assembly, packaging, shipping and quality control, 73 were engaged in sales, marketing and technical support, and the remaining 37 performed accounting, administrative and executive functions. The Company's temporary employees were comprised of 34 individuals at February 25, 1998. Most of these temporary employees were employed in manufacturing. The Company considers its relationship with its employees to be good. None of the Company's employees are represented by a labor union.











Executive Officers Of The Registrant

The names of the current executive officers of Zoom, and certain biographical information furnished by them, are set forth below:

          Name               Age                        Position with Zoom
 ----------------------- ------------ ---------------------------------------

 Frank B. Manning            49       Chief Executive  Officer,  President and
                                      Chairman of the Board
 Peter R. Kramer             46       Executive Vice President and Director
 Robert A. Crist             54       Vice President of Finance and
                                      Chief Financial Officer
 Terry J. Manning            46       Vice President of Sales and Marketing
 Dean N. Panagopoulos        40       Vice President of Information Systems
 Deena Randall               44       Vice President of Operations
 Dana Whitney                35       Vice President of Engineering




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

Robert A. Crist joined Zoom in July 1997 as Vice President of Finance and Chief Financial Officer. From April 1992 until joining the company, Mr. Crist served in various capacities at Wang Laboratories, Inc., a computer software and services company, including Chief Financial Officer for the Software Business. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation and its predecessor Burroughs Corporation, both computer hardware and services companies, including Assistant Corporate Controller, Corporate Manufacturing & Engineering Controller, Computer Systems and Networking Controller, Semiconductor Business Controller and Corporate Director of Business Planning and Analysis. Mr. Crist earned his BA degree from Pennsylvania State University and his MBA from the University of Rochester in 1971.

Terry J. Manning joined Zoom in 1984 and served as corporate communications director from 1984 until 1989 when he became the director of the Company's sales and marketing department. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St.
Louis in 1977.

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

Dana Whitney joined Zoom in 1994 as director of engineering. From 1990 to 1994, Mr. Whitney served in various capacities with Motorola Codex, a data communications company, including as a senior design engineer from 1990 to 1991, and as an engineering manager from 1991 to 1994. As engineering manager he was responsible for the design and development of digital data communications products. Mr. Whitney earned his BSEE from the University of Massachusetts at Dartmouth in 1984 and his MBA degree from Bryant College in 1993.

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

Fiscal Year Ending December 31, 1996
                                                       High              Low

          First                                   $  20.875          $ 13.750
          Quarter............................................................
          Second                                     27.000            13.375
          Quarter............................................................
          Third                                      16.125             7.500
          Quarter............................................................
          Fourth                                     13.125             8.250
          Quarter............................................................

Fiscal Year Ending December 31, 1997

          First                                    $ 10.625           $ 8.375
          Quarter............................................................
          Second                                      8.750             6.500
          Quarter............................................................
          Third                                       8.250             7.000
          Quarter............................................................
          Fourth                                      7.625             5.125
          Quarter............................................................

As of March 25, 1998, there were approximately 369 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

N/A

Dividend Policy

The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. The Company's bank credit facility restricts the payment of cash dividends.

Limitations Affecting Holders of Common Stock

An investment in Common Stock which results in a change of control of the Company may be subject to review and approval under the Investment Canada Act (Canada) (the "ICA"), if the person acquiring control is not a Canadian person; provided, however, that if the person acquiring control is a national of a World Trade Organization member country (which includes the United States), then such investment shall not be subject to review under the ICA so long as the gross assets of the Company have an aggregate value of less than $160 million Canadian. This process may have the effect of delaying or preventing the change in control of the Company. Under the Canada Business Corporations Act, not less than one-third of the members of the Board of Directors and any committees thereof must be resident Canadians (and not less than one-half if the Company's gross revenues in Canada exceeds 5%).

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






ITEM 6 - SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The statement of operations data for the years ending December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are included elsewhere in this report. The statement of operations data of the Company for the years ending December 31, 1993 and 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 have been derived from consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP and are not included in this report. This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                          Years Ending December 31,

                                       ----------------------------------------------------

                                           1993      1994       1995      1996      1997
                                           ----      ----       ----      ----      ----
                                              (In thousands, except per share data)
Statement of Operations Data:
Net sales..........................    $  55,230  $ 68,180  $  96,997 $ 100,195  $ 64,478
Cost of goods sold.................       42,324    53,875     73,402    79,803    56,298
                                          ------    ------     -------   ------    ------
    Gross profit...................        2,906    14,305     23,595    20,392     8,180
Operating expenses:
       Selling.....................        4,562     6,573      9,023    10,216    11,103
       General and administrative..        1,204     1,776      2,840     3,674     4,957
       Research and development....        1,101     1,250      1,835     2,940     4,182
                                           -----     -----      ------    -----     -----
       Total operating expenses....        6,867     9,599     13,698    16,830    20,242
                                           -----     -----     ------    ------    ------
    Income (loss) from operations..        6,039     4,706      9,897     3,562   (12,062)
Interest income (expense) net .....           90       (75)       (33)      293       741
                                            ----     -----      ------    -----    ------

    Income (loss) before income taxes      6,129     4,631      9,864     3,855   (11,321)
Income tax expense (benefit).......        2,342     1,817      3,800     1,375    (4,189)
                                           -----     -----      -----     -----    -------
    Net income (loss)..............        3,787     2,814      6,064     2,480    (7,132)
                                           =====     =====      ======    =====    =======

Income (loss) per common and common equivalent share:
    Basic..........................     $   0.63   $  0.47   $   1.00  $   0.35   $ (0.95)
                                            ====      ====       ====      ====     ======

    Diluted........................     $   0.63   $  0.47   $   0.98  $   0.35   $ (0.95)
                                            ====      ====       ====      ====     ======

Weighted average common and common equivalent shares:
    Basic..........................        6,010     6,010      6,075     7,068     7,469
    Diluted........................        6,010     6,014      6,173     7,162     7,469


                                                         At December 31,

                                      ----------------------------------------------------

                                          1993       1994      1995       1996       1997
                                          ----       ----      ----       ----       ----
                                                        (In thousands)
Balance Sheet Data:
Working capital                         $14,618     $17,146  $24,135  $ 41,557   $ 35,064
Total assets                             23,993      26,816   49,595    56,782     48,515
Long-term debt                              -           -        -         -          -
Total stockholders' equity               16,199      19,303   27,274    47,355     40,503





ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe" "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the overall state of the PC and PC communications markets, pricing and other competitive conditions, the timing of orders, market acceptance of the Company's or its OEM customers' products, the timing of the announcement and introduction of new products by the Company and its competitors, variations in the Company's product mix and component costs, variations in the proportion of sales made to retailers, distributors and OEMs, the financial health and inventory levels of the Company's customers, seasonal promotions by the Company, its customers and competitors, the timing of expenditures in anticipation of future sales, the timing of product development costs, the availability of materials and labor necessary to produce the Company's products and general economic conditions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In 1997 the Company's net sales decreased by 35.6% to $64.5 million. In 1997 as compared to 1996, the Company's sales to retailers and distributors in the United States decreased by 19% to $45.4 million, the Company's worldwide sales to OEM customers decreased by 70% to $5.7 million, and the Company's international sales (excluding sales to OEMs) decreased by 28% to $13.4 million.

The Company's results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, including the overall state of the PC and PC communications markets, pricing and other competitive conditions, the timing of orders, market acceptance of the Company's or its OEM customers' products, the timing of the announcement and introduction of new products by the Company and its competitors, variations in the Company's product mix and component costs, variations in the proportion of sales made to retailers, distributors and OEMs, the financial health and inventory levels of the Company's customers, seasonal promotions by the Company, its customers and competitors, the timing of expenditures in anticipation of future sales, the timing of product development costs, the availability of materials and labor necessary to produce the Company's products and general economic conditions. The Company also believes that its sales are seasonal, with increased sales generally occurring in the fourth quarter reflecting holiday sales. The Company expects that its quarterly operating results will continue to fluctuate in the future as a result of these and other factors.

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

The market for faxmodems has been characterized by rapid technological change, frequent product introductions, evolving industry requirements and short product life cycles. When component costs drop and competitive and enhanced products become available, the Company's products are susceptible to price decreases. The Company has a policy of offering price protection to certain of its retailer and distributor customers for some or all of their on-hand inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price and the Company's reduced price. In 1995, 1996 and 1997 the Company's results of operations were adversely affected by reductions in prices which resulted in relatively high charges for price protection. The impact of price reductions is mitigated by the Company's introduction of new products, the adoption of lower-cost technologies and product designs, and the implementation of other measures to reduce its manufacturing and other costs.



Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                     Years Ending December 31,
                                                           ----------------------------------
                                                               1995       1996        1997
                                                               ----       ----        ----
Net sales..........................................            100.0%     100.0%      100.0%
Cost of goods sold.................................             75.7       79.7        87.3
                                                                ----       ----        ----
    Gross profit...................................             24.3       20.3        12.7
Operating expenses:
    Selling........................................              9.3       10.2        17.2
    General and administration.....................              2.9        3.7         7.7
    Research and development.......................              1.9        2.9         6.5
                                                                 ---        ---         ---
    Total operating expenses.......................             14.1       16.8        31.4
                                                                ----       ----        ----
Operating income (loss)............................             10.2        3.5       (18.7)
     Interest income (expense), net................             (0.0)       0.3         1.1
                                                                -----       ---         ---
Income before income taxes.........................             10.2        3.8       (17.6)
     Income tax expense                                          3.9        1.3        (6.5)
                                                                 ---        ---        -----
(benefit)................................................
Net income (loss)..................................              6.3%       2.5%      (11.1)%
                                                                 ===        ===       ======


Year Ending December 31, 1997 Compared to Year Ending December 31, 1996

Net Sales. Net sales decreased 35.6% to $64.5 million in 1997 from $100.2 million in 1996. The availability of pre-standard 56K modems reduced 33.6K unit volumes and average selling prices. The lack of a standard for 56K and the slow deployment of central sites compatible with the Company's K56flex 56K modems caused low sales of 56K modems until late in 1997. The result was an overall reduction in unit volumes and average selling prices. The decline in average selling prices was further exacerbated by severe price competition and a decline in modem chipset prices. The Company experienced decreases in net sales in all of its sales channels. North American non-OEM sales decreased 26% to $45.4 million in 1997, non-OEM sales outside North America decreased 28% to $13.4 million, and worldwide OEM sales decreased 70% to $5.7 million.

Gross Profit. Gross profit as a percentage of net sales declined to 12.7% in 1997 from 20.3% in 1996. This decline in gross margin was caused by a number of factors, including increased channel price protection due to the rapid decline in prices, increased inventory reserves against slower speed modems, write-downs of the Company's inventory of modem chipsets including lower speed modems due to declining chipset costs, and the impact of lower volumes on certain fixed manufacturing costs. For most faxmodems models, the decline in selling price was partially offset by declining part costs.

Selling Expenses. Selling expenses increased 8.7% to $11.1 million or 17.2% of net sales in 1997 from $10.2 million or 10.2% of net sales in 1996. The increase was primarily due to increased cooperative advertising expenses in the high-volume retailer and Internet Service Provider channels.

General and Administrative Expenses. General and administrative expenses increased 35% to $4.9 million or 7.7% of net sales in 1997 from $3.7 million or 3.7% of net sales in 1996. This increase was primarily due to increased personnel expenses, bad debt expenses and foreign exchange losses.

Research and Development Expenses. Research and development expenses increased 42% to $4.2 million or 6.5% of net sales in 1997 from $2.9 million or 2.9% of net sales in 1996. The increase was primarily due to the addition of personnel to support the Company's development efforts in a number of new areas, including the remote access video and ISDN areas, and to costs associated with broadening the product line and international regulatory approvals.

Interest Income. Net interest income increased to $503,680 in 1997 from a net interest income of $233,963 in 1996. The increase was the result of the Company's higher average cash balances during the last year compared to 1996.

Other Income (Expense), Net. Other non-interest income increased to $237,273 in 1997 from $58,551 in 1996. The increase was primarily the result of higher sublease income compared to 1996.

Provision for Income Taxes. The Company's effective tax rate increased to 37% in 1997 from 35.7% in 1996 due primarily to the inapplicability of the foreign sales corporation provisions to the Company's 1997 loss before income taxes.

Year Ending December 31, 1996 Compared to Year Ending December 31, 1995

Net Sales. Net sales increased 3% to $100.2 million in 1996 from $97.0 million in 1995. Unit volumes declined as significant increases in V.34 28,800 bps and 33,600 bps shipments did not fully offset dramatic declines in shipments of 14,400 bps faxmodems. Overall, the average selling price of the Company's faxmodems rose as the product mix shifted to V.34 faxmodems, which typically have higher prices than 14,400 faxmodems. The Company experienced increases in net sales in its worldwide OEM and international (excluding sales to OEMs) sales channels during 1996 compared to 1995 as worldwide OEM sales increased 57% to $19.0 million and international sales (excluding sales to OEMs) increased by 28% to $18.7 million. Sales to retailers and distributors in the United States decreased 12% to $61.0 million in 1996 compared to 1995.

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

Interest Income, Net. Net interest income increased to $233,963 in 1996 from an expense of $81,893 in 1995. The increase was the result of the Company's higher average cash balances during the last three quarters of 1996 compared to 1995. The Company completed a secondary offering in April of 1996 which raised a net $11,573,218. These funds were used to pay off the line of credit which was used during 1995 as well as to fund future operations. Any remaining funds were invested in various financial instruments generating interest income.

Provision for Income Taxes. The Company's effective tax rate decreased to 35.7% in 1996 from 38.5% in 1995 due to the benefit of increased foreign sales through the Company's Foreign Sales Corporation ("FSC") and a decrease in the effective state income tax rate.

Liquidity and Capital Resources

On December 31, 1997, the Company had working capital of $35.1 million, including $11.3 in cash and cash equivalents. The Company also has a secured $5 million line of credit expiring September 30, 1998. No amounts were outstanding under this line of credit as of December 31, 1997. This line of credit bears interest at the bank's prime rate (8.50% on December 31, 1997). The line of credit is secured and contains certain financial and other covenants.

In 1997 the Company's net cash provided by operating activities was approximately $2.7 million. During that period inventory and accounts receivable decreased by $7.0 million and $5.6 million, respectively. The decrease in inventory was primarily due to lower sales in 1997 as compared to sales in 1996 and the Company's efforts to reduce inventory levels, particularly with respect to lower speed faxmodems. The Company designs its faxmodems to accommodate last-minute insertion of the high-cost chipsets and unexpected delays in the delivery of these chipsets can result in increased raw materials and work-in-process inventory. Increased levels of inventory may adversely affect the Company's liquidity and increase the risk of inventory obsolescence or a decline in the market value of such inventory. The decrease in accounts receivable was primarily attributable to lower sales in 1997 as compared to sales in 1996. These sources of cash were offset by the reduction of accounts payable and accrued expenses of $1.4 million, and the Company's $7.1 million net loss.

The Company's capital expenditures in 1997 of approximately $0.8 million consisted primarily of the Company's computer hardware and software, continued renovations to its headquarters, and purchases of other equipment and tooling.

The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet its normal working capital requirements.

Year 2000 Date Conversion

The Company has implemented a comprehensive Enterprise Resource Planning System which is fully prepared for the year 2000. The Company is in the process of implementing new systems for all remaining non mission critical, computer systems. All major conversions are complete and the implementation schedule for minor systems anticipates a complete conversion prior to January 1, 2000. The Company presently believes that, with the completed conversions and anticipated conversions to new software, the year 2000 problem will not pose a significant operational problem to the Company. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely, including but not limited to the Company's customers and suppliers, will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those of other parties to operate or properly manage dates beyond 1999.

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

New Accounting Pronouncements

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company presents both basic net income (loss) per share and diluted net income (loss) per share. The impact on diluted net income (loss) per share was not material. Prior periods presented have been restated to comply with the provisions of SFAS 128.

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



In June 1997,  the Financial  Accounting  Standards  Board issued  Statement 131
(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and disclosures as the Company does not have multiple reportable operating segments.






ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    ZOOM TELEPHONICS, INC.
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                         AND SCHEDULE

                                                                                          Page
Index to Consolidated Financial Statements                                                  27
Independent Auditors' Report                                                                28
Consolidated Balance Sheets as of December 31, 1996 and 1997                                29
Consolidated Statements of Operations for the years ending December 31, 1995, 1996 and      30
1997
Consolidated Statements of Stockholders' Equity for the years ending December 31,           31
1995, 1996 and 1997
Consolidated Statements of Cash Flows for the years ending December 31, 1995, 1996 and      32
1997
Notes to Consolidated Financial Statements                                                  33
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years Ending December 31,
1995, 1996 and 1997                                                                         85

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

                                           PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Executive Officers of the Registrant" in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's definitive proxy statement for its 1998 annual meeting which will be filed with the SEC in April 1998 pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation" and "Proposal No. 2", in the Company's definitive proxy statement for its 1998 annual meeting which will be filed with the SEC in April 1998, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 annual meeting which will be filed with the SEC in April 1998, pursuant to Regulation 14A, and is incorporated herein by reference.


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

       **10.2    1991  Director  Stock Option Plan, as amended,  of Zoom  Telephonics,  Inc.,  filed as
                 Exhibit 10.2 to the June 1996 Form 10-Q. *

         10.3    Letter Agreement  Regarding  Revolving Line of Credit by and between Zoom Telephonics,
                 Inc. and Fleet National Bank.

         10.4    Loan Modification  Agreement by and between Zoom Telephonics, Inc. and Fleet National Bank.

         10.5    Lease between Zoom Telephonics,  Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q. *

         10.6    Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

         10.7    Amended and Restated  Promissory  Note issued by the Company in favor of Fleet National Bank.

         10.8    Security Agreement between the Company and Fleet National Bank.

       **10.9    Employment Agreement.

         11.     Statement re: computation of per share income (loss).

         21.     Subsidiaries,  filed as Exhibit  21 to the  Annual  Report on Form 10-K for the fiscal year ended December 31, 1996. *

         23.     Consent of KPMG Peat Marwick LLP.

         27.     Financial Data Schedule.

         27.1    Financial Data Schedule.  1996

         27.2    Financial Data Schedule.  1995

(b)              Reports on Form 8-K.

                 No reports on Form 8-K have been filed  during the last  quarter  for the period covered by this report.

(c)              Exhibits  -  See  Item   14(a)(3)   above  for  a  list  of  Exhibits
                 incorporated herein by reference or filed with this Report.

(d)              Schedules - Schedule II: Valuation and Qualifying Accounts. Schedules
                 other than those listed above have been omitted since they are either inapplicable or not required.

     * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

    **     Compensation Plan or Arrangement.

                                          SIGNATURES

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

Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                        Title(s)                                       Date




/s/ Frank B. Manning             Principal Executive Officer and                March 31, 1998
--------------------------
Frank  B. Manning                Chairman of the Board




/s/ Robert A. Crist              Principal Financial and Accounting Officer     March 31, 1998
-----------------------------
Robert A. Crist




/s/ Peter R. Kramer              Director                                       March 31, 1998
--------------------------
Peter R. Kramer




/s/ Bernard Furman               Director                                       March 31, 1998
Bernard Furman



/s/ L. Lamont Gordon             Director                                       March 31, 1998
--------------------------
L. Lamont Gordon



/s/ J. Ronald Woods              Director                                       March 31, 1998
--------------------------
J. Ronald Woods

                                    ZOOM TELEPHONICS, INC.
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                         AND SCHEDULE

                                                                                           Page

Independent Auditors' Report                                                                28
Consolidated Balance Sheets as of December 31, 1996 and 1997                                29
Consolidated Statements of Operations for the years ending December 31, 1995, 1996 and      30
1997
Consolidated Statements of Stockholders' Equity for the years ending December 31, 1995,     31
1996 and 1997
Consolidated Statements of Cash Flows for the years ending December 31, 1995, 1996 and      32
1997
Notes to Consolidated Financial Statements                                                  33
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years Ending December 31,
1995, 1996 and 1997                                                                         85

                                 Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Telephonics, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                     KPMG Peat Marwick LLP



Boston, Massachusetts
February 13, 1998

                                    ZOOM TELEPHONICS, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
    Assets                                                       1996              1997
    ------                                                       ----              ----

Current assets:
    Cash and cash equivalents                             $   9,172,186     $   11,281,337

    Accounts receivable, net of reserves for doubtful
      accounts, returns, and allowances of $3,564,101
      in 1996 and $4,518,206 in 1997 (note 10)               18,970,041         13,365,413
    Inventories (note 3)                                     19,057,575         12,034,349
    Refundable income taxes                                   1,219,000          3,793,963
    Net deferred tax assets (note 9)                          2,032,683          2,388,189
    Prepaid expenses and other current assets                   532,808            212,989
                                                                -------            -------
             Total current assets                            50,984,293         43,076,240
                                                             ----------         ----------

Property, plant and equipment, net (note 4)                   4,081,406          3,967,767
  Goodwill, net of accumulated amortization of                1,558,764          1,393,874
  $76,149 in 1996 and $241,039 in 1997 (note 12)
Other assets                                                    157,691             77,392
                                                                -------             ------

              Total assets                                 $  56,782,154    $   48,515,273



    Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable                                       $   8,074,472    $    6,204,370
    Accrued expenses                                           1,352,725         1,808,308
                                                               ---------         ---------
             Total current liabilities                         9,427,197         8,012,678
                                                               ---------         ---------

Commitments and contingencies (note 5)

Stockholders' equity (notes 7 and 8):
  Common stock, no par value. Authorized
  25,000,000 shares; issued and outstanding
  7,446,842 shares at December 31, 1996 and
  7,472,371 shares at December 31, 1997                       24,890,468         25,170,267
  Retained earnings                                           22,464,489         15,332,328
                                                              ----------         ----------
             Total stockholders' equity                    $  47,354,957    $    40,502,595
                                                             ===========         ==========

             Total liabilities and stockholders'equity     $  56,782,154    $    48,515,273
                                                             ===========         ==========





See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ending December 31, 1995, 1996 and 1997


                                                         1995              1996           1997
                                                         ----              ----           ----

Net sales (notes 10 and 15)                    $    96,997,313  $   100,195,021  $  64,478,457
Cost of goods sold                                  73,401,620       79,803,297     56,298,264
                                                    ----------       ----------     ----------
            Gross profit                            23,595,693       20,391,724      8,180,193
                                                    ----------       ----------      ---------

Operating expenses:
        Selling                                      9,023,443       10,215,528     11,103,437
        General and administrative                   2,839,775        3,674,134      4,956,916
        Research and development                     1,835,482        2,940,153      4,182,220
                                                     ---------        ---------      ---------
                                                    13,698,700       16,829,815     20,242,573
                                                    ----------       ----------     ----------

             Operating income (loss)                 9,896,993        3,561,909    (12,062,380)

Interest income                                         81,893          233,963        503,680
Other, net                                            (115,206)          58,551        237,273
                                                      ---------          ------        -------
             Total other income(expense), net          (33,313)         292,514        740,953
                                                       -------          -------        -------

             Income (loss) before income taxes       9,863,680        3,854,423    (11,321,427)

Income tax expense (benefit) (note 9)                3,800,000        1,374,501     (4,189,266)
                                                     ---------        ---------     -----------

                     Net income (loss)         $     6,063,680      $ 2,479,922   $ (7,132,161)
                                                     =========        =========     ===========

Net income (loss) per share (note 2):
        Basic                                  $          1.00      $       .35   $       (.95)
                                                          ====              ===           =====
        Diluted                                $           .98      $       .35   $       (.95)
                                                           ===              ===           =====

Weighted average common and common equivalent shares (note 8):
        Basic                                        6,074,788        7,068,314       7,468,758
                                                     =========        =========       =========
        Diluted                                      6,173,265        7,162,391       7,468,758
                                                     =========        =========       =========



See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       Total
                                                       Common Stock            Retained      stockholders'
                                                   Shares         Amount       earnings         equity

Balance at December 31, 1994                      6,014,480  $  5,382,134  $  13,920,887   $ 19,303,021
   Net income                                       -            -             6,063,680      6,063,680
   Exercise of stock options (note 8)               186,450     1,570,350        -            1,570,350
   Tax benefit from exercise of nonqualified
     stock options (notes 8 and 9)                   -            337,093          -            337,093
                                                ------------      -------   --------------      -------

Balance at December 31, 1995                      6,200,930     7,289,577     19,984,567     27,274,144

   Net income                                       -             -            2,479,922      2,479,922
   Net proceeds from stock offering (note 7)        800,000    11,573,218       -            11,573,218
   Stock issuance for product line acquisition
    (note 12)                                       102,641     1,590,929        -            1,590,929
   Exercise of stock options (note 8)               343,271     2,825,543        -            2,825,543
   Tax benefit from exercise of nonqualified
     stock options (notes 8 and 9)                   -          1,611,201        -            1,611,201
                                                     -------    ---------        -------      ---------

Balance at December 31, 1996                      7,446,842    24,890,468     22,464,489     47,354,957

   Net income (loss)                                 -             -          (7,132,161)    (7,132,161)
   Exercise of stock options (note 8)                25,529       204,232         -             204,232
   Tax benefit from exercise of nonqualified
     stock options (notes 8 and 9)                   -             75,567         -              75,567
                                                   --------      --------      ----------     ---------



Balance at December 31, 1997                      7,472,371  $ 25,170,267  $  15,332,328   $ 40,502,595
                                                  =========    ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ending December 31, 1995, 1996 and 1997

                                                                    1995           1996            1997
                                                                    ----           ----            ----

Cash flows from operating activities:
    Net income (loss)                                         $ 6,063,680   $  2,479,922   $  (7,132,161)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                            252,400        674,162       1,116,443
         Net deferred income taxes                               (416,789)      (519,222)       (355,506)
         Changes in assets and liabilities:
            Accounts receivable                                (7,609,226)     1,426,273       5,604,628
            Inventories                                       (14,624,140)     5,211,667       7,023,226
            Prepaid expenses and other current assets              28,553       (715,728)        400,118
            Refundable income taxes                                 -         (1,219,000)     (2,574,963)
            Accounts payable and accrued expenses              12,280,557    (10,156,983)     (1,414,519)
            Income taxes payable                                   27,252       (236,493)        -
            Tax benefit from exercise of nonqualified
               stock options                                      337,093      1,611,201          75,567
                                                                  -------      ---------          ------
                    Net cash provided by (used in)
                        operating activities                   (3,660,620)    (1,444,201)      2,742,833
                                                               -----------    -----------     -----------


Cash flows from investing activities:
    Purchase of certain assets of a business product line           -            (81,375)         -
    Additions to property, plant and equipment                 (1,234,459)    (1,351,670)       (837,914)
                                                                ----------     ----------       ---------

                    Net cash used in investing activities      (1,234,459)    (1,433,045)       (837,914)
                                                               -----------    -----------       ---------


Cash flows from financing activities:
    Net borrowings (repayments) under revolving
       bank line of credit (note 6)                              2,500,000     (2,500,000)         -
    Net proceeds from issuance of common stock                      -          11,573,218          -
    Exercise of nonqualified stock options                       1,570,350      2,825,543        204,232
                                                                 ---------      ---------        -------
                    Net cash provided by financing
                        activities                               4,070,350     11,898,761        204,232
                                                                 ---------     ----------        -------

Net increase (decrease) in cash and cash equivalents              (824,729)     9,021,515      2,109,151

Cash and cash equivalents at beginning of year                     975,400        150,671      9,172,186
                                                                   -------        -------      ---------

Cash and cash equivalents at end of year                     $     150,671   $  9,172,186  $  11,281,337
                                                                   =======      =========     ==========


See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements
                                  December 31, 1996 and 1997

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

(2)    Summary of Significant Accounting Policies

       (a) Basis of Presentation
       The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and are stated in US dollars. Any differences between US and Canadian generally accepted accounting principles would have an insignificant impact on the consolidated financial statements.

       Thepreparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

       (b) Principles of Consolidation
       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Zoom US, and its wholly-owned subsidiaries, Zoom Foreign Sales Corporation, Zoom Telephonics, Ltd. (a United Kingdom corporation), and Tribe Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c) Cash and Cash Equivalents
       The Company considers all investments with original maturities of less than 90 days to be cash equivalents.

       (d) Inventories
       Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (e)Property, Plant and Equipment

       Property,   plant  and   equipment   is  stated  and  recorded  at  cost.
         Depreciation of property, plant and equipment is provided by using the straight-line method at rates sufficient to amortize the costs of the fixed assets over their estimated useful lives. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

       (f)Goodwill

       Goodwill resulted from the excess of cost over fair value of net assets acquired for the purchase of a product line in June 1996 and is being amortized on a straight-line basis over 10 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired product line are determined to be less than the carrying amount of goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of discounted estimated future cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. The assessment of recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements

       (g)Income Taxes
       The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (h)Income (Loss) Per Common Share
       The Company  has  adopted  SFAS No.  128,  "Earnings  per  Share,"  which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards.

       Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the begining of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

       Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation.

       (i)Revenue Recognition
       Sales are recognized upon shipment of products to customers, at which time the Company records provisions for returns, warranty and price protection.

       (j)   Financial Instruments
       Financial   instruments   of  the  Company   consist  of  cash  and  cash
         equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value.

       (k)Stock Based Compensation
        The Company has adopted Statement of Financial  Accounting Standards No.
          123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the pro forma impact on earnings (loss) and earnings (loss) per share have been disclosed in the Notes to Consolidated Financial Statements as required by SFAS 123 for companies that continue to account for stock-based compensation under APB 25.

       (l)Advertising Costs
       Advertising costs are reported in selling, general, and administrative expenses in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

       (m)Reclassifications
       Certain reclassifications to the 1995 and 1996 consolidated financial statements have been made to conform to the 1997 presentation. These reclassifications were not material.

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements


(3)    Inventories

       Inventories consist of the following at December 31:

                                                      1996               1997
                                                      ----               ----

         Raw materials                         $   11,778,311     $   7,261,914
         Work in process                           2,968,064          2,542,260
         Finished goods                            4,311,200          2,230,175
                                                   ---------          ---------

                                               $   19,057,575     $  12,034,349
                                                   ==========        ==========

(4)    Property, Plant and Equipment

       Property, plant and equipment consists of the following at December 31:

                                                                                    Estimated
                                                      1996               1997       useful lives
                                                      ----               ----       ------

         Land                                  $     309,637      $     309,637          -
         Buildings and improvements                1,939,071          2,097,044      31.5
         years
         Leasehold improvements                      469,583            470,777      5 years
         Computer hardware and software            1,666,175          1,919,412      3 years
         Machinery and equipment                     427,186            444,126      5 years
         Molds, tools and dies                       807,573            961,968      5 years
         Office furniture and fixtures               433,968            523,936      5 years
                                                     -------            -------
                                                   6,053,193          6,726,899

         Less accumulated depreciation             1,971,787          2,759,132
                                                   ---------          ---------

                                               $   4,081,406      $   3,967,767
                                                   =========          =========

(5)    Lease Commitments

       In August 1996,  the  Company  entered  into  a  five-year  lease  for  a manufacturing and warehousing facility in Boston, Massachusetts. At the end of the initial lease term, the Company has an option to extend the lease for an additional five years. In July 1996, the Company entered into a two-year lease for an office facility in Alameda, California. The Company also leases office space in Dallas, Texas and off-site storage facilities in Boston, Massachusetts. Under non-cancelable operating leases, rent expense was $46,897, $275,673 and $392,010 for the years ending December 31, 1995, 1996 and 1997, respectively. Future minimum rental payments, excluding executory costs, required under these operating leases for the next four years are as follows:
                                 Year                 Total

                                1998             $   351,492
                                1999                 309,708
                                2000                 309,708
                                2001                 309,708





                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements


(6)    Credit Lines

       The Company's $10 million line of credit expired on August 31, 1997. It was replaced by a secured $5 million line of credit effective November 13, 1997 and expiring September 30, 1998. No amounts were outstanding under this line of credit as of December 31, 1997.

(7)    Secondary Stock Offering

       On April 11, 1996, the Company sold 800,000 shares of its common stock in a registered offering on a direct placement basis for proceeds of $11,573,218, net of expenses and underwriters fees of $926,782. The net proceeds were used to repay certain obligations of the Company and for general business purposes.

(8)    Stock Option Plans

       Employee Stock Option Plan
The  Employee  Stock  Option  Plan (the  "Employee  Stock  Option  Plan") is for
officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 1,500,000 shares of common stock for the granting of employee stock options. Shares of common stock were registered for issuance under the Employee Stock Option Plan in accordance with the Securities Act of 1933. Under this plan, stock options shall be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price not less than the fair market value of the stock. The options are exercisable in accordance with terms specified by the Stock Option Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

                                                                               Weighted average
                                                         Number of shares       exercise price

         Balance at December 31, 1994                         442,800            $    8.00
            Granted                                           229,950                11.13
            Exercised                                        (150,450)                8.00
            Expired                                           (56,100)                8.00
                                                              -------                 ----

         Balance at December 31, 1995                         466,200                 9.54
            Granted                                           972,850                12.44
            Exercised                                        (343,271)                8.23
            Expired                                          (526,562)               16.37
                                                             --------                -----

         Balance at December 31, 1996                         569,217                 8.29
            Granted                                           196,650                 7.96
            Exercised                                         (19,529)                8.00
            Expired                                          (144,038)                8.81
                                                             --------                 ----

         Balance at December 31, 1997                         602,300            $    8.07
                                                              =======                 ====


The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding at December 31, 1997:


                              Options Outstanding                     Options Exercisable
                 ----------------------------------------------- -------------------------------

                             Weighted Average
   Range of        Number       Remaining      Weighted Average     Number     Weighted Average
Exercise Prices  Outstanding Contractual Life   Exercise Price   Exercisable    Exercise Price

$ 6.50 to $8.63   602,300      2.66 years        $  8.07           141,327            $8.13
  =============   =======      =========          =======          =======             ====

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements

The Company recognized a tax benefit of $337,093, $1,611,201 and $75,567 in 1995, 1996 and 1997, respectively, upon the exercise of nonqualified stock options under the Employee Stock Option Plan. These benefits have been recorded as an increase to the value of common stock.

1991 Director Stock Option Plan

In 1991, the Company established the Director Stock Option Plan (the "Directors'
   Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. This Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. Under the Directors Plan, each eligible director shall automatically be granted an option to purchase 6,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 1991. The option price shall be the fair market value of the common stock on the date the option is granted. Each option shall expire two years from the grant date. Options outstanding under this plan are as follows:

                                                                               Weighted average
                                                         Number of shares       exercise price

         Balance at December 31, 1994                          72,000            $   13.22
            Granted                                            36,000                 7.50
            Exercised                                          (36,000)              10.19
            Expired                                            (36,000)              16.31
                                                               --------              -----

         Balance at December 31, 1995                          36,000                 7.44
            Granted                                            36,000                13.97
            Exercised                                          (18,000)               7.54
            Expired                                            -                      -
                                                               ------              ----

         Balance at December 31, 1996                          54,000                11.76
            Granted                                            36,000                 8.69
            Exercised                                          (6,000)                8.00
            Expired                                            (12,000)               7.00
                                                               --------               ----

         Balance at December 31, 1997                          72,000            $   11.33

                                                               ======                =====

The following table summarizes information about fixed stock options under the Directors' Stock Option Plan at December 31, 1997:


                              Options Outstanding                     Options Exercisable
                 ----------------------------------------------- -------------------------------

                             Weighted Average
   Range of        Number       Remaining      Weighted Average     Number     Weighted Average
Exercise Prices  Outstanding Contractual Life   Exercise Price   Exercisable    Exercise Price

  $  7.25 to 10.13    36,000   1.25  years       $   8.69         18,000        $   10.13
  $ 10.14 to 17.19    36,000    .25  years       $  13.97         36,000        $   13.97
                      ------                                      ------
                      72,000    .75  years       $  11.33         54,000        $   12.69
                      ======                                      ======


At December 31, 1997, there were 129,613 additional shares available for grant under both Plans. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $4.43, $4.03 and $3.58, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0.00%, risk-free interest rate of 5.69%, volatility 70% and an expected life of 3.5 years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 5.05%, volatility 70% and an expected life of 2.9 years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 5.07, volatility 70% and an expected life of 2.0 years.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                    1995              1996              1997
                                                    ----              ----              ----

Net income (loss)            As reported         $ 6,063,680      $  2,479,922     $  (7,132,161)
                             Pro forma             5,929,829         2,100,665        (7,718,857)

Net income (loss) per share  As reported-basic   $      1.00      $       0.35     $       (0.95)
                             Pro forma-basic            0.97              0.29             (1.03)

                             As reported-diluted $      0.98      $      0.35      $       (0.95)
                             Pro forma-diluted          0.96             0.29              (1.03)

Proforma net income (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

The following reconciles the denominators of the diluted net income (loss) computations:

                                      1995                     1996                    1997
                                      ----                     ----                    ----

Weighted average
   number of shares
   outstanding                   6,074,788                 7,068,314                7,468,758
Incremental shares
   from the assumed
   exercise of dilutive
   stock options                   383,291                   121,027                      -
Common shares
   assumed to have
   been repurchased,
   treasury stock method          (284,814)                 (26,950)                     -
                                  ---------                 --------                --------

Weighted average
   common and common
   equivalent shares
   outstanding                    6,173,265                7,162,391                7,468,758
                                  =========                =========                =========


                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements

(9)    Income Taxes

       Income tax expense (benefit) attributable to income from operations consists of:

                                                     Current         Deferred          Total


         Year ending December 31, 1995:
            US federal                             $ 3,299,680     $ (343,359)     $ 2,956,321
            State and local                            917,109        (73,430)         843,679
                                                       -------        -------          -------

                                                   $ 4,216,789     $ (416,789)     $ 3,800,000
                                                      =========      ========        =========

         Year ending December 31, 1996:
            US federal                             $ 1,632,391     $ (428,502)     $ 1,203,889
            State and local                            261,332        (90,720)         170,612
                                                       -------        -------          -------

                                                   $ 1,893,723     $ (519,222)     $ 1,374,501
                                                      =========      ========        =========

         Year ending December 31, 1997:
            US federal                             $(3,842,852)    $  483,213      $(3,359,639)
            State and local                               9,092      (838,719)        (829,627)
                                                          -----      --------         ---------

                                                   $  (3,833,760)  $ (355,506)     $(4,189,266)
                                                      ===========    ========       ===========

         Income tax expense (benefit) was $3,800,000, $1,374,501 and ($4,189,266) for the years ending December 31, 1995, 1996 and 1997, respectively, and differed from the amounts as computed by applying the US federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                     1995             1996            1997
                                                                     ----             ----            ----

         Computed "expected" US tax expense (benefit)          $ 3,353,651      $ 1,310,504   $  (3,849,285)
         Increase (reduction) in income taxes resulting from:
            State and local income taxes, net of federal
               income tax benefit                                  556,829          112,604        (547,555)
            Tax benefit from foreign sales corp.                  (116,382)         (66,271)           -
            Other, net                                               5,902           17,664         207,574
                                                                  --------        ---------       ----------

                                                               $ 3,800,000      $ 1,374,501   $  (4,189,266)
                                                                 =========        =========      ===========

                                                                    (Continued)

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements

Total income tax expense (benefit) was allocated as follows:        1995                1996            1997
                                                                    ----                ----            ----


Income (loss) from operations                                $ 3,800,000         $ 1,374,501    $ (4,189,266)
Stockholders' equity, for compensation expense
            for tax purposes in excess of amounts
            recognized for financial statement purposes         (337,093)         (1,611,201)        (75,567)
                                                                ---------         -----------      ----------


                                                              $ 3,462,907        $  (236,700)   $ (4,264,833)
                                                                =========           =========     ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are presented below:

                                                                           1996          1997
                                                                           ----          ----
Deferred tax assets:
            Allowance for bad debt                                   $   421,298  $    181,394
            Sales returns reserve                                        280,029       400,688
            Price protection reserve                                     160,281        -
            Other accounts receivable reserves                            43,896       122,964
            Uniform capitalization                                       236,007       135,414
            Inventory reserve                                            816,690       405,852
            Vacation accrual                                              81,073       102,940
            Warranty reserve                                               6,035        50,343
            Amortization of goodwill                                        -           82,935
            Legal accrual                                                   -           94,816
            Accrued royalties                                               -           87,390
            State net operating loss carry forward                          -          596,520
            Federal tax credits                                             -          117,515
            Other                                                         40,597        35,797
                                                                          ------        ------
                  Total current gross deferred tax assets              2,085,906     2,414,568
                                                                       ---------     ---------

                  Total gross deferred tax assets                    $ 2,085,906  $  2,414,568
                                                                       =========     =========

Deferred tax liability:
            Property, plant and equipment, principally due
            to differences indepreciation                                (53,223)      (26,379)

                  Net deferred tax assets                            $ 2,032,683  $  2,388,189
                                                                       =========     =========

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback periods and anticipates future taxable income over periods in which the deductible temporary differences are available, the ultimate realizability of deferred tax assets for federal and state tax purposes appears more likely than not.
                                                                     (Continued)

                                   ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements


(10)   Significant Customers

       One customer accounted for approximately 19% of net sales for the year ending December 31, 1995 and 15% of net sales for the year ending December 31, 1996. One customer accounted for 17% of net sales for the year ending December 31, 1997. At December 31, 1997, two customers comprised approximately 42% of net accounts receivable. At December 31, 1996, two customers comprised approximately 40% of net accounts receivable.

(11)   Financial Instruments

       The Company generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period.

       Tominimize the adverse impact of foreign currency fluctuations, the Company may use certain financial instruments, primarily forward exchange contracts, in its management of foreign currency exposure. These contracts require the Company to sell certain foreign currencies for US dollars at contractual rates. The Company does not hold any forward exchange contracts for trading purposes.

       Realized and unrealized  foreign exchange gains and losses are recognized in operating income and offset foreign gains and losses on the underlying exposures. During the years ending December 31, 1996 and 1997, foreign currency gains and losses were not material. The Company's forward exchange contracts are revalued at the balance sheet date and the carrying amount approximates the fair value of the instruments. At December 31, 1997, the Company's foreign
         currency-denominated   net  assets  were not material.  Other than the
         forward exchange contracts described above, the Company has no other involvement with derivative financial instruments.

(12)   Product Line Acquisition

       OnJune 24, 1996, the Company issued 102,641 shares of common stock to acquire certain assets, including inventory and property and equipment, associated with a product line of Tribe Computer Works, Inc. The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the assets acquired of $1,634,913 was allocated to goodwill and is being amortized over 10 years.

                                                                     (Continued)

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements



(13)   Supplemental Disclosure of Cash Flow Information

                                                             1995            1996        1997
                                                             ----            ----        ----



         Cash paid during year for interest           $    115,206     $   169,248     $    -
                                                           =======         =======     =======


         Cash paid during year for income taxes       $  3,516,000     $ 1,873,000     $ 3,650
                                                         =========       =========       =====

       During the second quarter of 1996, the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc., including inventory of $95,685 and property and equipment of $107,467. In addition, the tax effect of the exercise of stock options resulted in increases to common stock and an increase in refundable income taxes of $1,611,201. These noncash transactions have been excluded from the statement of cash flows.

(14)    Dependence on a Single Supplier

       The Company produces its products using components or subassemblies purchased from third-party suppliers. Certain of these components are available only from a single or limited sources. In 1996 and 1997, the Company purchased substantially all of its modem chipsets from only one supplier. An interruption in the delivery of these components could have a material adverse effect on the Company's results of operations.

(15)    Geographic Information

       The Company's domestic net sales and export sales to Europe and other locations for 1995, 1996, and 1997 were comprised as follows:

                        1995   % of Total          1996   % of Total           1997   % of Total
                        ----   ----------          ----   ----------           ----   ----------


North America     $ 69,452,313     72%      $ 73,085,465      73%       $ 52,227,550     81%
Europe              14,605,000     15%        18,227,729      18%          6,447,846     10%
Other               12,940,000     13%         8,881,827       9%          5,803,061      9%
                   ----------      ---         ---------       --          ---------      --
Total             $ 96,997,313    100%      $100,195,021     100%       $ 64,478,457    100%
                    ==========    ====       ===========     ====         ==========    ====


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

          3.2    By-Law No. 1 of Zoom  Telephonics,  Inc.,  filed as  Exhibit  3.2 to the 1991
                 Form 10-K. *

          3.3    By-Law No. 2 of Zoom  Telephonics,  Inc.,  filed as  Exhibit  3.3 to the 1991
                 Form 10-K. *

       **10.1 1991 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K"). *

       **10.2    1991  Director  Stock Option Plan,  as amended,  of Zoom  Telephonics,  Inc., filed as Exhibit 10.2 to the June 1996 Form 10-Q. *

         10.3    Letter  Agreement  Regarding  Revolving  Line of Credit by and  between  Zoom
                 Telephonics, Inc. and Fleet National Bank.

         10.4    Loan Modification  Agreement by and between Zoom Telephonics,  Inc. and Fleet
                 National Bank.

         10.5    Lease  between Zoom  Telephonics,  Inc. and "E" Street  Associates,  filed as
                 Exhibit 10.5 to the June 1996 Form 10-Q. *

         10.6    Form of  Indemnification  Agreement,  filed as Exhibit  10.6 to the June 1996
                 Form 10-Q. *

         10.7 Amended and Restated Promissory Note issued by the Company in favor of Fleet National Bank.

         10.8    Security Agreement between the Company and Fleet National Bank.

       **10.9    Employment Agreement.

         11.     Statement re: computation of per share income (loss).

         21.     Subsidiaries,  filed as Exhibit 21 to the Annual  Report on Form 10-K for the
                 fiscal year ended December 31, 1996. *

         23.     Consent of KPMG Peat Marwick LLP.

         27.     Financial Data Schedule.

         27.1    Financial Data Schedule. 1996

         27.2    Financial Data Schedule. 1995



* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**               Compensation Plan or Arrangement.