Form 10-Q
period 1998-03-31
ZOOM TELEPHONICS INC
filed 1998-05-15
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________


                         Commission File Number 0-18672
                                                -------

                             ZOOM TELEPHONICS, INC.
                             ----------------------
               (Exact Name of Registrant as Specified in its Charter)


        Canada                                                 04-2621506
        ------                                                 ----------
     (State or Other Jurisdiction of                         (I.R.S.Employer
      Incorporation or Organization)                     Identification No.)


      207 South Street, Boston, Massachusetts                       02111
      ---------------------------------------                       -----
     (Address of Principal Executive Offices in the U.S.)         (Zip Code)


     1200 Royal Center
     1055 West Georgia Street, Vancouver, B.C.                    V6E 3P3
     -----------------------------------------                    -------
     (Address of Principal Executive Offices in Canada)           (Zip Code)

          Registrant's Telephone Number, Including Area Code: (617) 423-1072
                                                              ----- --------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of May 14, 1998 was 7,474,871 shares.

                             ZOOM TELEPHONICS, INC.
                                      INDEX


                                                                      Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997                                    3

           Consolidated Statements of Operations for the Three
               Months Ending March 31, 1998 and 1997                    4

           Consolidated Statements of Cash Flows for the Three
               Months Ending March 31, 1998 and 1997                    5

           Notes to Consolidated Financial Statements                   6

  Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations       7 - 10


Part II.   Other Information

   Item 1. Legal Proceedings                                           10

   Item 6.  Exhibits and Reports on Form 8-K                           10

           Signatures                                                  11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets

                                                     3/31/98            12/31/97
ASSETS                                             (Unaudited)         (Audited)

Current assets:

 Cash and cash equivalents                        $ 9,023,581       $ 11,281,337
 Accounts receivable, net of reserves for
 doubtfulaccounts, returns and allowances of
 $6,145,878 at3/31/98 and $4,518,206 at 12/31/97   12,581,123         13,365,413
 Inventories                                       12,235,200         12,034,349
 Recoverable income taxes                           3,793,963          3,793,963
 Deferred income taxes                              2,265,103          2,388,189
 Prepaid expenses and other assets                    252,509            212,989
                                                 ------------         ----------

                     Total current assets          40,151,479         43,076,240

Property and equipment, net                         3,844,483          3,967,767
Goodwill, net of accumulated amortization           1,356,482          1,393,874
Other non-current assets                               31,619             77,392
                                                 ------------        -----------

                                                  $45,384,063       $ 48,515,273
                                                 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                               2,358,794          6,204,370
     Accrued expenses                               2,302,783          1,808,308
                                                -------------       ------------

                     Total current liabilities      4,661,577          8,012,678
                                                -------------       ------------

Stockholders' equity:

 Common stock, no par value.  25,000,000
 shares authorized;7,474,871 shares issued
 and outstanding at March 31, 1998
 and 7,472,371 at December 31, 1997                25,190,579         25,170,267
     Retained earnings                             15,531,907         15,332,328
                                                -------------       ------------

                    Total stockholders' equity     40,722,486         40,502,595
                                                -------------       ------------

                                                 $ 45,384,063       $ 48,515,273
                                                =============       ============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ending March  31,
                                                    1998                 1997
                                                    ----                 ----
Net sales                                       $ 18,758,702        $ 17,950,711
Costs of goods sold                               13,557,817          14,692,200
                                                -------------       ------------

     Gross profit                                  5,200,885           3,258,511

Operating expenses:
     Selling                                       2,844,025           2,805,891
     General and administrative                    1,266,057           1,056,266
     Research and development                        967,496           1,043,344
                                                -------------        -----------

         Total operating expenses                  5,077,578           4,905,501
                                                -------------        -----------

     Income (loss) from operations                   123,307         (1,646,990)

Other income, net                                    199,358             129,087
                                                -------------        -----------

     Income (loss) before income taxes               322,665         (1,517,903)

Income tax expense (benefit)                         123,086           (561,624)
                                                -------------        -----------

     Net income (loss)                          $    199,579        $  (956,279)
                                                ============        ============

Income (loss) per common share:

     Basic                                      $        .03        $      (.13)
                                                ============        ============

     Diluted                                    $        .03        $      (.13)
                                                ============        ============

Weighted average number of common
   shares outstanding:

     Basic                                         7,472,873           7,457,717
                                                ============        ============

     Diluted                                       7,483,799           7,457,717
                                                ============        ============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Three Months Ending March 31,
                                                                                             1998                  1997

Cash flows from operating activities:
     Net income (loss)                                                                $     199,579         $    (956,279)
     Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization                                                        254,611               210,715
       Deferred income taxes                                                                123,086                   -
      Changes in assets and liabilities:
        Accounts receivable                                                                 784,290             2,764,099
        Inventories                                                                        (200,851)               45,761
        Recoverable income taxes
                                                                                               -                  307,071
        Prepaid expenses and other assets                                                     6,253               220,636
        Accounts payable and accrued expenses                                            (3,351,101)           (2,799,096)
        Tax benefit from exercise of non-qualified
            stock options                                                                      -                   78,675
                                                                                      -------------         -------------

             Net cash used in operating activities                                       (2,184,133)             (128,418)
                                                                                      -------------         -------------

Cash flows from investing activity:
      Additions to property, plant and equipment                                            (93,935)             (277,929)
                                                                                      -------------         -------------

                  Net cash used in investing activity                                       (93,935)             (277,929)
                                                                                      -------------         -------------

Cash flows from financing activity:
     Proceeds from exercise of stock options                                                 20,312               204,232
                                                                                      -------------         -------------

             Net cash provided by financing activity                                         20,312               204,232
                                                                                      -------------         -------------

Net decrease in cash and cash equivalents                                                (2,257,756)             (202,115)

Cash and cash equivalents, beginning of period                                           11,281,337             9,172,186
                                                                                      -------------         -------------

Cash and cash equivalents, end of period                                              $  9,023,581           $  8,970,071
                                                                                      =============          ============


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

      Interest                                                                        $           -         $           -
                                                                                      =============         =============
      Income taxes                                                                                -                     -
                                                                                      =============         =============

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.
         The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three months ending March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ending March 31, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the three months ending March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.



(2) Inventories


         Inventories consist of the following:                             3/31/98               12/31/97

                  Raw materials                                           $ 6,363,489            $ 7,261,914
                  Work in process                                           2,917,791              2,542,260
                  Finished goods                                            2,953,920              2,230,175
                                                                       --------------          -------------

                                                                         $ 12,235,200           $ 12,034,349
                                                                       ==============           ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

            Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $18,758,702 and net income of $199,579 for the Company's first quarter ending March 31, 1998 compared to sales of $17,950,711 and a net loss of $956,279 for the first quarter ending March 31, 1997. Earnings per share improved to $0.03 for the first quarter of 1998 from a loss of $0.13 for the first quarter of 1997.

            Net sales for the quarter ending March 31, 1998 were 4.5% higher than the prior year, reflecting an increase in the average selling price of faxmodems which offset a decline in total units sold. The increase in average selling price compared to the quarter ending March 31, 1997 was the result of the marked shift of sales to 56 kbps modems and away from 33.6 kbps modems and other slower speed modems. The increase in 56K modem sales was triggered by wide deployment of K56flex(TM) by Internet Service Providers in late 1997. The definition of the V.90 56K modem standard in February 1998 also contributed to increased 56K sales, but was also responsible for lower prices, price protection, and stock rotation for 33.6K and pre-standard 56K modems. These issues are expected to continue in the second quarter of 1998. Zoom's decreased unit volume during the quarter compared to the same period in 1997 was primarily due to reduced sales of 33.6K modems worldwide.

      The overall increase of net sales of 4.5% compared to the quarter ending March 31, 1997 was comprised of a sales increase of 13.7% in North America and a decline of 26.8% in international markets outside North America. The 56K modem products have been slower to gain acceptance in due to slower 56K central site deployment.

         Gross margin increased to 27.7% in the quarter ending March 31, 1998 from 18.2% in the quarter ending March 31, 1997. The primary reason for this increase in gross margin was the sales mix shift to 56K modem speeds. as well as cost reductions on key components. The Company cannot make assurances that the gross margin is sustainable because of the potential product returns, price declines and related price protection credits mentioned above. In addition, unit costs could be negatively impacted if volumes decline.

         Selling expenses during the first quarter of 1998 increased slightly to $2,844,025 or 15.2% of net sales from $2,805,891 or 15.6% of net sales in the first quarter of 1997, reflecting an increase in international sales personnel.

              General and administrative expenses were $1,266,057 or 6.7% of net sales during the first quarter of 1998 compared to $1,056,266 or 5.9% of net sales in the first quarter of 1997. The increase was primarily due to increased provisions for bad debt expense.

          Research and development expenses decreased slightly to $967,496 or 5.2% of net sales during the first quarter of 1998 from $1,043,344 or 5.8% of net sales in the first quarter of 1997. The decrease in expenses was primarily due to the reduction in expenses for government approvals.

            The Company realized a net profit of $199,579 or 1.1% of net sales during the first quarter of 1998 compared to a net loss of $956,279 or 5.3% of net sales in the first quarter of 1997. The improvement was primarily due to a more favorable sales mix of more current technology products and the cost reduction of key components.

Liquidity and Capital Resources

             Zoom ended the first quarter of 1998 with a strong balance sheet, with stockholders' equity of $40,722,486 or $5.45 book value per share, cash and cash equivalents of $9,023,581, and working capital of $35,489,902. In addition, the Company has a $5 million secured line of credit. As of March 31, 1998, $300,000 was outstanding under this line to cover a letter of credit.

              Operating activities used $2,184,133 in cash during the first three months of 1998, comprised mainly of a decline in accounts payable and accrued expenses of $3,351,101, offset by a decrease in receivables of $784,290.

              Zoom's capital expenditures of $93,935 during the first three months of 1998 included purchases of computer equipment and continuing renovation of its headquarters. Although the Company does not have any significant capital commitments, it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year.

         During the first three months of 1998, financing activities provided the Company with $20,312 from the exercise of employee stock options.

          The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements for the rest of 1998. Additional financing may be needed in the event sales increase substantially or if significant losses are incurred.

Year 2000 Date Conversion

         The Company has implemented a comprehensive Enterprise Resource Planning System which is fully year 2000 date compliant. The Company is in the process of making sure that all other systems are year 2,000 ready. All major conversions are complete and the implementation schedule for minor systems anticipates a complete conversion prior to January 1, 2000. The Company presently believes that, with the completed conversions and anticipated conversions to new software, the year 2000 problem will not pose a significant operational problem to the Company. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely, including but not limited to the Company's customers and suppliers will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those of other parties to operate or properly manage dates beyond 1999.

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

New Accounting Pronouncements

         In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share." (SFAS 128). All previously reported net income (loss) per share data have been restated to conform to the provisions of SFAS 128. Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares for the period. Diluted net income (loss) per share reflect the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and are computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

         In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be the results of operations of the period. The Company adopted SFAS 130 in March 1998 and it did not have a material impact on the consolidated financial statements of the Company.

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

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which establishes guidelines for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for the Company in 1999, and is not expected to have a material impact on the Company's financial statements.


"Safe Harbor" Statement under the Private Securities Litigation
 Reform Act of 1995

         Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: overall product demand for 56K modems, the rate of increase of deployment of K56flex or V.90 compatible central site equipment by Internet Service Providers, the ability of the company to meet the financial covenants in it's $5M credit line, the ability to obtain additional financing, if required, at favorable terms, if at all, potential quarterly fluctuations in the Company's operating results, seasonality of sales, rapid technological change, competition, the concentration of the Company's customers, the Company's dependence upon a principal supplier for its modem chipsets and on first-party assemblers, risks associated with inventory management, risk of product returns and price-protection, sales channel risks, risks associated with international sales, the ability of the Company to manage its growth, the Company's reliance on key employees, risks associated with proprietary technology, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


 PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

               No material developments in the quarter ended March 31, 1998.



ITEM 6 - Exhibits and reports on Form 8-K

  (a) Exhibit             Description                             Page
     -------         --------------------------                   ----
       11                 Statement Re: Computation of             11
                          Per Share Income (Loss)

  (b)  27.                Financial Data Schedule                  12
       27.1               Financial Data Schedule 1997             13
       27.2               Financial Data Schedule 1996             14

  (c) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 1998

                             ZOOM TELEPHONICS, INC.

                        FINANCIAL INFORMATION NOT AUDITED


The preceding financial information, with the exception of the consolidated balance sheet at December 31, 1997, has not been audited. However, in the opinion of management, all material adjustments, consisting only of normal recurring accruals necessary to present a fair statement of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year.




                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ZOOM TELEPHONICS, INC.


Date: May 14, 1998                   By: /s/ Frank Manning
                                     --------------------------
                                     Frank B. Manning, President



Date: May 14, 1998                   By: /s/ Robert Crist
                                     -------------------------
                                     Robert Crist, Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)