Form 10-Q
period 1998-06-30
ZOOM TELEPHONICS INC
filed 1998-08-14
CIK 822708

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q


(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                   or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of August 14, 1998 was 7,474,871 shares.

                             ZOOM TELEPHONICS, INC.
                                      INDEX


                                                                         Page
                                                                         ----
Part I.  Financial Information

  Item 1.  Consolidated Balance Sheets as of June 30, 1998
               and December 31, 1997

           Consolidated Statements of Operations for the Three
               Months Ending June 30, 1998 and 1997

           Consolidated Statements of Operations for the Six
               Months Ending June 30,1998 and 1997

           Consolidated Statements of Cash Flows for the Six
               Months Ending June 30, 1998 and 1997


           Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Part II.  Other Information

  Item 1.  Legal Proceedings

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 6.  Exhibits and reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets

                                                  6/30/98              12/31/97
ASSETS                                          (Unaudited)            (Audited)
                                                -----------            ---------
Current assets:


Cash and cash equivalents                      $ 16,380,005        $  11,281,337

  Accounts receivable, net of reserves
   for doubtful accounts, returns, and
   allowances of $5,162,141 at 6/30/98 and
   $4,518,206 at 12/31/97                         7,617,684           13,365,413
     Inventories                                  9,862,648           12,034,349
     Recoverable income taxes                       294,378            3,793,963
     Deferred income taxes                        2,514,348            2,388,189
     Prepaid expenses and other assets              231,582              212,989
                                              -------------        -------------
                Total current assets             36,900,645           43,076,240

Property and equipment, net                       3,879,641            3,967,767
Goodwill                                          1,307,930            1,393,874
Other non-current assets                             15,515               77,392

                                              $  42,103,731        $  48,515,273
                                              =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                             1,669,798            6,204,370
     Accrued expenses                             1,284,313            1,808,308

                Total current liabilities         2,954,111            8,012,678

Stockholders' equity:

     Common stock, no par value; 25,000,000
     shares authorized; 7,474,871 shares issued
     and outstanding at June 30 and 7,446,842 at
     December 31, 1997                           25,190,579           25,170,267
    Retained earnings                            13,959,041           15,332,328
                                                 -----------         -----------

               Total stockholders' equity        39,149,620           40,502,595
                                                -----------          -----------
                                                $42,103,731          $48,515,273
                                                ===========          ===========



                 See notes to consolidated financial statements

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                   Three Months Ending June 30,
                                                   1998                   1997
                                                  -------                -------

Net sales                                   $   12,114,906        $   12,037,134
Costs of goods sold                             10,029,523            14,486,119
                                            --------------        --------------

     Gross profit (loss)                         2,085,383           (2,448,985)

Operating expenses:
     Selling                                     2,835,152             2,172,474
     General and administrative                    974,187             1,373,989
     Research and development                    1,059,660             1,197,368
                                            --------------        --------------

         Total operating expenses                4,868,999             4,743,831
                                            --------------        --------------

     Loss from operations                      (2,783,616)           (7,192,816)

Other income, net                                  281,129               349,862
                                           --------------        ---------------

     Loss before income taxes                  (2,502,487)           (6,842,954)

Income tax benefit                               (929,620)           (2,530,848)
                                            --------------        --------------

     Net loss                               $  (1,572,867)        $  (4,312,106)
                                            ==============        ==============

Loss per common and common
   equivalent share:

     Basic                                  $        (.21)        $        (.58)
                                            ==============        ==============

     Diluted                                $        (.21)        $        (.58)
                                            ==============        ==============

Weighted average number of common
   shares outstanding:

     Basic                                       7,474,871             7,472,371
                                            ==============        ==============

     Diluted                                     7,474,871             7,472,371
                                            ==============        ==============






                 See notes to consolidated financial statements

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Six Months Ending June 30,
                                                   1998                   1997
                                                  -------                -------

Net sales                                   $   30,873,609        $   29,987,845
Costs of goods sold                             23,587,341            29,178,319
                                            --------------        --------------

     Gross profit                                7,286,268               809,526

Operating expenses:
     Selling                                     5,679,177             4,987,366
     General and administrative                  2,240,244             2,430,255
     Research and development                    2,027,156             2,240,712
                                            --------------        --------------

         Total operating expenses                9,946,577             9,649,333
                                            --------------        --------------

     Loss from operations                      (2,660,309)           (8,839,807)

Other income (expense), net                       480,488                478,949
                                           --------------        ---------------

     Loss before income taxes                  (2,179,821)           (8,360,858)

Income tax benefit                               (806,534)           (3,092,472)
                                            --------------        --------------

     Net loss                               $  (1,373,287)        $  (5,268,386)
                                            ==============        ==============

Loss per common and common
   equivalent share:

     Basic                                  $        (.18)        $        (.71)
                                            ==============        ==============

     Diluted                                $        (.18)         $       (.71)
                                            ==============        ==============

Weighted average number of common
   shares outstanding:


     Basic                                       7,473,683             7,465,084
                                            ==============        ==============

     Diluted                                     7,473,683             7,465,084
                                            ==============        ==============



                 See notes to consolidated financial statements

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Six Months Ending June 30,
                                                   1998                  1997
                                                  ------                ------
Cash flows from operating activities:
     Net loss                                $ (1,373,287)         $ (5,268,386)
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
           Depreciation and amortization           498,913               437,068
           Deferred income taxes                 (126,159)                 1,319
      Changes in assets and liabilities:
         Accounts receivable                     5,747,728            10,783,856
        Inventories                              2,171,700             5,851,026
        Refundable income taxes                  3,498,777           (2,225,096)
        Prepaid expenses and other assets         (10,486)               279,877
        Accounts payable and accrued expenses  (5,058,566)           (5,309,145)
        Tax benefit from exercise of
          non-qualified stock options                  809                78,675

         Net cash provided by
          operating activities                   5,349,429             4,629,194
                                             -------------         -------------

Cash flows from investing activity:
     Purchases of property, plant
      and equipment                              (271,073)             (417,522)
                                            -------------         --------------

       Net cash used in
        investing activity                       (271,073)             (417,522)
                                           --------------         --------------

Cash flows from financing activity:
     Proceeds from exercise
      of stock options                              20,312               204,232
                                             -------------         -------------

       Net cash provided by
        financing activity                          20,312               204,232
                                             -------------         -------------

Net increase in cash
 and cash equivalents                            5,098,668             4,415,904

Cash and cash equivalents,
 beginning of period                            11,281,337             9,172,186
                                             -------------          ------------

Cash and cash equivalents,
 end of period                              $   16,380,005         $  13,588,090
                                             =============        ==============


Supplemental disclosures of cash flow information:

    Cash paid during the year for:

      Interest                              $            0         $           0
                                             =============         =============
      Income taxes                                       0                     0
                                             =============         =============

                 See notes to consolidated financial statements

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.
         The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three months and six months ending June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ending June 30, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the six months ending June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)   Earnings Per Share


The reconciliation of the loss numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:




                                      Three months ending June 30,                      Six months ending June 30,

                                      1998                   1997                       1998                   1997
                                 -------------------    -------------------       --------------------    ------------------

Basic:

   Net loss                        $ (1,572,867)          $ (4,312,106)              $ (1,373,287)         $ (5,268,386)
                                   =============          =============              =============         =============

Weighted average shares
   outstanding                         7,474,871              7,472,371                  7,473,683             7,465,084
                                       =========              =========                  =========             =========

Net loss per share
                                           (.21)                  (.58)                      (.18)                 (.71)
                                           =====                  =====                      =====                 =====

Diluted:

    Net loss                       $ (1,572,867)          $ (4,312,106)              $ (1,373,287)         $ (5,268,386)
                                   =============          =============              =============         =============

Weighted average shares
   outstanding                         7,474,871              7,472,371                  7,473,683             7,465,084

Net effect of dilutive
   stock options based on
   the Treasurey stock                  -                      -                         -                      -
   method using average
   market price

Weighted average shares
   outstanding                         7,474,871              7,472,371                  7,473,683             7,465,084
                                       =========              =========                  =========             =========

Net loss per share
                                           (.21)                  (.58)                      (.18)                 (.71)
                                           =====                  =====                      =====                 =====


(3) Inventories

Inventories consist of the following:            6/30/98               12/31/97

                  Raw materials                 $5,589,481            $7,261,914
                  Work in process                1,890,649             2,542,260
                  Finished goods                 2,382,518             2,230,175
                                            --------------         -------------

                                                $9,862,648           $12,034,349
                                            ==============         =============

(4) Stock Options

Proceeds from the exercise of options granted under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the six months ending June 30, 1998, options with respect to 2,500 shares were exercised and such exercises resulted in a tax benefit to the Company of $809.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations


Results of Operations

            Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $12,114,906 and a net loss of $1,572,867 for the Company's second quarter ending June 30, 1998 compared to sales of $12,037,134 and a net loss of $4,312,106 for the second quarter ending June 30, 1997. Earnings per share improved to a loss of $0.21 for the second quarter of 1998 from a loss of $0.58 for the second quarter of 1997. Zoom's net sales for the six months ending June 30, 1998 were $30,873,609, with a net loss of $1,373,287 or $.18 per share, versus net sales of $29,987,845 and a net loss of $5,268,386 or $.71 per share for the six months ending June 30, 1997.

        Net sales for the quarter ending June 30, 1998 increased $77,772 or 0.6% from the second quarter of 1997. Net sales for the six months ending June 30, 1998 increased $885,764 or 3.0% from the first six months of 1997. The Company began introducing its V.90 standard 56K modems in February 1998, which contributed to increased total unit sales for the second quarter and for the first six months of 1998 compared to the second quarter and first six months of 1997, but was also responsible for price reductions and higher product returns for both pre-standard 56K and 33.6K modems.

       Gross margin increased to 17.2% in the second quarter of 1998 from a negative 20.3% in the second quarter of 1997. This increase reflected generally higher margins of 56K modems compared to the 33.6K modems sold in the prior year, reduced inventory obsolescence, and lower channel inventory price protection. Inventory obsolescence cost was $300,300 in the second quarter of 1998 compared to $1,430,555 in the second quarter of 1997. Channel inventory price protection was $922,194 in the second quarter of 1998 compared to $1,625,272 in the second quarter of 1997. Gross margin increased to 23.6% in the first six months of 1998 from 2.7% in the first six months of 1997. The major contributors to the six month improvement were the same as those stated for the second quarter improvement. Inventory obsolescence cost was $850,300 in the first six months of 1998 compared to $1,730,555 in the first six months of 1997. Channel inventory price protection was $1,415,186 in the first six months of 1998 compared to $2,412,523 in the first six months of 1997.

     Selling expenses during the second quarter of 1998 increased 30.5% to $2,835,152 or 23.4% of net sales from $2,172,474 or 18.0% of net sales in the second quarter of 1997. Selling expenses during the first six months of 1998 increased 14.1% to $5,679,177 or 18.4% of net sales from $4,978,365 or 16.6% of net sales in the first six months of 1997. The increase was primarily the result of increased advertising expenses, primarily in the form of cooperative advertising programs with resellers of Zoom modems.

     General and administrative expenses were $974,187 or 8.0% of net sales during the second quarter of 1998 compared to $1,373,989 or 11.4% of net sales in the second quarter of 1997. General and administrative expenses were $2,240,244 or 7.3% of net sales during the first six months of 1998 compared to $2,430,255 or 8.1% of net sales in the first six months of 1997. The decrease for both periods was primarily due to reduced expenses for personnel and bad debts.

     Research and development expenses decreased 11.5% to $1,059,660 or 8.7% of net sales during the second quarter of 1998 from $1,197,368 or 9.9% of net sales in the second quarter of 1997. Research and development expenses decreased 9.5% to $2,027,156 or 6.6% of net sales during the first six months of 1998 from $2,240,712 or 7.5% of net sales in the first six months of 1997. The decrease was primarily due to higher expenses in 1997 for government approvals.

The Company experienced a net loss of $1,572,867 during the second quarter of 1998 compared to a net loss of $4,312,106 in the second quarter of 1997. For the six month period of 1998 the Company lost $1,373,287 compared to a net loss of $5,268,386 in the first six months of 1997. The improvement for both periods was predominantly due to improved gross profit for reasons noted above.

Liquidity and Capital Resources

            Zoom ended the second quarter of 1998 with a strong balance sheet, with net book value of $39,149,620 or $5.24 per share, and cash and cash equivalents of $16,380,005. The current ratio improved during the first six months of 1998 to 12.5 from 5.4. Working capital at the end of the second quarter of 1998 was $33,946,534 compared to $35,063,562 at December 31, 1997.
The Company has available a $5,000,000 secured line of credit which expires September 30, 1998, and is currently in discussion for renewal. No significant amounts were outstanding under this line of credit as of June 30, 1998.

           Operating activities provided $5,349,429 in cash during the first six months of 1998. Cash was provided by the reduction of accounts receivable by $5,747,728, the decline of refundable income taxes of $3,498,777, and the reduction of inventories by $2,171,700. The decline in accounts receivable and inventory was due primarily to seasonal sales volume changes. The reduction of refundable income taxes resulted from the receipt by the Company of its 1997 federal tax refund. These sources of cash were partially offset by the net loss of $1,373,287 and the reduction of accounts payable and other accrued expenses of $5,058,566.

         Zoom's capital expenditures during the first six months of 1998 were $271,073, primarily for computer equipment. Although the Company does not have any significant capital commitments, it anticipates that it will continue with modest investments in equipment and facilities improvements during the year.

         During the first six months of 1998, financing activities provided the Company with $20,312 of cash proceeds from the exercise of employee stock options.

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

Year 2000 Date Conversion

         The Company has implemented a comprehensive Enterprise Resource Planning System which is fully year 2000 date compliant. The Company is in the process of implementing new systems for all remaining non mission critical computer systems. All major conversions are complete and the implementation schedule for minor systems anticipates a complete conversion prior to January 1, 2000. The Company presently believes that, with the completed conversions and anticipated conversions to new software, the year 2000 problem will not pose a significant operational problem to the Company. However, there can be no assurance that the systems of other parties upon which the Company's business also relies, including but not limited to the Company's customers and suppliers, will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those of other parties to operate or properly manage dates beyond 1999.

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

         For a number or years Zoom has purchased modem chipsets from a single supplier, Rockwell. Zoom recently decided to also purchase chipsets from Lucent Technologies, with a goal of maintaining good supply relationships with both
Rockwell and Lucent. This approach has potential strategic and tactical advantages, but also has risks including the likelihood of degrading Zoom's business relationship with Rockwell, the risk of poor execution of the transition of some products to Lucent, and other risks associated with using a new supplier and new product designs for modems that represent a significant percentage of Zoom's revenues.


"Safe Harbor" Statement under the Private Securities Litigation
 Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: overall product demand for 56K modems or the Company's V.90 standard 56K or K56flex(TM) modems, the renewal of the Company's line of credit, potential quarterly fluctuations in the Company's operating results, seasonality of sales, rapid technological change, competition, the concentration of the Company's customers, the Company's dependence upon a limited number of principal suppliers for its modem chipsets and on third-party assemblers, risks associated with inventory management, risk of product returns and price-protection, sales channel risks, risks associated with international sales, the ability of the Company to manage its growth, the Company's reliance on key employees, risks associated with proprietary technology, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  - Legal Proceedings

      No material developments



ITEM 4 - Submission of Matters to a Vote of Security Holders

           Zoom held its Annual Meeting of Shareholders on June 24, 1998. At the meeting, the shareholders approved (a) the re-election of the Board of Directors of Zoom Telephonics, Inc., (b) to amend the 1990 Stock Option Plan and (c) the appointment of KPMG Peat Marwick LLP as Zoom's independent auditors for the year ending December 31, 1998.

(a)      Election of Directors:

Nominee                    For            Against                Abstain
--------                   ---            -------                -------

Frank B.  Manning        7,069,345            0                  128,525
Peter R.  Kramer         7,069,546            0                  128,324
Bernard Furman           7,028,046            0                  129,774
J.  Ronald Woods         7,062,846            0                  130,724
L.  Lamont Gordon        7,068,546            0                  129,324


(b) Approval to amend the ZOOM Telephonics, Inc. Stock Option Plan to increase the number of shares reserved for issuance thereunder, and to extend the expiration date of the Plan from March 31, 2000 to March 31, 2008:

                           For            Against                Abstain
                           ---            -------               --------
 Approval                2,707,796        327,258                135,990


     (c) Approval of the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1998:


                           For             Against                Abstain
                           ---             -------                -------
Approval                 7,091,045          59,490                 38,145

ITEM 6 - Exhibits and reports on Form 8-K


(a)  Exhibit                       Description                              Page
     --------                      -----------                              ----
         10.1                      1990  Stock Option Plan, as amended

         27                        Financial Data  Schedule

(b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 1998

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

                                                          ZOOM TELEPHONICS, INC.


Date: August 14, 1998                By:          /s/ Frank Manning
                                         ---------------------------------------
                                         Frank B.  Manning, President



Date: August 14, 1998                By:         /s/ Robert A.  Crist
                                         ---------------------------------------
                                         Robert A.  Crist, Vice President
                                         of Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)