Form 10-Q
period 1998-09-30
ZOOM TELEPHONICS INC
filed 1998-11-12
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of November 13, 1998 was 7,474,871 shares.

                             ZOOM TELEPHONICS, INC.
                                      INDEX




Part I.  Financial Information

  Item 1.  Consolidated Balance Sheets as of September 30, 1998
               and December 31, 1997

           Consolidated Statements of Operations for the Three
               Months Ending September 30, 1998 and 1997

           Consolidated Statements of Operations for the Nine
               Months Ending September 30, 1998 and 1997

           Consolidated Statements of Cash Flows for the Nine
               Months Ending September 30, 1998 and 1997


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


  Item 6.  Exhibits and reports on Form 8-K



PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets

                                                                                           9/30/98              12/31/97
ASSETS                                                                                   (Unaudited)            (Audited)

Current assets:
     Cash and cash equivalents                                                         $  18,712,328        $  11,281,337
      Accounts receivable, net of reserves
        for doubtful accounts, returns, and allowances of
        $5,582,793 at 9/30/98 and $4,518,206 at 12/31/97                                   8,028,787           13,365,413
     Inventories                                                                           9,062,308           12,034,349
     Refundable income taxes                                                               1,096,298            3,793,963
     Deferred income taxes                                                                 2,388,189            2,388,189
     Prepaid expenses and other assets                                                       277,981              212,989
                                                                                         -----------          -----------
                         Total current assets                                             39,565,891           43,076,240

     Property and equipment, net                                                           3,668,887            3,967,767
     Goodwill                                                                              1,267,057            1,393,874
     Other non-current assets                                                                132,668               77,392
                                                                                         -----------          -----------
                                                                                         $44,634,503          $48,515,273
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                   $  6,329,055         $  6,204,370
     Accrued expenses                                                                        306,450            1,808,308
                                                                                         -----------          -----------
                         Total current liabilities                                         6,635,505            8,012,678
                                                                                         -----------          -----------
Stockholders' equity:

     Common stock, no par value; 25,000,000 shares authorized;  7,474,871 shares issued and outstanding at September 30, 1998 and 7,472,371
     at December 31, 1997                                                                 25,190,579           25,170,267
     Retained earnings                                                                    12,808,419           15,332,328
                                                                                         -----------          -----------

                           Total stockholders' equity                                     37,998,998           40,502,595
                                                                                         -----------          -----------
                                                                                         $44,634,503          $48,515,273
                                                                                         ===========          ===========



                 See notes to consolidated financial statements

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three Months Ending September 30,
                                               ---------------------------------
                                                  1998                 1997
                                               ----------           ---------
Net sales                                  $   14,465,826       $  13,010,940
Costs of goods sold                            11,167,604          11,574,428
                                            --------------       -------------

     Gross profit                               3,298,222           1,436,512

Operating expenses:
     Selling                                    2,957,122           2,891,884
     General and administrative                 1,321,849           1,256,689
     Research and development                   1,209,863             853,342
                                            --------------       -------------

         Total operating expenses               5,488,834           5,001,915
                                            --------------       -------------

     Income (loss) from operations             (2,190,612)         (3,565,403)

Other income,  net                                364,227             147,804
                                            --------------       -------------

     Income (loss) before
         income tax expense (benefit)          (1,826,385)         (3,417,599)

Income tax benefit                               (675,762)         (1,266,386)
                                            --------------        ------------

     Net income (loss)                      $  (1,150,623)       $ (2,151,213)
                                            ==============       =============

Income (loss) per common and common
   equivalent share:

     Basic                                  $        (.15)       $       (.29)
                                            ==============       =============

     Diluted                                $        (.15)       $       (.29)
                                            ==============       =============

Average common and common equivalent
   shares outstanding:

     Basic                                      7,474,871           7,472,371
                                            ==============       =============

     Diluted                                    7,474,871           7,472,371
                                            ==============       =============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Nine Months Ending September  30,
                                               ---------------------------------
                                                  1998                1997
                                               ----------           ---------
Net sales                                  $   45,339,435      $   42,998,784
Costs of goods sold                            34,754,944          40,752,747
                                            -------------         -----------

     Gross profit                              10,584,491           2,246,037

Operating expenses:
     Selling                                    8,636,299           7,870,249
     General and administrative                 3,562,093           3,686,944
     Research and development                   3,237,019           3,094,054
                                            -------------        ------------

         Total operating expenses              15,435,411          14,651,247
                                            -------------        ------------

     Income (loss) from operations             (4,850,920)        (12,405,210)

Other income, net                                 844,715             626,753
                                            -------------        ------------

     Income (loss) before income
       tax expense (benefit)                   (4,006,205)        (11,778,457)

Income tax expense (benefit)                   (1,482,296)         (4,358,858)
                                            --------------       -------------

     Net income (loss)                      $  (2,523,909)      $  (7,419,599)
                                            ==============      ==============

Income (loss) per common and common
   equivalent share:

     Basic                                  $        (.34)       $       (.99)
                                            ==============       =============

     Diluted                                $        (.34)       $       (.99)
                                            ==============       =============

Average common and common equivalent
   shares outstanding:

     Basic                                       7,474,203           7,467,540
                                             =============        ============

     Diluted                                     7,474,203           7,467,540
                                             =============        ============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ending September 30,
                                                                                        --------------------------------
                                                                                         1998                   1997
                                                                                         --------               -------

Cash flows from operating activities:
     Net loss                                                                      $  (2,523,909)           $  (7,419,599)
     Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Depreciation and amortization                                                      900,849                  732,968
      Deferred income taxes                                                                    -                    1,319
        Changes in assets and liabilities:
        Accounts receivable, net                                                       5,336,626               12,429,658
        Inventories                                                                    2,972,041                6,030,363
        Refundable income taxes                                                        2,696,856               (3,490,653)
        Prepaid expenses and other assets                                                (63,492)                (136,469)
        Accounts payable and accrued expenses                                         (1,377,173)              (4,601,747)
        Tax benefit from exercise of non-qualified
            stock options                                                                    809                   78,675
                                                                                  --------------           --------------

             Net cash provided by operating activities                                 7,942,607                3,624,515
                                                                                  --------------           --------------

Cash flows from investing activities:
     Additions to licenses                                                              (148,000)                       -
     Additions to property and equipment                                                (383,928)                (603,929)
                                                                                   --------------            -------------

             Net cash used in investing activities                                      (531,928)                (603,929)
                                                                                   --------------           --------------

Cash flows from financing activities:
      Net repayments under revolving bank line of credit                                       -                        -
      Proceeds from exercise of stock options                                             20,312                  204,232
                                                                                  --------------           --------------

             Net cash provided by financing activities                                    20,312                  204,232
                                                                                  --------------           --------------

Net increase in cash and cash equivalents                                              7,430,991                3,224,818

Cash and cash equivalents, beginning of period                                        11,281,337                9,172,186
                                                                                  --------------           --------------

Cash and cash equivalents, end of period                                          $   18,712,328           $   12,397,004
                                                                                  ==============           ==============


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

      Interest                                                                    $            -           $            -
                                                                                  ==============           ==============
      Income taxes                                                                $            -           $            -
                                                                                  ==============           ==============

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
(1) Basis of Presentation

         The accompanying unaudited consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.
         The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three months and nine months ending September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ending September 30, 1998 and 1997 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the nine months ending September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)   Earnings Per Share

The reconciliation of the loss numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                  Three months ending September 30,                  Nine months ending September 30,
                                        1998                  1997                      1998                    1997
                                  ------------------   -------------------       -------------------    ------------------
Basic:
   Net loss                         $ (1,150,623)          $ (2,151,213)             $ (2,523,909)         $ (7,419,599)
                                    =============          =============             =============         =============

Weighted average shares
   outstanding                          7,474,871              7,472,371                 7,474,203             7,467,540
                                        =========              =========                 =========             =========

Net loss per share                   $      (.15)          $       (.29)              $      (.34)         $       (.99)
                                     ============           ============              ============         =============


Diluted:

    Net loss                        $ (1,150,623)          $ (2,151,213)             $ (2,523,909)         $ (7,419,599)
                                    =============          =============             =============         =============

Weighted average shares
   outstanding                          7,474,871              7,472,371                 7,474,203             7,467,540

Net effect of dilutive stock
   options based on the
   Treasury stock method                 -                      -                         -                     -
   using average market price

Weighted average shares
   outstanding                          7,474,871              7,472,371                 7,474,203             7,467,540
                                        =========              =========                 =========             =========

Net loss per share                   $      (.15)           $      (.29)              $      (.34)         $       (.99)
                                     ============           ============              ============         =============


(3) Inventories


         Inventories consist of the following:    9/30/98               12/31/97
                                                 --------               --------
                  Raw materials                $5,113,895             $7,261,914
                  Work in process               2,733,367              2,542,260
                  Finished goods                1,215,046              2,230,175
                                              -----------             ----------

                                               $9,062,308            $12,034,349
                                              ===========            ===========



(4) Stock Options

Proceeds from the exercise of options granted under the Company's stock option plans and income tax benefits attributable to stock options exercised are credited to common stock. During the nine months ending September 30, 1998, options with respect to 2,500 shares were exercised and such exercises resulted in a tax benefit to the Company of $809.


(5) Bank Credit Facility

The Company's $5 million line of credit discussed in the 1997 10-K was scheduled for expiration on September 30, 1998. The expiration date has been extended until January 1,1999. A replacement one year $5 million line of credit is in the final stage of completion.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

           Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $14,465,826 and a net loss of $1,150,623 for the Company's third quarter ending September 30, 1998. Earnings per share improved from a loss of $0.29 for the third quarter of 1997 to a loss of $0.15 for the third quarter of 1998. Zoom's net sales for the nine months ending September 30, 1998 were $45,339,435 with a net loss of $2,523,909 or $.34 per share versus net sales of $42,998,784 and a loss of $7,419,599 or $.99 per share for the nine months ending September 30, 1997.

            Net sales for the quarter ending September 30, 1998 increased $1,454,886 or 11.2% from the third quarter of 1997. The Company had strong unit sales of V.90 standard 56K modems in the third quarter of 1998, contributing to a total modem unit sales increase of 19% versus the third quarter of 1997. Average selling prices for all modems sold declined over the same period. This decline in prices together with the accompanying price protection credits and the increased cost of consumer rebate programs reduced the dollar sales gain to the 11.2% for the quarter ending September 30, 1998. The unit sales increase was also due to the fact that the Company did a better job of meeting requested third quarter deliveries in 1998 than in 1997. As a result, ending backlog for the third quarter of 1998 was down compared to the ending backlog for the third quarter of 1997. This reduction in order backlog along with the recent loss of sales to the CompUSA account will negatively impact sales for the fourth quarter ending December 31, 1998 when compared to sales for the quarter ending December 31, 1997, though these effects may be offset by positive business developments. In the third quarter of 1998 CompUSA accounted for 5.5% of the Company's revenues.

       Net sales for the nine months ending September 30, 1998 increased $2,340,651 or 5.4% from the nine months ending September 30, 1997 as a result of strong sales of V.90 standard 56K modems.

       Gross margin increased to 22.8% in the third quarter of 1998 from 11.0% in the quarter ending September 30, 1997. For the nine months ending September 30, 1998 gross margin increased to 23.3% from 5.2% in the nine months ending September 30, 1997. Although average selling prices for modems declined year over year, the cost of materials and manufacturing costs, including obsolescence and scrap expense, declined to a greater extent, yielding increased gross margins.

      Selling expenses during the third quarter of 1998 increased 2.3% to $2,957,122 or 20.4% of net sales, from $2,891,884 or 22.2% of net sales in the third quarter of 1997. Selling expenses during the nine months ending September 30, 1998 increased 9.7% to $8,636,299 or 19.0% of net sales from $7,870,249 or
18.3% of net sales in the nine months ending September 30, 1997. The dollar increase for the nine months ending September 30, 1998 was primarily the result of increases in cooperative advertising in Zoom's direct sales channel, higher commission expenses, and added technical support personnel.

      During the three and nine month periods of 1998, General and administrative expenses were relatively unchanged from the same periods in 1997. General and administrative expenses were $1,321,849 or 9.1% of net sales during the quarter ending September 30, 1998 compared to $1,256,689 or 9.7% of net sales in the quarter ending September 30, 1997. General and administrative expenses were $3,562,093 or 7.9% of net sales during the nine months ending September 30, 1998 compared to $3,686,944 or 8.6% of net sales in the nine months ending September 30, 1997.

      Research and development expenses increased 41.7% to $1,209,863 or 8.4% of net sales during the quarter ending September 30,1998 from $853,342 or 6.6% of net sales in the quarter ending September 30, 1997. Research and development expenses increased 4.6% to $3,237,019 or 7.1% of net sales during the nine months ending September 30, 1998 from $3,094,054 or 7.2% of net sales in the nine months ending September 30, 1997. The increase in expenses was primarily due to additional personnel consistent with the broadening of the Company's non-modem and international modem product lines and the integration of Lucent Technologies modem chipsets into some of the Company's 56K modem product line.

          The Company experienced a net loss of $1,150,623 or 8.0% of net sales during the quarter ending September 30, 1998 compared to a net loss of $2,151,213 or 16.5% of net sales, in the quarter ending September 30, 1997. For the nine months ending September 30, 1998 the Company lost $2,523,909 or 5.6% of net sales, compared to a loss of $7,419,599 or 17.3% of net sales in the nine months ending September 30, 1997. The improvement was primarily due to the increase in sales and gross margins.


Liquidity and Capital Resources

            Zoom ended the third quarter of 1998 with a strong balance sheet. Working capital declined during the first nine months to $32,930,386 from $35,063,562 at December 31, 1997. The current ratio improved to 6.0 from 5.4. Cash and cash equivalents increased to $18,712,328 from $11,281,337, particularly due to a reduction in inventories and accounts receivable. In addition, the Company's has a $5 million line of credit which has an extended expiration date of January 1, 1999. The company is completing a one year renewal of this line of credit.

           Operating activities provided $7,942,607 in cash during the nine months ending September 30, 1998. Accounts receivable declined $5,336,626 due to improved days sales outstanding. Inventory declined $2,972,041 primarily as a result of the Company's actions to reduce the level of inventories and increased obsolescence and other inventory reserves. Additional sources of funds included depreciation and amortization of $900,849 and a decrease of refundable income taxes of $2,696,856. These sources of cash were partially offset by the net loss of $2,523,909, a reduction of accounts payable and accrued expenses of $1,377,173.

        Zoom's capital expenditures of $531,928 during the nine months ending September 30, 1998 included purchases of computer equipment, product licenses, production equipment, and continuing renovation of its headquarters. Although the Company does not have any significant capital commitments, it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year.

         During the nine months ending September 30, 1998, financing activities provided the Company with $20,312 from the exercise of employee and director stock options.

         The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements for at least the next twelve months. Additional financing may be needed at some point if sales increase significantly or if losses continue to be incurred.

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

Year 2000 Compliance

         The year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities.

         The Company is evaluating the year 2000 issue with respect to its financial and management information systems, its products and its suppliers. At this point in its assessment, the Company is not currently aware of any year 2000 problems that are reasonably likely to have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems.

         The Company is completing its review of its management and information systems for year 2000 compliance and has identified application software and hardware which must be upgraded to become year 2000 compliant. The Company intends to generally upgrade its management and information systems in conjunction with its upgrade to become year 2000 compliant by September 1999. The Company believes that the cost of this upgrade will be approximately $100,000 to $300,000, the majority of which will be capitalized. There is a risk that, notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, including the inability to track and timely fill orders, which could have a material adverse effect on its business, results of operations and financial condition.

         The Company has evaluated its current products and believes that they are year 2000 compliant. The Company has also undertaken a general review of modems previously sold by it that may continue to be under warranty to determine whether those products are year 2000 compliant. Based upon its preliminary assessment, the Company believes that the proper operation of its modems are not date dependent and therefore should continue to function properly on and after the year 2000. In order to assure that this is the case, the Company is seeking information from its major suppliers, particularly of its modem chipsets, to confirm that they have been year 2000 compliant. The Company has sent a year 2000 Readiness Letter/Questionnaire to its major suppliers and initial responses from the Company's chipset manufacturers have confirmed the Company's understanding that the chipsets used by the Company are not date sensitive and are therefore year 2000 compliant. However, the Company cannot assure that its chipset manufacturers will provide the Company with accurate information regarding their year 2000 compliance. Should any critical components incorporated in the Company's products fail to be year 2000 compliant, such failure could result in warranty claims and have a material adverse effect on its business, results of operations and financial condition.

         The Company's products and software are often sold to be integrated into or interface with third party equipment or software. In addition, the Company often packages its modems for retail sale with software provided by other vendors. The Company does not alter this software in any way related to the date. The Company is in the process of seeking information from its software vendors to assure that the software packaged with its products will be year 2000 compliant, and has sent a year 2000 Readiness Letter/Questionnaire toits major software suppliers. While it is possible that some of this software may be adversely affected by the year 2000, the Company is not aware of any packaged software having this problem. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company is also exposed to the risk that it could experience material shipment delays from its major component suppliers or contract assemblers or material sales delays from its major customers due to year 2000 issues relating either to their management information or production systems. The Company has inquired of these suppliers and contract assemblers in an attempt to ascertain their year 2000 readiness. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, and contract assemblers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays from its major customers due to year 2000 issues, these third parties could experience year 2000 problems that could have a material adverse effect on the Company's business, results of operations and financial condition.

         To the extent that the Company does not identify any material non-compliant year 2000 issues affecting the Company or third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.



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

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

      No material developments





ITEM 6 - Exhibits and reports on Form 8-K

         (a)  Exhibit                       Description
             ---------                    ---------------
               27                      Financial Data  Schedule

         (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 1998

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

                                           ZOOM TELEPHONICS, INC.


Date: November 13, 1998               By: /s/ Frank Manning
                                          --------------------------
                                          Frank B. Manning, President



Date: November 13, 1998               By: /s/ Robert A. Crist
                                        ----------------------------
                                      Robert A. Crist, Vice President of Finance
                                            and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)