Form 10-K
period 1998-12-31
ZOOM TELEPHONICS INC
filed 1999-04-01
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from______________to________________
                         Commission File Number 0-18672
                                     -------

                             ZOOM TELEPHONICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                     Canada
                                   04-2621506
                     (State or Other Jurisdiction of (I.R.S.
                                    Employer
               Incorporation or Organization) Identification No.)

                  207 South Street, Boston, Massachusetts 02111
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (617) 423-1072
        Securities Registered Pursuant to Section 12 (b) of the Act: None
               Securities Registered Pursuant to Section 12 (g) of
                                    the Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES  [  ]    NO [X]

The aggregate market value of the Common Stock, No Par Value, of the registrant held by non-affiliates of the registrant as of March 29, 1999 (computed by reference to the closing price of such stock on The Nasdaq National Market) was $23,116,668.

The number of shares outstanding of the registrant's Common Stock, No Par Value, as of March 29, 1999 was 7,474,871 shares.

                                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Proxy Statement for the registrant's 1999 annual meeting of shareholders to be filed with the SEC in April 1999 are incorporated by reference into Part III, Items 10-12 of this Form 10-K.

   CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HABOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

                                     PART I


ITEM 1 - BUSINESS

Overview

Zoom Telephonics, Inc. ("Zoom" or the "Company") is a Canadian holding corporation whose operations are carried out by its wholly-owned United States subsidiary, Zoom Telephonics, Inc., a Delaware corporation with its principal executive offices located at 207 South Street, Boston, Massachusetts 02111. The discussion of the business of Zoom in this report refers to the business conducted through the operations of the United States subsidiary and its other subsidiaries.

The Company is a leading designer, producer and marketer of modems and other personal computer communications products for the home and office. Modem0s link personal computers ("PCs") to the local telephone line for transmission of data, fax, voice, and video through the worldwide telephone network, and enable PC's to connect to other computers and networks, including the Internet and local area networks ("LANs").

The Company offers a broad line of modems with top data speeds of 56,000 bits per second ("bps"), available in internal, external and PCMCIA models (PCMCIA models plug into a PCMCIA- standard slot typically found in a notebook or laptop computer). Most of these modems connect to a single telephone line, but Zoom also makes the Zoom/MultiLine modem to connect up to eight telephone lines. In addition, Zoom has a number of products sold as Zoom Business Products, which typically provide the link between users of a corporate LAN and remote users or the Internet.

The Company also has a line of Integrated Services Digital Network ("ISDN") products, which can transmit and receive simultaneously up to 128,000 bps. Zoom has a broad line of internal and external modems and ISDN products with interfaces appropriate to North America, Europe, and many other countries throughout the rest of the world.

In December 1998 Zoom began shipping the first models in its ZoomAir tm line of wireless products. These products connect a notebook or desktop computer to another computer or an existing LAN without wires, currently providing a 2 megabits per second ("mbps") data rate using the 802.11 DSSS, a wireless data communications standard running at 2.4 gigahertz. Zoom currently ships network interface cards that plug into either a PCMCIA or LAN ISA (standard desktop computer) slot. Another product, ZoomAir Access Point Software, connects wireless and wired networks together, provides network ID security, and allows wired and wireless network users to concurrently share a single Internet connection.

Zoom also ships a line of live-motion full-color video cameras. One model interfaces to the PC through a Universal Serial Bus ("USB") port, and a second model interfaces the PC through a parallel port. A third model plugs into either a specialized video capture card included with the camera, or into modems either bundled with the camera or sold separately.

Zoom's objective is to build upon its position as a leading supplier of modems and to capitalize on a number of current and emerging trends in computer connectivity, including Internet access, higher data rates, video telephony, and alternatives to traditional wired local area networks. The Company believes that the Zoom name is widely recognized and associated with high performance per dollar, breadth of product line and product innovation.


Industry Background

Demand for PC communications products and services has grown significantly. The Company believes that this growth has been driven by a variety of factors including (i) the popularity of the Internet and on-line services such as America Online, the Microsoft Network, and Prodigy, (ii) the growing installed base of PCs, (iii) a significant increase in the use of PCs for remote access to corporate networks, and (iv) advances in technology, which have improved the functionality of the PC as a means of transferring, capturing and manipulating data-intensive information, including graphic images and voice. These trends have resulted in substantial growth of modem unit sales, both for new PCs as bundled peripherals and for the installed base of PCs, as upgrades and first-time purchases. Substantially all modems sold for PCs are now faxmodems (modems that have the ability to send and receive faxes), and many modems have enhanced voice capabilities and other enhanced extra features.

The rapid expansion of on-line services and the Internet has greatly increased the utility of PCs by making a multitude of information resources available to PC users. Modems are commonly used to remotely access these resources. As the transfer of large text files and data-intensive images (like those on the World Wide Web) become more pervasive, high data transmission speeds and other advanced modem features also become increasingly important to PC users.

Worldwide PC shipments continue to grow, and industry sources estimate that over 200 million PCs are installed worldwide. Currently 56K modems are often bundled with a new PC, particularly in North America. However, some of the installed PCs either have no modem or have a modem with a speed below 56K. Thus there should continue to be substantial demand for modems either for bundling into a new PC or for after-market sales. This is particularly true since the V.90 56K standard was set recently, in 1998. The Company believes that modems will continue to achieve increasing penetration of the PC installed base as applications requiring data connectivity proliferate.

The growing use of PCs outside the traditional office setting has also increased the demand for modems that enable users to remotely access corporate networks, the Internet and other PCs. In addition, notebook computers have become one of the fastest growing segments of the PC market.

Advances in modem technology and lower modem prices have created rapid growth in the installed base of modems. As a result, the high-volume segment of the market has shifted from modems with a maximum speed of 2400 bps in 1987, to 33,600 bps in 1996 and 1997, to 56,000 bps in 1998. Modems with high data speeds require less time to transmit text files and graphics, thereby reducing phone call costs and facilitating the use of data-intensive applications like World Wide Web browsing and remote access to corporate networks. Other technological advances that are increasing the use of modems in personal computing include new voice-related capabilities, video telephony, and electronic mail. For example, voice modems can provide answering machine, voice mail and other voice-related functions by digitizing incoming voice signals for storage in a computer and by retrieving stored voice and sending it through the telephone network to a remote person or computer. As another example, video telephony enables the transmission of still or moving color images, either exclusively through the dial-up telephone network or through the Internet. Advances in computer software are also stimulating demand for modems with faster speeds and greater functionality. For example, Microsoft's Windows 95 and Windows 98 include remote access, faxing and internet access capabilities that can only be used with a modem or other wide area networking devices.

The demand for faster speeds and increased modem functionality is expected to drive sales of new generations of modems in the future, including Digital Subscriber Line ("DSL") and cable modems, both as upgrades and as peripherals bundled with new PCs.

Zoom Strategy

Zoom focuses on the sale and development of PC communications products tailored to its channels of distribution, including high-volume retailers, distributors, personal computer manufacturers, and other OEMs. The Company believes that the Zoom name is associated with high performance per dollar, breadth of product line, broad distribution, and product innovation. The Company's objective is to build upon its position as a leading supplier of modems and to capitalize on a number of current and emerging trends in computer connectivity, including Internet access, higher data rates, video telephony, and alternatives to traditional wired local area networks.
The Company's strategy includes the following key elements:

Build Upon and Exploit Brand Equity. Zoom has a widely recognized brand name and established channels of high-volume retailer, distributor and OEM customers who buy the Company's products. The Company believes that its success has been due in part to (i) offering its customers a broad range of products that provide high performance per dollar, (ii) supporting the installed base of its modems with multiple technical support options, (iii) promoting its products through cooperative advertising with its retailer customers, and (iv) designing attractive and informative packaging for its products. Personal Technology Research reports that in January 1999 Zoom brand modems had the second most retail shelf space for modems in North America. The Company intends to continue to enhance its brand equity by further expanding its marketing channels and by broadening its product offerings through its established sales channels.

Introduce Innovative PC Communications Products. Zoom seeks to identify new high-volume opportunities for PC communications, to develop competitively priced leading-edge products to address these opportunities, and to build upon and exploit its brand equity by delivering these products quickly and effectively through its established sales channels. The Company was one of the first high-volume producers of faxmodems, voice faxmodems, and video-capture-enabled faxmodems. The Company also produces innovative ISDN products, multi-line business communications products, wireless LAN products, and video products, and expects to continue to broaden its product offerings.

Outsource Chipset Technology. Zoom pursues a strategy of outsourcing rather than internally developing its chipsets, which are application-specific integrated circuits that form the technology base for its modems and certain other products. By outsourcing the chipset technology, the Company is able to concentrate its research and development resources on system design, leverage the extensive research and development capabilities of its chipset suppliers, and reduce its development time and associated costs and risks. The Company buys modem chipsets exclusively from the two highest-volume modem chipset manufacturers, Lucent Technologies and Conexant Systems, Inc. (formerly Rockwell). These companies have significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development. Integrated circuit product areas covered by one or both companies include modems, DSL, cable modems, home phoneline networking, and video. Similarly, Zoom buys chipsets from Harris Semi-Conductor for its ZoomAir wireless network interface cards.

Maintain Low Costs. Zoom continually seeks ways to improve its product designs and manufacturing approach in order to reduce its costs. The Company outsources aspects of its manufacturing to contract assemblers in Mexico and mainland China as a means of reducing its labor costs and capital expenditures, and of providing the Company with flexibility in its capacity planning.

Expand International Sales. Zoom introduced its first modems in selected Western European countries in 1993. During 1995 the Company also received approvals and began shipping its first modems for the Japanese market. The Company now sells its products in 52 countries. The Company's international sales (excluding sales to OEMs) have increased from 8% of net sales in 1994 to 22% of net sales in 1998. The Company plans to continue to expand its international product line and distribution network, and is seeking regulatory approvals for the sale of its products in additional international markets.

     Expand OEM Sales. Zoom continues to target the OEM market as a significant opportunity for growth and diversification, particularly for PC-bus and embedded modems and for wireless LAN products. In addition, Zoom sometimes sells packaged modems private-labeled for its customers and channels.

Explore Acquisitions. Zoom acquired the products and certain other assets of Tribe Computer Works ("Tribe") in mid-1996, and in March 1999 has recently acquired certain product lines and assets from Hayes Microcomputers Products, Inc. Zoom continues to consider acquisitions of businesses, products or technologies complementary to the Company's business. The Company believes that appropriate acquisitions can reduce the development risk associated with new product offerings, and that the Company can leverage its brand equity and existing sales channels to enhance the value of these acquisitions. There can be no assurance that any of these explorations will lead to an acquisition or that any acquisitions, if made, will be successful.

Products

Zoom's products link personal computers through the telephone network and connected networks, enabling remote access to on-line services, the Internet, corporate computer networks, and other computers. The Company offers a broad line of modems with top data transmission speeds of 56,000 bps. Soon after the
V.90 standard for 56K was set in early 1998, Zoom began shipping Dualmodetm 56K modems able to automatically connect to either a V.90 or K56flex central site. The Company also ships internal and external ISDN products. Starting with its acquisition of Tribe in 1996, the Company began shipping business products that provide remote users access to the resources of a LAN, and connect users of the LAN to the Internet and to remote LANs and computers. The Company also makes other related business products, including a series of multi-line modems and a hub for AppleTalk networks. In addition, since late 1997 the Company has introduced a line of full-color live-motion video camera and related products. In December 1998 Zoom began shipping the ZoomAir line of wireless local area network products.

Zoom has a broad line of modems with top data speeds of 56,000 bps, available in internal, external and PCMCIA models. The internal modems are designed primarily for installation in IBM PC-compatibles. The external modems are designed to work with any terminal or computer, including IBM PC-compatibles, the Macintosh and other computers. The Company's external models include desktop and multi-line modems that have up to eight modems in a compact enclosure. The PCMCIA modems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, the Company's modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phonelines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Pre-standard K56flextm and x2tm 56K modems began shipping in the second quarter of 1997, and Zoom's first 56K modems supported K56flex. In February 1998 a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. This standard is neither K56flex nor x2, but instead incorporates technical features of each. V.90 enables Zoom's V.90 modems to connect to interoperable V.90 central sites, including sites using central site equipment made by 3Com, an x2 supporter. Similarly, V.90 enables
3Com's V.90 modems to connect to inter-operable V.90 central sites using equipment made by Ascend, Cisco, Microcom, Shiva, and other central site manufacturers who initially backed K56flex. V.90 is now widely deployed, though there is still some equipment that incorporates only K56flex or x2. Zoom has successfully transitioned its 56K product line to Dualmode modems designed to connect to either K56flex or V.90 central sites, to provide flexibility to Zoom's customers.

Modem Product Features. The following sets forth some of the key features incorporated in one or more of the Company's modems:

     ZoomGuardtm. ZoomGuard represents the protective circuitry added to Zoom's modems to improve their ability to withstand the effects of lightning striking a phoneline to which the modem is connected. Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval.

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

     Caller ID. Caller ID is a service offered by telephone companies that provides the incoming caller's phone number, and in some cases the caller's name, through the incoming ring signal. A modem's Caller ID capability allows a PC to recognize, display and store this information. For example, Caller ID information can be tied to a database to display detailed information about the caller.

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

     Plug & Play. Microsoft's Windows 95 and Windows 98 support Plug & Play, a standard that is intended to allow the installation of Plug & Play-compatible peripherals like modems with limited hardware configuration by the end-user. Cellular-ready PCMCIA Modems. Some of the
Company's modems include a cellular-ready feature that allows the modem to be plugged into a cellular phone for wireless communication of fax and data.

International Modems. Most foreign countries have their own telecommunications standards and regulatory approval requirements for sales of communications products such as those offered by Zoom. As a result, the introduction of new products into international markets can be costly and time-consuming. In 1993 the Company introduced its first modem approved for selected Western European countries, and since then the Company has continued to expand its product offerings internationally. The Company has received regulatory approvals for, and is currently selling modems in a number of countries, including Australia, Austria, Belgium, Denmark, Finland, France, Germany, Hungary, India, Ireland, Italy, Japan, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. The Company intends to continue to expand and enhance its product line for its existing markets and to seek approvals for the sale of its products in new countries throughout the world. In 1998 the European community adopted the CTR 21 standard for interconnection of products to the telephone network, and this has significantly simplified the approval process for the 15 European Union countries plus Bulgaria, Iceland, Israel, Norway, Switzerland, and Turkey currently accepting the CTR 21 standard.

ISDN Products. Zoom has a family of modems for ISDN communications. ISDN is an increasingly available telephone service that allows existing phone lines to be used to transmit data digitally. ISDN service permits much higher data transmission rates than conventional analog telephone service. Basic ISDN service typically provides two 64,000 bps channels and one 16,000 bps channel. The higher rates of data transmission achievable with ISDN can be particularly attractive for data-intensive applications such as the transmission of graphics and video images, World Wide Web browsing, or video telephony. In February 1997 Zoom shipped its first ISDN product, the Zoom/ISDN Duo, an internal PC-compatible card that supports use of the ISDN line for analog modem, fax, or voice communications; and also supports analog modem, fax, or voice communications over an analog phoneline. In 1998 Zoom began shipping external ISDN products for the North American and international markets. In addition, Zoom continues to integrate ISDN capability into some of its new LAN-oriented business products.

Multi-line Modems. In 1996 Zoom began shipping a family of multi-line modems targeted for local area network fax and data server applications, computer bulletin boards, multi-line voice mail, and other applications. The Zoom/MultiLine products hold up to eight voice faxmodems in one small external case that includes status indicators for each modem.

Wireless LAN Products. In December 1998 Zoom began shipping the first models in its ZoomAirtm line of wireless local area network products. These products connect a notebook or desktop computer to another computer or an existing local area network without wires, currently providing a 2 megabits per second ("mbps") data rate using the 802.11 DSSS standard running at 2.4 gigahertz. Zoom currently ships network interface cards that plug into either a PCMCIA or ISA slot. Another product, ZoomAir Access Point Software, connects wireless and wired networks together, provides network ID security, and allows wired and wireless network users to concurrently share a single Internet connection.

Remote Access, SOHO Router, and Internet Gateway Products. Zoom has a significant R&D effort aimed at development of business products that provide remote users access to the resources of a LAN, and connect the users of the LAN to the Internet and to remote LANs and computers. Some of these products incorporate technology acquired from Tribe Computer Works in 1996. In 1997 Zoom extended the product line to include support for Windows, to incorporate analog modem and leased line options, and to add new features. Zoom plans to continue to expand this product line, with some models that include DSL, cable modem, and wireless LAN capabilities.

Full-color Live-motion Cameras and Other Video Products. In late 1997 Zoom shipped the Zoom/Video Cam, a full-color live-motion camera. This camera can plug into an included ISA capture card or into the video jack built into a number of ISA-bus internal modems approved for sale in North America and in a large number of other countries. The Zoom/Video Cam can be used for video phone calls, video conferences, video mail, and still image capture. In 1998 Zoom continued to introduce video products, including a bundle that includes a 56K video-ready modem and the Zoom/Video Cam, a parallel-port camera, and a USB camera. Zoom expects the demand for video products will grow due to a number of factors including improved video technology, higher data communications bandwidth, faster PCs, and improved video-related software.

Dialers. The Company shipped its first telephone dialer, the Demon Dialer(R), in 1981; and in 1983 began shipping the Hotshot(TM) dialer. As the dialer market shrank, due to equal access, the Company focused on modems and other peripherals for the personal computer market. The Company has begun shipping a new generation of dialers incorporating proprietary technology. Dailer products currently represent under 1% of Zoom's sales, but may become more important in the future.

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

During 1998 Best Buy Co., Inc. and Ingram Micro, Inc. accounted for 19.7% and and 13.6% respectively, of Zoom's net sales. A significant reduction in sales to these customers could have a material adverse effect on the Company's business.

High-volume Retailers. In the United States, Zoom reaches the PC retail market primarily through high-volume retailers. The Company's extensive United States retail distribution network includes Best Buy, CDW, Fry's, Future Shop, J&R, MEI Micro Center, Micro Warehouse, Office Depot, PC Connection, and Staples. Personal Technology Research reported that in January 1999 the Zoom had the second greatest amount of retail shelf space for modems in North America.

Distributors. Zoom sells significant quantities of modems through distributors, who often sell to corporate accounts, value-added resellers and other channels that are generally not served by the Company's high-volume retailers. The Company's North American distributors include Ingram Micro, and Tech Data.

OEMs. The Company's OEM customers sell the Company's products under their own name or incorporate the Company's products as a component of their pre-packaged systems, typically a PC. In addition, the Company's packaging design capability enables the Company to respond to an OEM's need for customized or generic products and packaging. The Company is responsive to the needs of personal computer manufacturers including on-time delivery of high-quality cost-effective products that are supported by strong documentation of the products and the products' quality.

International Channels. In international markets, Zoom sells its products primarily through independent distributors and retailers. The Company's international distributors include Actebis, California Computer, Criterium, Ingram Micro, Northamber, Pouliadis Associates Corp., TrCom, UMD, Veracomp, and Yutron Tech. The Company's major European high-volume retailers include Compustore, Dixons/PC World, Fnac, Multirama, Oneway, Simply Computers, Staples UK, Tandy, Tempo Stores, and Vobis. The Company's international net sales (including sales to OEMs located outside the United States) have grown from 8% in 1994 to 22% in 1998. The Company believes that its continued sales growth outside of the United States will require substantial additional investments of resources for product design and testing, regulatory approvals, production, marketing and tailoring of instruction manuals, packaging, and software development for various foreign languages. The Company's international sales are also subject to risks generally associated with international sales, including United States and international regulatory requirements and policy changes, political and economic instability, currency exchange fluctuations, inventory management, accounts receivable collection, the management of distributors or representatives, tariff regulations and seasonality of sales.

Sales, Marketing and Support

In North America the Company sells its Zoom-brand products primarily through commissioned independent sales representatives managed and supported by the Company's own staff. For Western Europe, the Company's Munich office provides sales administration and public relations services for Western Europe as well as sales outreach for Spain, Greece, and Scandinavia. The Company has also established sales offices in Belgium to service Holland and Belgium, in Germany, and in the United Kingdom to service the UK and Irish markets. The Company works with an independent representative for sales and support in France and Italy. Warehousing, customs clearance, shipping, and invoicing for Europe are now primarily done under contract with Road Air, an unaffiliated specialist in these services located in Holland. Technical support for Europe is handled by Zoom's distributors and under contract with an independent company that specializes in technical support in the UK. For countries outside North America and Europe, the Company's in-house staff typically works directly with country-specific distributors. The Company's worldwide OEM sales are primarily handled by Zoom's Boston-based staff, who are at times assisted by Zoom's sales staff or commissioned sales representatives. (See note 14 to Consolidated Financial Statements.)

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

Zoom seeks to develop quality products that are user-friendly and require minimal support. The Company supports its claims of quality with warranties of one to seven years, depending upon the product. To address the needs of those end-users of the Company's products who require assistance, the Company has an in-house staff of technical specialists who provide telephone support six days per week and also employs an independent technical support team in the United Kingdom that supports the Company's European products five day per week. Zoom's technical support specialists also maintain a bulletin board and a home page on the World Wide Web, forums on America Online and CompuServe, and a fax-back service.

Research and Development

The Company's research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products, and reducing production costs. The Company has developed close collaborative relationships with certain of its OEM customers and component suppliers, who work with the Company to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, the Company purchases modem and other chipsets that incorporate sophisticated technology, thereby eliminating the need for the Company to develop this technology in-house. As of March 25, 1999 the Company had 52 employees engaged primarily in research and development. This research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing. During 1996, 1997, and 1998 the Company expended $2.9 million, $4.2 million and $4.4 million, respectively, on research and development activities.

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

The Company's products include a large number of parts, most of which are available from multiple sources with varying lead times. However, there are only a limited number of suppliers of modem chipsets, the most critical component of the Company's modems. Currently Lucent and Conexant are the Company's only modem chipset suppliers. Due to capacity constraints, the Company has experienced delays in receiving shipments of modem chipsets in the past, and the Company may experience such delays in the future. Moreover, there can be no assurance that either supplier will, in the future, sell chipsets to the Company in quantities sufficient to meet the Company's needs. An interruption in a modem chipset supplier's ability to deliver chipsets, a failure of the Company's suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, or any other adverse change in the Company's relationship with modem chipset suppliers would have a material adverse effect on the Company's results of operations.

Competition

The PC communications products industry is intensely competitive and characterized by rapid technological advances and emerging industry standards, resulting in constant pricing pressures. These changes result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. The failure of the Company to keep pace with technological advances would adversely affect the Company's competitive position and results of operations.

The Company's primary competitors include 3Com, Action Tec, Best Data, Boca Research, Creative Labs Diamond Multimedia, GVC, NewCom, and Viking. Some of the Company's competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than the Company. In addition, the difficult modem environment during the past 30 months has caused a period of consolidation that has possible benefits, but also has risks.

The Company's products compete on the basis of product features, price, quality, reliability, brand name recognition, product breadth and shelf space, developed sales channels, product documentation, product warranties, and technical support and service. The Company believes that it is competitive in each of these areas. However, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect the Company's ability to compete successfully in the future.

Products recently introduced by certain other companies include DSL and cable modems that can transmit data and other information at significantly faster speeds than analog modems such as those sold by the Company. These products, however, are generally more expensive than analog modems and cannot be used with conventional telephone service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. It is likely that if these types of modems reach the high market volume suited to Zoom's business and marketing channels, that the Company will seek to introduce appropriate modems. There can be no assurance that the Company will develop these modems on a timely basis, if at all, or that once developed, these modems will compete effectively.

Intellectual Property Rights

Zoom relies primarily on a combination of copyrights, trademarks, trade secrets and patents to protect its proprietary rights. The Company has trademarks and copyrights for its firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. The Company also has three patents and one pending patent application in the United States. The issued patents, which expire in 2011, 2013 and 2013, respectively, generally relate to modem distinctive ring, use of a modem as a scanner, and modified ringback answering capabilities. There can be no assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to the Company, or that the validity of a patent will not be challenged. Moreover, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop comparable or superior technologies.

Zoom licenses certain technologies used in its products, typically bundled software, on a non-exclusive basis. In addition the Company purchases modem chipsets that incorporate sophisticated modem technology from Lucent and Conexant. Zoom has received, and may receive in the future, infringement claims from third parties relating to the Company's products and technologies. The Company investigates the validity of these claims and, if it believes the claims have merit, responds through licensing or other appropriate actions. Certain of these past claims have related to technology included in modem chipsets and the Company forwarded these claims to the appropriate vendor. If the Company or its component manufacturers were unable to license necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it. See Item 3 - LEGAL PROCEEDINGS.

Government Regulation

All of the Company's North American products are required to meet United States and Canadian government regulations, including regulations of the United States Federal Communication Commission ("FCC") and Industry Canada, which regulate equipment, such as modems, that connects to the public telephone network. The FCC also regulates electromagnetic radiation emissions. For each of the Company's products sold in most foreign countries, specific regulatory approvals must be obtained for such matters as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements and electromagnetic radiation and susceptibility requirements. The Company has received regulatory approvals for certain modems in Australia, Austria, Belgium, Bulgaria, China, Cypress, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, South Korea, Spain, Srilanka, Sweden, Switzerland, Turkey, and the United Kingdom. The Company expects to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of the Company's products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. The Company cannot predict what impact, if any, such changes may have upon its business.

Backlog

The Company's backlog at March 25, 1999 and March 25, 1998 was $1.6 million and $2.7 million, respectively, most of which was for delivery of products within 120 days or less. Orders included in backlog generally may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net sales for any future period.

Employees

As of December 31, 1998 Zoom had 323 full-time employees (including employees hired on a temporary basis). Of this total, 44 were engaged in research and development, 164 were involved in purchasing, assembly, packaging, shipping and quality control, 62 were engaged in sales, marketing and technical support, and the remaining 32 performed accounting, administrative, management information systems, and executive functions. The Company's temporary employees were comprised of 21 individuals at December 31, 1998. Most of these temporary employees were employed in manufacturing. None of the Company's employees are represented by a labor union.

Subsequent Event

In March 1999, the Company entered into a series of separate agreements to purchase various assets, licenses, and inventory from Hayes Microcomputer Products, Inc. Hayes engaged in the business of design, manufacture, and support of computer communications products for business, government, and consumers worldwide. On October 9, 1998 Hayes filed for reorganization under Chapter 11 of the United States Bankruptcy Code, Case No. 98-2276 through 98-2281, in the United States Bankruptcy Court ("the Court"). The Company has paid approximately $5.0 million in aggregate for all of the assets of Hayes Microcomputer Products Inc. Europe Region, product and rights for the American modem business, ADSL and cable modem equipment, and some inventory.

On March 19, 1999 the Court filed the Company's acceptance for the American modem business, completing the majority of the purchases. At this time the proceedings are ongoing and the Company is involved in the bidding for some remaining assets. The purchases are not subject to any financing and are being paid for through the Company's cash balances. The Company intends to continue production, sales, and support of most of the more popular Hayes modems under the Hayes name. The acquisition will be accounted for as a purchase.

Executive Officers Of The Registrant

The names of the current executive officers of Zoom, and certain biographical information furnished by them, are set forth below:

      Name            Age           Position with Zoom
 -----------------    ---   -------------------------------------

 Frank B. Manning      50  Chief Executive Officer, President and
                           Chairman of the Board
 Peter R. Kramer       47  Executive Vice President and Director
 Robert A. Crist       55  Vice President of Finance and Chief Financial Officer
 Terry J. Manning      47  Vice President of Sales and Marketing
 Dean N. Panagopoulos  41  Vice President of Information Systems
 Deena Randall         45  Vice President of Operations
 Dana Whitney          36  Vice President of Engineering and Network Products


Frank B. Manning is a co-founder of the Company and has been President, Chief Executive Officer, and a Director of the Company since May 1977, and Chairman of the Board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Since 1993 Mr. Manning has been a director of MicroTouch Systems, a NASDAQ-listed leader in touchscreen technology. Since 1998 Mr. Manning has also been a director of the Massachusetts Technology Development Corporation, which invests in seed and early-stage technology companies in Massachusetts.

Peter R. Kramer is a co-founder of the Company and has been Executive Vice President and a Director of the Company since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975.

Robert A. Crist joined Zoom in July 1997 as Vice President of Finance and Chief Financial Officer. From April 1992 until joining the company, Mr. Crist served in various capacities at Wang Laboratories, Inc., a computer software and services company, including Chief Financial Officer for the Software Business. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation and its predecessor Burroughs Corporation, both computer hardware and services companies, including Assistant Corporate Controller, Corporate Director of Business Planning and Analysis, Corporate Manufacturing & Engineering Controller, Computer Systems and Networking Controller, and Semiconductor Business Controller. Mr. Crist earned his BA degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

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

ITEM 2 - PROPERTIES

Zoom currently occupies approximately 48,000 square feet of two adjacent buildings with a total of approximately 72,000 square feet at 201 and 207 South Street, Boston, Massachusetts. These buildings were purchased by the Company in April 1993 and currently serve as the corporate headquarters. In August 1996, the Company entered into a five year lease for a 77,428 square foot manufacturing and warehousing facility at 655 Summer Street, Boston, MA. At the end of the initial lease term, the Company has an option to extend the lease for an additional five year term.

ITEM 3 - LEGAL PROCEEDINGS

On March 21, 1996, James A. Storer and REFAC International, Ltd., a company engaged in the business of acquiring and licensing patents, filed a complaint in the United States District Court, District of Massachusetts, naming Hayes Microcomputer Products, Inc. and the Company as defendants in a patent lawsuit. The complaint alleged that the V.42 bis international telecommunications standard for data compression in computer modems is covered by a patent owned by the plaintiffs, and the defendants' modems that incorporate this standard infringe the patent. The complaint sought to permanently enjoin the defendants from infringing the patent and monetary damages for past infringement, and REFAC had offered to negotiate a royalty for licensing the patent. The Company believed that the alleged infringement involved technology incorporated in chipsets provided to it from Rockwell International. By an agreement dated July 12, 1996 Rockwell International agreed, subject to certain conditions, to assume defense of and indemnify Zoom against the action.

On April 22, 1998 a stipulation of dismissal with prejudice was filed by the Company in the United States District Court, District of Massachusetts; on April 23, 1998 the Court entered judgement pursuant to the stipulation and the case was marked closed. No damages were aseesed against the company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ZOOM." The following table sets forth, for the periods indicated, the high and low sale prices per share of Common Stock, as reported by the Nasdaq National Market.

Fiscal Year Ending December 31, 1997
                                                         High          Low
                                                         ----          ---

           First Quarter...........................   $ 10.625       $ 8.375
           Second Quarter..........................      8.750         6.500
           Third Quarter...........................      8.250         7.000
           Fourth Quarter..........................      7.625         5.125


Fiscal Year Ending December 31, 1998

           First Quarter...........................   $  9.625       $ 6.563
           Second Quarter..........................      8.750         5.813
           Third Quarter...........................      6.750         3.125
           Fourth Quarter..........................      8.625         2.250


As of March 29, 1999, there were approximately 336 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

Not applicable.


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

ITEM 6 - SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The statement of operations data for the years ending December 31, 1996, 1997, and 1998 and the balance sheet data as of December 31, 1997 and 1998 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are included elsewhere in this report. The statement of operations data of the Company for the years ending December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994, 1995, and 1996 have been derived from consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP and are not included in this report. This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                   Years Ending December 31,
                                               ----------------------------------------------------------------
                                                    1994          1995       1996         1997         1998
                                                    ----          ----       ----         ----         ----
                                                                       (In thousands)
Statement of Operations Data:
Net sales.................................       $ 68,180     $  96,997   $ 100,195    $ 64,478     $ 61,364
Cost of goods sold........................         53,875        73,402      79,803      56,298       44,651
                                                   ------        -------     ------      ------       ------
     Gross profit.........................         14,305        23,595      20,392       8,180       16,713
Operating expenses:
       Selling............................          6,573         9,023      10,216      11,103       11,801
       General and administrative.........          1,776         2,840       3,674       4,957        4,976
       Research and development...........          1,250         1,835       2,940       4,182        4,449
                                                    -----         ------      -----       -----        -----
       Total operating expenses...........          9,599        13,698      16,830      20,242       21,226
                                                    -----        -------     ------      ------       ------
     Operating income (loss) .............          4,706         9,897       3,562     (12,062)      (4,513)
Other income (expense) net ...............            (75)         (33)         293         741        1,074
                                                      ---          ----         ---         ---        -----
     Income (loss) before income taxes....          4,631         9,864       3,855     (11,321)      (3,439)
Income tax expense (benefit)..............          1,817         3,800       1,375      (4,189)      (1,287)
                                                    -----         -----       -----      -------      -------
     Net income (loss)....................          2,814         6,064       2,480      (7,132)      (2,152)
                                                    =====         ======      =====      =======      =======

Income (loss) per common and common equivalent share:
     Basic................................     $      0.47   $     1.00 $             $   (0.95)     $ (0.29)
                                                      ====         ====                   ======     ========
                                                                               0.35
     Diluted..............................     $      0.47   $     0.98 $             $   (0.95)     $ (0.29)
                                                      ====         ====                   ======     ========
                                                                               0.35

Weighted average common and common equivalent shares:
     Basic................................          6,010         6,075       7,068       7,469        7,474
     Diluted..............................          6,014         6,173       7,162       7,469        7,474


                                                                       At December 31,

                                              ----------------------------------------------------------------
                                                                 1995                       1997
                                                                 ----                       ----
                                              1994                      1996                      1998
                                              ------                    -----                     ----
                                                                      (In thousands)
Balance Sheet Data:
Working capital                                 $ 17,146     $  24,135    $  41,557  $  35,064    $  33,376
Total assets                                      26,816        49,595       56,782      48,515       43,560
Long-term debt                                                                   -                         -
                                                       -             -                        -
Total stockholders' equity                        19,303        27,274       47,355      40,503       38,425

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTs OF OPERATIONS

Overview

Zoom was established in 1977, and initially produced and marketed speed dialers and other specialty telephone accessories. The Company shipped its first modem in 1983 and its first faxmodem in 1990. Sales of faxmodems and related products now comprise substantially all of the Company's revenues. The Company sells its products both domestically and internationally through high-volume retailers and distributors, and to PC manufacturers and other OEMs.

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

The market for faxmodems has been characterized by rapid technological change, frequent product introductions, evolving industry requirements and short product life cycles. When component costs drop and competitive and enhanced products become available, the Company's products are susceptible to price decreases. The Company has a policy of offering price protection to certain of its retailer and distributor customers for some or all of their on-hand inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price and the Company's reduced price. In 1996, 1997 and 1998 the Company's results of operations were adversely affected by reductions in prices which resulted in relatively high charges for price protection. The impact of price reductions is mitigated by the Company's introduction of new products, the adoption of lower-cost technologies and product designs, and the implementation of other measures to reduce its manufacturing and other costs.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                                 Years Ending December 31,
                                                                             --------------------------------
                                                                             1996          1997          1998
                                                                             ----          ----          ----
Net sales.....................................................              100.0%        100.0%        100.0%
Cost of goods sold............................................               79.7          87.3          72.8
                                                                             ----          ----          ----
    Gross profit..............................................               20.3          12.7          27.2
Operating expenses:
    Selling...................................................               10.2          17.2          19.2
    General and administration................................                3.7           7.7           8.1
    Research and development..................................                2.9           6.5           7.2
                                                                              ---           ---           ---
    Total operating expenses..................................               16.8          31.4          34.5
                                                                             ----          ----          ----
Operating income (loss).......................................                3.5         (18.7)         (7.3)
     Other income (expense), net..............................                0.3           1.1           1.7
                                                                              ---           ---           ---
Income before income taxes....................................                3.8         (17.6)         (5.6)
     Income tax expense                                                       1.3          (6.5)         (2.1)
                                                                              ---          -----         -----
(benefit)................................................
Net income (loss).............................................                2.5%        (11.1)%        (3.5)%
                                                                              ===         ======         =====

Year Ending December 31, 1998 Compared to Year Ending December 31, 1997

Net Sales. Net sales decreased 5.0% to $61.4 million in 1998 from $64.5 million in 1997. Unit sales of modems in 1998 increased 7.3% over 1997, but the average selling price for modems declined by more than 10%. In 1998 as compared to 1997, the Company's sales to retailers and distributors in the United States decreased by 6.0% to $42.8 million and the Company's worldwide sales to OEM customers decreased by 9% to $5.2 million. The Company's international sales to retailers and distributors held constant at $13.4 million in 1998 and 1997.

Gross Profit. Gross profit as a percentage of net sales increased to 27.2% in 1998 from 12.7% in 1997. Although average selling prices for modems declined year over year, the cost of materials and manufacturing costs, including obsolescence and scrap expense, declined to a greater extent, yielding increased gross margins. In addition, channel price protection was less of a negative impact on gross profit in 1998 than in 1997. Gross profit for 1998 included the favorable impact of advantageously negotiated purchases of modem materials. These purchases continued in the first quarter of 1999. The impact of these favorable purchases is expected to be realized as units are sold during 1999. The net impact in gross margin in 1999 is unclear because of expected continued erosion of analog modem selling prices.

Selling Expenses. Selling expenses increased 6.3% to $11.8 million or 19.2% of net sales in 1998 from $11.1 million or 17.2% of net sales in 1997. The dollar increase was primarily the result of increases in advertising and promotions in Zoom's direct sales channel, added technical support personnel and services, and increased commission expenses.

General and Administrative Expenses. General and administrative expenses were relatively unchanged from 1997 to 1998. General and administrative expenses were $5.0 million or 8.1% of net sales in 1998 compared to $5.0 million or 7.7% of net sales in 1997. Lower personnel costs and bad debt expenses were offset by increased legal expenses.

Research and Development Expenses. Research and development expenses increased 6.4% to $4.5 million or 7.3% of net sales in 1998 from $4.2 million or 6.5% of net sales in 1997. The increase in expenses was primarily due to additional personnel consistent with the broadening of the Company's non-modem and international modem product lines and the integration of Lucent Technologies modem chipsets into some of the Company's 56K modem product line. Amortization of licenses and higher costs for recruiting and consulting increased in 1998 while the costs of foreign and domestic government approvals decreased.

Interest Income. Net interest income increased to $840,044 in 1998 from a net interest income of $503,680 in 1997. The increase was the result of the Company's higher average cash balances and higher interest rates during 1998 compared to 1997.

Other Income Net. Other income and non-interest income decreased slightly to $233,979 in 1998 from $237,273 in
1997.

Provision for Income Taxes. The Company's effective tax rate remained unchanged from 1997 at approximately 37.0%.


Year Ending December 31, 1997 Compared to Year Ending December 31, 1996

Net Sales. Net sales decreased 35.6% to $64.5 million in 1997 from $100.2 million in 1996. The availability of pre-standard 56K modems reduced 33.6K unit volumes and average selling prices. The lack of a standard for 56K and the slow deployment of central sites compatible with the Company's K56flex 56K modems caused low sales of 56K modems until late in 1997. The result was an overall reduction in unit volumes and average selling prices. The decline in average selling prices was further exacerbated by severe price competition and a decline in modem chipset prices. The Company experienced decreases in net sales in all of its sales channels. North American non-OEM sales decreased 26.0% to $45.4 million in 1997, non-OEM sales outside North America decreased 28.0% to $13.4 million, and worldwide OEM sales decreased 70.0% to $5.7 million.

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

General and Administrative Expenses. General and administrative expenses increased 35.0% to $4.9 million or 7.7% of net sales in 1997 from $3.7 million or 3.7% of net sales in 1996. This increase was primarily due to increased personnel expenses, bad debt expenses and foreign exchange losses.

Research and Development Expenses. Research and development expenses increased 42.0% to $4.2 million or 6.5% of net sales in 1997 from $2.9 million or 2.9% of net sales in 1996. The increase was primarily due to the addition of personnel to support the Company's development efforts in a number of new areas, including the remote access video and ISDN areas, and to costs associated with broadening the product line and international regulatory approvals.

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

Liquidity and Capital Resources

On December 31, 1998, the Company had working capital of $33.4 million, including $18.9 million in cash and investment securities. The Company also has a secured $5 million line of credit expiring October 1, 1999. No amounts were outstanding under this line of credit as of December 31, 1998. This line of credit bears interest at the bank's prime rate (7.75% on December 31, 1998). The line of credit is secured and contains certain financial and other covenants. On December 31, 1998 the Company was in full compliance with all covenants.

In 1998 the Company's net cash provided by operating activities was approximately $8.2 million. During that period inventory and accounts receivable decreased by $3.1 million and $6.1 million, respectively. The decrease in inventory was primarily due to lower sales in the fourth quarter of 1998 as compared to sales in the fourth quarter of 1997 and the Company's efforts to reduce inventory levels. The decrease in accounts receivable was primarily attributable to lower sales and improved collections in 1998 as compared to sales in 1997. These sources of cash were partially offset by the reduction of accounts payable and accrued expenses of $2.9 million, and the Company's $2.1 million net loss. In 1998 the Company also recovered approximately $3.7 million in previously paid income taxes as a result of carrying back available net operating losses.

The Company's capital expenditures in 1998 of approximately $0.7 million consisted primarily of the Company's computer hardware and software, purchases of other equipment and tooling, and continued renovations to its headquarters.

Subsequent to the year ended December 31, 1998 the Company has entered into agreements with Hayes Microcomputer Products, Inc. to purchase various assets, rights and inventory in a public bankruptcy auction for approximately $5.0 million. As of March 19, 1999 the Court has filed the acceptance of the majority of the Company's bids.
See Note 15 to the Consolidated Financial Statements.

The Company believes that its existing cash and investment securities, together with funds generated from operations and available sources of financing, will be sufficient to meet its normal working capital requirements for the foreseeable future.

Year 2000 Readiness Statement

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

The Company is evaluating the year 2000 issue with respect to its financial and management information systems, its products and its suppliers. At this point in its assessment, the Company is not currently aware of any year 2000 problems that are reasonably likely to have a material effect on the Company's business, mission critical systems, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems.

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

The Company's products and software are often sold to be integrated into or interface with third party equipment or software. In addition, the Company often packages its modems for retail sale with software provided by other vendors. The Company does not alter this software in any date sensitive way. The Company is in the process of seeking information from its software vendors to assure that the software packaged with its products will be year 2000 compliant, and has sent a year 2000 Readiness Letter/Questionnaire to its major software suppliers. While it is possible that some of this software may be adversely affected by the year 2000, the Company is not aware of any packaged software having this problem. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Other than its activities described above, the Company does not have and does not plan to develop a contingency plan to address Y2K issues. Should any unanticipated significant Y2K issues arise, the Company's failure to implement such a contingency plan could have a material adverse affect on its business, financial condition and results of operation.

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

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the euro will be complete. The Company has significant operations within the European Union and is currently preparing for the euro conversion. The euro may impact general economic conditions such as interest and foreign exchange rates within the participating countries or in other areas where the Company operates. The Company is in the process of analyzing the impact of the euro with a view to minimizing the effects on the Company's operations. The Company does not expect the costs of upgrading its systems to be material.

A portion of the Company's revenues are subject to the risks associated with international sales. Although most of the Company's product prices are denominated in the United States currency, customers in foreign countries generally evaluate purchases of products such as those sold by the Company on the purchase price expressed in the customer's currency. As a result, the impact of and economic conditions relating to the euro (including fluctuations in foreign currency exchange rates, particularly with respect to the U.S. dollar) may have a material adverse affect on the demand for the Company's products as well as on the Company's business, financial condition and results of operations.


Recently issued Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

The AICPA Accounting Standards Executive Committee recently issued Statement of Position (`SOP") 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development and purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The SOP also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The adoption of this SOP is not expected to have a material impact on the Company's consolidated financial position or results of operations.

 The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-up Activities. This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for the fiscal years beginning after December 15, 1998. The adoption of this SOP is expected to have no impact on the Company's consolidated financial position or results of operations.

ITEM 7A.

The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

Investment Rate Risk - The Company's investment portfolio includes debt instruments that are primarily United States government bonds and high grade corporate bonds of less than three years in duration. These bonds are subject to interest risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio also consists of certain commercial paper, which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ZOOM TELEPHONICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

Index to Consolidated Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1997 and 1998

Consolidated Statements of Operations for the years ending December 31, 1996, 1997 and 1998

Consolidated Statements of Changes in Stockholders' Equity for the years ending December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the years ending December 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements

Schedule II: Valuation and Qualifying Accounts for Fiscal Years Ending December 31, 1996, 1997 and 1998


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

                                                     PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Executive Officers of the Registrant" in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's definitive proxy statement for its 1999 annual meeting which will be filed with the SEC in April 1999 pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation", in the Company's definitive proxy statement for its 1999 annual meeting which will be filed with the SEC in April 1999, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 annual meeting which will be filed with the SEC in April 1999, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)        Financial Statements, Schedules and Exhibits:

       (1),(2) The financial statements and required schedules are indexed under Item 8.

       (3) Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K.(Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

           3.1 Articles of Continuance, filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K"). *

           3.2 By-Law No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the 1991 Form 10-K. *

           3.3 By-Law No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the 1991 Form 10-K. *

        **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

        **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics,
               Inc., filed as Exhibit 10.2 to the Quarterly Report on form 10-Q for the fiscal quarter ended June 30, 1996 ("the June 1996 Form 10-Q"). *

          10.3 Letter Agreement Regarding Revolving Line of Credit by and between Zoom Telephonics, Inc.and Fleet National Bank, filed as
               Exhibit 10.3 to the Annual Report on form 10-K for the fiscal year ended December 31, 1997 ("the 1997 Form 10-K"). *
          10.4 Loan Modification Agreement by and between Zoom Telephonics,Inc and Fleet National Bank, filed as Exhibit 10.4 to the 1997
               Form 10-K. *

          10.5 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q. *

          10.6 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

          10.7 Promissory Note issued by Zoom Telephonics, Inc. in favor of Fleet National Bank.

          10.8 Security Agreement between the Company and Fleet National Bank, filed as Exhibit 10.8 to the 1997 Form 10-K. *

        **10.9 Employment Agreement,filed as Exhibit 10.9 to the 1997
               Form 10-K.*

         10.10 Second Loan Modification Agreement by and between Zoom Telephonics, Inc. and Fleet National Bank.

         11.   Statement re computation of per share earnings.

         21. Subsidiaries, filed as Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. *

         23.   Consent of KPMG Peat Marwick LLP.

         27.   Financial Data Schedule.

    (b)        Reports on Form 8-K.

             No  current  reports  on Form 8-K have been  filed  during the last quarter for the period covered by this report.

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


                                             ZOOM TELEPHONICS, INC.
                                             (Registrant)


                                           By: /s/ Frank B. Manning
                                           ------------------------
                                          Frank B. Manning, President

Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Title(s)                                       Date




/s/ Frank B. Manning             Principal Executive Officer and                March 31, 1999
--------------------------
Frank  B. Manning                Chairman of the Board




/s/ Robert A. Crist              Principal Financial and Accounting Officer     March 31, 1999
-----------------------------
Robert A. Crist




/s/ Peter R. Kramer              Director                                       March 31, 1999
--------------------------
Peter R. Kramer




/s/ Bernard Furman               Director                                       March 31, 1999
Bernard Furman



/s/ L. Lamont Gordon             Director                                       March 31, 1999
--------------------------
L. Lamont Gordon



    J. Ronald Woods              Director                                       March 31, 1999
--------------------------
J. Ronald Woods

                             ZOOM TELEPHONICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE



Independent Auditors' Report Consolidated Balance Sheets as of December 31, 1997 and 1998

Consolidated Statements of Operations for the years ending December 31, 1996, 1997 and 1998

Consolidated Statements of Changes in Stockholders' Equity for the years ending December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the years ending December 31, 1996, 1997 and 1998 Notes to Consolidated Financial Statements

Schedule II: Valuation and Qualifying Accounts for Fiscal Years Ending December 31, 1996, 1997 and 1998

                                           Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Telephonics, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
February 10, 1999, except for
Note 15, which is as of March 19, 1999

                                              ZOOM TELEPHONICS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                         -----------------------------------------
     Assets                                                                       1997                    1998
     ------                                                                      -----                    ----

Current assets:
    Cash and cash equivalents                                            $  11,281,337           $   5,324,579
    Investment securities                                                                           13,529,052
                                                                              -
    Accounts receivable, net of reserves for doubtful
              accounts, returns, and allowances of
              $4,518,206 in  1997 and $5,687,751 in 1998 (note 9)           13,365,413               7,244,374
    Inventories (note 3)                                                    12,034,349               8,893,269
    Refundable income taxes                                                  3,793,963                  63,378
    Net deferred tax assets (note 8)                                         2,388,189               3,226,233
    Prepaid expenses and other current assets                                  212,989                 230,355
                                                                                 -----              ----------
             Total current assets                                           43,076,240              38,511,240
                                                                            ----------              ----------

Property, plant and equipment, net (note 4)                                  3,967,767               3,748,303
Goodwill, net of accumulated amortization of $241,039 in 1997                1,393,874               1,226,184
   and $408,728 in 1998 (note 11)
Other assets                                                                    74,668                  77,392
                                                                             ---------              ----------
              Total assets                                               $   43,560,39           $  48,515,273
                                                                             =========              ==========

     Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable                                                     $   6,204,370           $   3,326,391
    Accrued expenses                                                         1,808,308               1,808,637
                                                                             ---------               ---------
             Total current liabilities                                       8,012,678               5,135,028

Commitments and contingencies (note 5)

Stockholders' equity (note 7):
   Common stock, no par value. Authorized 25,000,000 shares;
   issued and outstanding 7,472,371 shares at December 31,
   1997 and 7,474,871 shares at December 31, 1998                           25,170,267              25,190,579
   Retained earnings                                                        15,332,328              13,180,234
   Accumulated other comprehensive income                                            -                  54,554
                                                                            ----------              ----------

             Total stockholders' equity                                  $  40,502,595           $  38,425,367
                                                                            ==========              ==========

             Total liabilities and stockholders' equity                  $  43,560,395           $  48,515,273
                                                                            ==========              ==========



See accompanying notes to consolidated financial statements.

                                              ZOOM TELEPHONICS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Years Ending December 31, 1996, 1997 and 1998

                                                                      1996                1997                1998
                                                                      ----                ----                ----
Net sales (notes 9 and 14)                                 $   100,195,021      $   64,478,457       $  61,364,385
Cost of goods sold                                              79,803,297          56,298,264          44,651,448
                                                               -----------          ----------          ----------
                    Gross profit                                20,391,724           8,180,193          16,712,937
                                                               -----------         -----------          ----------

Operating expenses:
        Selling                                                 10,215,528          11,103,437          11,800,948
        General and administrative                               3,674,134           4,956,916           4,976,433
        Research and development                                 2,940,153           4,182,220           4,449,093
                                                              ------------         -----------         -----------
                                                                16,829,815          20,242,573          21,226,474
                                                               -----------          ----------          ----------

                     Operating income (loss)                     3,561,909         (12,062,380)         (4,513,537)

Interest income                                                    233,963             503,680             840,044
Other, net                                                          58,551             237,273             233,979
                                                             -------------        ------------        ------------
                     Total other income (expense), net             292,514             740,953           1,074,023
                                                              ------------        ------------         -----------

                     Income (loss) before income taxes           3,854,423         (11,321,427)         (3,439,514)

Income tax expense (benefit) (note 8)                            1,374,501          (4,189,266)         (1,287,420)
                                                                 ---------         ------------        ------------

                     Net income (loss)                       $   2,479,922       $  (7,132,161)      $  (2,152,094)
                                                               ===========          ===========         ===========


Net income (loss) per share (note 2):
        Basic                                                $         .35       $        (.95)      $        (.29)
                                                                       ===
        Diluted                                              $         .35       $        (.95)      $        (.29)
                                                                       ===                =====               =====

Weighted average common and common equivalent shares:
        Basic                                                    7,068,314           7,468,758           7,474,371
                                                                 =========           =========           =========
        Diluted                                                  7,162,391           7,468,758           7,474,371
                                                                 =========           =========           =========




See accompanying notes to consolidated financial statements.


                                              ZOOM TELEPHONICS, INC.
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                           Accumulated
                                                                                              Other            Total
                                                  Common Stock              Retained       Comprehensive    Stockholders'
                                            Shares          Amount          Earnings          Income           Equity

Balance at December 31, 1995                 6,200,930    $   7,289,577   $  19,984,567           -         $  27,274,144


Net income                                                                    2,479,922           -             2,479,922
  Comprehensive income                                                                                          2,479,922

  Net proceeds from stock offering             800,000       11,573,218                                        11,573,218

Stock issuance for product
line  acquisition (note 11)                    102,641        1,590,929               -           -             1,590,929

Exercise of stock options (note 7)             343,271        2,825,543               -           -             2,825,543

Tax effect of exercises of nonqualified
    stock options (notes 7 and 8)                    -        1,611,201               -           -             1,611,201
                                         -------------------- ---------  ------------------------------------------------

Balance at December 31, 1996                 7,446,842    $  24,890,468   $  22,464,489           -         $  47,354,957

Net loss                                             -                -      (7,132,161)          -            (7,132,161)
 Comprehensive income (loss)                         -                                                         (7,132,161)
Exercise of stock options (note 7)              25,529          204,232               -           -               204,232

Tax effect of exercises of nonqualified
    stock options (notes 7 and 8)                    -          75,567                -           -                75,567
                                         --------------         ------         ---------       -------       ------------

Balance at December 31, 1997                 7,472,371    $  25,170,267   $  15,332,328                     $  40,502,595
                                                                                                        -

Net loss                                             -                      (2,152,094)                        (2,152,094)
                                                                      -                                 -
  Unrealized holding gain                            -                                             54,554          54,554

  Comprehensive income (loss)                        -                                                         (2,097,540)
                                                                      -               -                 -
Exercise of stock options (note 7)               2,500                                -                 -          20,312
                                           -----------    -------------   -------------   ---------------   -------------

Balance at December 31, 1998                 7,474,871    $  25,190,579   $  13,180,234   $        54,554   $  38,425,367
                                             =========    =============   =============   ===============   =============




See accompanying notes to consolidated financial statements.


                                              ZOOM TELEPHONICS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ending December 31, 1996, 1997 and 1998

                                                                           1996             1997               1998
                                                                           ----             ----               ----

Cash flows from operating activities:
     Net income (loss)                                        $      2,479,922    $   (7,132,161)   $    (2,152,094)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                               674,162         1,116,443          1,081,987
           Net deferred income taxes                                  (519,222)         (355,506)          (838,044)
           Changes in assets and liabilities:
               Accounts receivable                                   1,426,273         5,604,628          6,121,039
               Inventories                                           5,211,667         7,023,226          3,141,080
               Prepaid expenses and other current assets              (715,728)          400,118            (15,866)
               Refundable income taxes                              (1,219,000)       (2,574,963)         3,730,585
               Accounts payable and accrued expenses               (10,156,983)       (1,414,519)        (2,877,649)
               Income taxes payable                                   (236,493)                              -
                       -
               Tax benefit from exercise of nonqualified
                  stock options                                      1,611,201            75,567
                                                                   -----------      ------------          ---------
                    Net cash provided by (used in)
                             operating activities                   (1,444,201)        2,742,833          8,191,038
                                                                    -----------       ----------          ---------

Cash flows from investing activities:
     Purchases of investment securities                                      -                 -        (13,474,498)
-           (13,474,498)
     Purchase of certain assets of a business product line             (81,375)                -                  -
     Additions to licenses                                                   -                 -(           133,000)
     Additions to property, plant and equipment                     (1,351,670)         (837,914)          (560,610)
                                                                    ----------         ---------       -------------

                    Net cash used in investing activities           (1,433,045)         (837,914)       (14,168,108)
                                                                    -----------        -----------      ------------

Cash flows from financing activities:
     Net borrowings (repayments) under revolving
        bank line of credit (note 6)                                (2,500,000)                        -
                       -
     Net proceeds from issuance of common stock                     11,573,218                         -
                       -
     Exercise of nonqualified stock options                          2,825,543           204,232             20,312
                                                                   -----------      ------------      -------------

                    Net cash provided by financing activities       11,898,761           204,232             20,312
                                                                    ----------      ------------      -------------

Net increase (decrease) in cash and cash equivalents                 9,021,515         2,109,151         (5,956,758)
                                                                    ----------       -----------        ------------

Cash and cash equivalents at beginning of year                         150,671         9,172,186         11,281,337
                                                                   -----------       -----------         ----------

Cash and cash equivalents at end of year                      $      9,172,186    $   11,281,337     $    5,324,579
                                                                    ----------        ----------        -----------




See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                  Years Ending December 31, 1996, 1997 and 1998

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

        (b)  Principles of Consolidation
        Theconsolidated   financial  statements  include  the  accounts  of  the
           Company and its wholly-owned subsidiary, Zoom US, and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        (c)  Cash and Cash Equivalents
        TheCompany considers all investments with original maturities of less than 90 days to be cash equivalents.

        (d)  Investment Securities
        On December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for
           Certain Investments in Debt and Equity Securities." Previously, the Company's investments had maturities of less than ninety days. The Company's investment securities are classified as available-for-sale. Available-for-sale securities are stated at fair value and unrealized gains and losses are excluded from earnings, and are reported as a separate component of other comprehensive income until realized. The cost of securities sold is based on the specific identification method and interest earned is included in Other Income

         (e) Inventories
        Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

        (f)  Property, plant and equipment
        Property,   plant  and   equipment  is  stated  and  recorded  at  cost.
           Depreciation of property, plant and equipment is provided by using the straight-line method at rates sufficient to amortize the costs of the fixed assets over their estimated useful lives. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.



                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements


        (g)  Goodwill
        Goodwill resulted from the excess of cost over fair value of net assets acquired for the purchase of a product line in June 1996 and is being amortized on a straight-line basis over 10 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired product line are determined to be less than the carrying amount of goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of discounted estimated future cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. The assessment of recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.


        (h)  Income Taxes
        TheCompany  accounts  for  income  taxes  under the asset and  liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (i)  Earnings (Loss) Per Common Share
        Basic  earnings  (loss) per share is  computed  by  dividing  net income
           (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

                                               1996                           1997                         1998
                                               ----                           ----                         ----

Basic weighted
    average shares outstanding            7,068,314                      7,468,758                     7,474,371
Net effect of dilutive
    Potential common
    Shares outstanding, based
    on the treasury stock method             94,077                              -                             -
                                         ----------                  -------------                   -----------

Diluted weighted
    average shares outstanding            7,162,391                      7,468,758                     7,474,371
                                          =========                      =========                     =========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Anti-dilutive potential common shares outstanding at December 31, 1996, 1997 and 1998 were 252,786, 83,573, and 744,111 respectively.

        (j)  Revenue Recognition
        Sales are recognized upon shipment of products to customers, at which time the Company records provisions for returns, warranty and price protection.

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

        (k)   Financial Instruments
        Financial   instruments  of  the  Company   consist  of  cash  and  cash
           equivalents, investment securities, accounts receivable, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value.

        (l)  Stock Based Compensation
         The Company  applies  Accounting  Principles  Board Opinion No. 25 (APB
             25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans in the accompanying financial statements.

        (m)  Advertising Costs
        Advertising  costs are  expenses  as incurred  and  reported in selling, general, and administrative expenses in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

(3)     Inventories

        Inventories consist of the following at December 31:
                                                                   1997                   1998
                                                                   ----                   ----

           Raw materials                                  $     7,261,914        $     5,021,373
           Work in process                                      2,542,260              1,764,123
           Finished goods                                       2,230,175              2,107,773
                                                                ---------              ---------

                                                          $    12,034,349        $     8,893,269
                                                              ===========              =========

(4)     Property, Plant and Equipment

        Property, plant and equipment consists of the following at December 31:

                                                                                                       Estimated
                                                                   1997                   1998         useful lives
                                                                   ----                   ----         ------------

           Land                                           $       309,637        $       309,637            -
           Buildings and improvements                           2,097,043              2,205,439        31.5 years
           Leasehold improvements                                 470,777                470,777        5 years
           Computer hardware and software                       1,919,412              2,156,984        3 years
           Machinery and equipment                                444,126                523,971        5 years
           Molds, tools and dies                                  961,968              1,129,028        5 years
           Office furniture and fixtures                          523,936                491,673        5 years
                                                                  -------                -------
                                                                6,726,899              7,287,509

           Less accumulated depreciation                        2,759,132              3,539,206
                                                                ---------              ---------

                                                          $     3,967,767        $     3,748,303
                                                                =========              =========



                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

(5)   Lease Commitments

        In August  1996,  the  Company  entered  into a  five-year  lease  for a manufacturing and warehousing facility in Boston, Massachusetts. At the end of the initial lease term, the Company has an option to extend the lease for an additional five years at a fair market value. The Company also leases office space in Dallas, Texas. Under non-cancelable operating leases, rent expense was $275,673, $392,010 and 334,469 for the years ending December 31, 1996, 1997 and 1998, respectively. Future minimum rental payments, excluding executory costs, required under these operating leases are as follows:

                                        Year                      Total

                                        1999                $     348,426
                                        2000                      348,426
                                        2001                $     203,249


(6)      Credit Lines

        TheCompany has a secured $5 million  line of credit  expiring on October
           1, 1999. No amounts were outstanding under this line of credit at December 31, 1999 or 1998. The line of credit bears interest at the bank's prime rate (7.75% at December 31, 1998). The line of credit contains certain financial and other covenants. On December 31, 1998 the Company was in full compliance with all covenants. The Company anticipates that it will renew the line of credit prior to expiration.

(7)      Stock Option Plans

        At December 31, 1998 the Company had three stock option plans, which are described below:

        Employee Stock Option Plan
        TheEmployee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 2,800,000 shares of common stock for the granting of employee stock options. Shares of common stock were registered for issuance under the 1998 Employee Equity Incentive Stock Option Plan in accordance with the Securities Act of 1933. Under this plan, stock options shall be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price not less than the fair market value of the stock. The options are exercisable in accordance with terms specified by the Stock
           Option Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

                                                                        Number of shares           exercise price

           Balance at December 31, 1995                                      466,200                     9.54
               Granted                                                       972,850                    12.44
               Exercised                                                    (343,271)                    8.23
               Expired                                                      (526,562)                   16.37
                                                                            --------                    -----

           Balance at December 31, 1996                                      569,217                     8.29
               Granted                                                       196,650                     7.96
               Exercised                                                     (19,529)                    8.00
               Expired                                                      (144,038)                    8.81
                                                                            --------                     ----





                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

           Balance at December 31, 1997                                      602,300                     8.07
               Granted                                                       574,102                     6.53
               Exercised                                                      (2,500)                    8.12
               Expired                                                       (43,900)                    8.12
                                                                             -------                     ----

           Balance at December 31, 1998                                    1,130,002              $      8.09
                                                                           =========                     ====

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding at December 31, 1998:

                                       Options Outstanding                              Options Exercisable
                    ----------------------------------------------------------  -------------------------------------

                                    Weighted Average
     Range of          Number           Remaining          Weighted Average         Number        Weighted Average
 Exercise Prices     Outstanding    Contractual Life        Exercise Price       Exercisable       Exercise Price
$ 4.13   to $ 17.50   1,130,002           2.20             $      7.29             330,729          $     9.59
=================    ===========          ====                    ====             =======          ==============

The Company recognized a tax benefit of $1,611,201 and $75,567 in 1996 and 1997, respectively, upon the exercise of nonqualified stock options under the Employee Stock Option Plan. These benefits have been recorded as an increase to the value of common stock.

1991 Director Stock Option Plan

In 1991, the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. Under the Directors Plan, each eligible director shall automatically be granted an option to purchase 6,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 1991. The option price shall be the fair market value of the common stock on the date the option is granted. There are 198,000 shares authorized for issuance. Each option shall expire two years from the grant date. Options outstanding under this plan are as follows:

                                                                                                  Weighted average
                                                                        Number of shares           exercise price

           Balance at December 31, 1995                                       36,000              $      7.44

               Granted                                                        36,000                    13.97
               Exercised                                                     (18,000)                    7.54
               Expired                                                             -                     -
                                                                            --------                  ----

           Balance at December 31, 1996                                       54,000                    11.76
               Granted                                                        36,000                     8.69
               Exercised                                                      (6,000)                    8.00
               Expired                                                       (12,000)                    7.00
                                                                            ---------                    ----

           Balance at December 31, 1997                                       72,000              $     11.33
               Granted                                                        36,000                     6.94
               Exercised                                                           -                     -
               Expired                                                       (36,000)                   13.96
                                                                             --------                   -----

           Balance at December 31, 1998                                       72,000              $      7.41
                                                                              ======                     ====

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

The following table summarizes information about fixed stock options under the Directors Plan at December 31, 1998:

                                       Options Outstanding                              Options Exercisable
                    ----------------------------------------------------------  -------------------------------------

                                    Weighted Average
     Range of          Number           Remaining          Weighted Average         Number        Weighted Average
 Exercise Prices     Outstanding    Contractual Life        Exercise Price       Exercisable       Exercise Price

  $  6.94 to $8.69       72,000            .8  years        $     7.89              36,000          $    8.69

        1998 Employee Equity Incentive Stock Option Plan

        The1998 Employee  Equity  Incentive  Stock Option Plan (the "1998 Plan")
           was adopted to attract and retain employees and provide an incentive for them to assist Zoom Telephonics, Inc. (the "Company") to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The 1998 Plan provides for the availability of 300,00 shares of common stock for the granting of employee stock options. Under this plan, stock options may be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price determined by the Stock Option Committee. All options under this grant have been at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Stock Option Committee. Options outstanding under this plan are as follows:

                                                                       Number of shares           exercise price

Balance at December 31, 1997                                                       -            $          -
               Granted                                                        27,650                       4.13
               Exercised                                                           -                       -
               Expired                                                             -                       -
                                                                         -----------               ---------
Balance at December 31, 1998                                                  27,650            $          4.13
                                                                              ======                     ======

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding at December 31, 1998:

                                       Options Outstanding                              Options Exercisable
                    ----------------------------------------------------------  -------------------------------------

                                    Weighted Average
     Range of          Number           Remaining          Weighted Average         Number        Weighted Average
 Exercise Prices     Outstanding    Contractual Life        Exercise Price       Exercisable       Exercise Price

  $  4.13                 27,650             2.90             $         4.13               -         $         -
     ======               ======             =====                      ====            ====




                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements


At December 31, 1998, there were 1,182,950 additional shares available for grant under all three Plans. The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $4.03, $4.43, and $3.70, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 5.05%, volatility 70% and an expected life of 2.9 years; 1997 - expected dividend yield 0.0%, risk-free interest rate of 5.69%, volatility 70% and an expected life of 3.5 years; 1998 - expected dividend yield 0.00%, risk-free interest rate of 5.50%, volatility 88% and an expected life of 2.8 years.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income (loss) and basic and diluted net income
    (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                 1996                 1997                  1998
                                                                 ----                 ----                  ----

Net income (loss)                   As reported           $   2,479,922       $   (7,132,161)      $(2,152,094)
                                    Pro forma                 2,100,665           (7,718,857)       (2,883,787)

Net income (loss) per share         As reported-basic     $         .35       $        (0.95)      $      (.29)
Pro forma-basic                                                     .29                (1.03)             (.39)
                                    As reported-diluted   $         .35       $        (0.95)      $      (.29)
Pro forma-diluted                                                   .29                (1.03)             (.39)

Pro forma net income (loss)  reflects only options  granted  since January 1, 1995.  Therefore,  the full impact of calculating  compensation  cost  for  stock  options  under  SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

(8)     Income Taxes

        Income tax expense (benefit) attributable to income from operations consists of:

                                                                   Current            Deferred             Total
           Year ending December 31, 1996:
               US federal                                     $   1,632,391       $(428,502) $            1,203,889
               State and local                                      261,332            (90,720)             170,612
                                                                    -------            -------              -------

                                                              $   1,893,723       $(519,222)          $   1,374,501
                                                                  =========        ========               =========

           Year ending December 31, 1997:
               US federal                                     $  (3,842,852)      $    483,213        $  (3,359,639)
               State and local                                        9,092           (838,719)            (829,627)
                                                                      -----           --------             ---------

                                                              $  (3,833,760)      $   (355,506)      $   (4,189,266)
                                                                 ===========          ========           ===========

           Year ending December 31, 1998:
               US federal                                     $     181,609       $(1,295,053)$          (1,113,444)
               State and local                                     (630,985)           457,009             (173,976)
                                                                   --------         ----------             ---------

                                                              $    (449,376)      $   (838,044)      $   (1,287,420)
                                                                   =========          ========           ===========

           (Continued)
                                              ZOOM TELEPHONICS, INC.
                                    Notes to Consolidated Financial Statements


           Income tax expense (benefit) was $1,374,501, ($4,189,266), and ($1,287,420) for the years ending December 31, 1996, 1997 and 1998, respectively, and differed from the amounts as computed by applying the US federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                     1996               1997                 1998
                                                                     ----               ----                 ----

           Computed "expected" US tax expense (benefit)         $ 1,310,504         $ (3,849,285)        $(1,169,435)
           Increase (reduction) in income taxes resulting from:
               State and local income taxes, net of federal
                  income tax benefit                                112,604           (547,555)             (114,824)
               Tax benefit from foreign sales corp.                 (66,271)                   -                   -
               Other, net                                            17,664            207,574                (3,161)
                                                                     ------            --------            ----------

                                                                $ 1,374,501        $ (4,189,266)        $ (1,287,420)
                                                                ===========         ============           ==========


Total income tax expense (benefit) was allocated as follows:          1996                1997                1998
                                                                      ----                ----                ----


Income (loss) from operations                                $    1,374,501       $  (4,189,266)      $   (1,287,420)
Stockholders' equity, for compensation expense
               for tax purposes in excess of amounts
               recognized for financial statement purposes       (1,611,201)            (75,567)                    -
                                                                -----------            --------          --------------

                                                             $     (236,700)       $  (4,264,833)    $    (1,287,420)
                                                                  =========           ===========        ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below:

                                                                                            1997           1998
                                                                                            ----           ----
Deferred tax assets:
               Inventories, primarily non-deductible reserves                        $   541,266      $   1,186,445
               Accounts receivable, primary returns and allowances                       705,046          1,276,054
               Accrued expenses, principally provisions not
                      currently deductible                                               335,489            234,473
               Net operating loss carryforwards and credits                              714,035            316,558
               Other                                                                     118,732            212,703
                      Total current gross deferred tax assets                           2,414,568         3,226,233
                                                                                        ---------

                      Total gross deferred tax assets                               $    2,414,568   $    3,226,233
                                                                                          =========       =========

Deferred tax liability:
               Property, plant and equipment, principally due to differences in
               depreciation                                                              (26,379)                 -
                                                                                         --------    --------------

                      Net deferred tax assets                                        $   2,388,189     $3,226,233

                                                                                         =========      ==========

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Due to the fact that the Company anticipates future taxable income over periods in which the deductible temporary differences are available, the ultimate realizability of deferred tax assets for federal and state tax purposes appears more likely than not.

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

(9)     Significant Customers

        Onecustomer  accounted for  approximately  15% of net sales for the year ending December 31, 1996 and 17% of net sales for the year ending December 31, 1997. Two customers accounted for approximately 20% and 14% of net sales for the year ending December 31, 1998. At December 31, 1997, two customers comprised approximately 42% of net accounts receivable. At December 31, 1998, two customers comprised approximately 40% of net accounts receivable.

(10)    Financial Instruments

        TheCompany generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period.

        Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign gains and losses on the underlying exposures. During the years ending December 31, 1996, 1997 and 1998 foreign currency gains and losses were not material. At December 31, 1998, the Company's foreign currency-denominated net assets were not material. The Company has no involvement with derivative financial instruments.

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

(12)    Supplemental Disclosure of Cash Flow Information

                                                                              1996               1997                   1998
                                                                              ----               ----                   ----

            Cash paid during year for interest                      $       169,248     $            -           $           -
                                                                            =======        ===========               ==========

            Cash paid during year for income taxes                   $     1,873,000         $    3,650
                                                                          =========              ======           $  ==========

        During the second  quarter of 1996, the Company issued 102,641 shares of common stock to acquire certain assets of Tribe Computer Works, Inc., including inventory of $95,685 and property and equipment of $107,467. In addition, the tax effect of the exercise of stock options resulted in increases to common stock and an increase in refundable income taxes of $1,611,201 in 1996 and $75,567 in 1997. These noncash transactions have been excluded from the statement of cash flows.

(13)     Dependence on Key Suppliers

        The Company produces its products using components or subassemblies purchased from third-party suppliers. In 1996 and 1997, the Company purchased substantially all of its modem chipsets from a single supplier, Rockwell. In 1998, the Company decided to also purchase chipsets from Lucent Technologies, with a goal of maintaining good supply relationships with both Conexant (formerly Rockwell) and Lucent. This approach has potential strategic and tactical advantages, but also has risks including the likelihood of degrading Zoom's business relationship with Conexant, the risk of poor execution of the transition of some products to Lucent, and other risks associated with using a new supplier and new product designs for modems that represent a significant percentage of Zoom's revenues. An interruption in the delivery of these components could have a material adverse effect on the Company's results of operations.

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

(14)     Segment and Geographic Information

        During 1998, the Company adopted  Financial  Accounting  Standards Board
           Statement of Financial Standards No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information."" The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's domestic net sales and export sales to Europe and other locations for 1996, 1997, and 1998 were comprised as follows:

                             1996      % of Total              1997   % of Total
1998
  % of Total
                             ----      ----------              ----  ----------


North America       $     73,085,465       73%        $     52,227,550      81%
$   50,489,521       82%
Europe                    18,227,729       18%               6,447,846      10%
8%

Other                      8,881,827        9%               5,803,061       9%
 10%
                           ---------        --               ---------       --
 -------
 ---

6,264,755
Total   $     64,478,457     100%      $   61,364,385
 100%
                         ===========


(15)     Subsequent Event

        In March 1999, the Company entered into a series of separate  agreements to purchase various assets, licenses, and inventory from Hayes Microcomputer Products, Inc. Hayes engaged in the business of design, manufacture, and support of computer communications products for business, government, and consumers worldwide. On October 9, 1998 Hayes filed for reorganization under Chapter 11 of the United States Bankruptcy Code, Case No. 98-2276 through 98-2281, in the United States Bankruptcy Court ("the Court"). The Company has paid approximately $5.0 million in aggregate for all of the assets of Hayes Microcomputer Products Inc. Europe Region, product and rights for the American modem business, ADSL and cable modem equipment, and some inventory. On March 19, 1999 the Court filed the Company's acceptance for the American modem business, completing the majority of the purchases. At this time the proceedings are ongoing and the Company is involved in the bidding for some remaining assets. The purchases are not subject to any financing and are being paid for through the Company's cash balances. The Company intends to continue production, sales, and support of most of the more popular Hayes modems under the Hayes name. The acquisition will be accounted for as a purchase.

                                                   EXHIBIT INDEX
 (a)        Financial Statements, Schedules and Exhibits:

       (1),(2) The financial statements and required schedules are indexed under Item 8.

       (3) Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K.(Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

           3.1 Articles of Continuance, filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K"). *

           3.2 By-Law No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the 1991 Form 10-K. *

           3.3 By-Law No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the 1991 Form 10-K. *

        **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

        **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics,
               Inc., filed as Exhibit 10.2 to the Quarterly Report on form 10-Q for the fiscal quarter ended June 30, 1996 ("the June 1996 Form 10-Q"). *

          10.3 Letter Agreement Regarding Revolving Line of Credit by and between Zoom Telephonics, Inc.and Fleet National Bank, filed as
               Exhibit 10.3 to the Annual Report on form 10-K for the fiscal year ended December 31, 1997 ("the 1997 Form 10-K"). *

          10.4 Loan Modification Agreement by and between Zoom Telephonics,Inc and Fleet National Bank, filed as Exhibit 10.4 to the 1997
               Form 10-K. *

          10.5 Lease between Zoom Telephonics, Inc. and "E" Street Associates filed as Exhibit 10.5 to the June 1996 Form 10-Q. *

          10.6 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

          10.7 Promissory Note issued by Zoom Telephonics, Inc. in favor of Fleet National Bank.

          10.8 Security Agreement between the Company and Fleet National Bank filed as Exhibit 10.8 to the 1997 Form 10-K. *

        **10.9 Employment Agreement,filed as Exhibit 10.9 to the 1997
               Form 10-K.*

         10.10 Second Loan Modification Agreement by and between Zoom Telephonics, Inc. and Fleet National Bank.

         11.   Statement re computation of per share earnings.

         21. Subsidiaries, filed as Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. *

         23.   Consent of KPMG Peat Marwick LLP.

         27.   Financial Data Schedule.

    (b)        Reports on Form 8-K.

             No  current  reports  on Form 8-K have been  filed  during the last quarter for the period covered by this report.

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