Form 10-Q
period 1999-03-31
ZOOM TELEPHONICS INC
filed 1999-05-17
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                       or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of May 14, 1999 was 7,474,871 shares.

                           ZOOM TELEPHONICS, INC.
                                      INDEX


                                                                      Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of March 31, 1999
               and December 31, 1998                                    3

           Consolidated Statements of Operations for the Three
               Months Ending March 31, 1999 and 1998                    4

           Consolidated Statements of Cash Flows for the Three
               Months Ending March 31, 1999 and 1998                    5

           Notes to Consolidated Financial Statements               6 - 7

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations        8 - 13


Part II.   Other Information

   Item 1. Legal Proceedings                                            14

   Item 6.  Exhibits and Reports on Form 8-K                            14

            Signatures                                                  15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ZOOM TELEPHONICS, INC.
                           Consolidated Balance Sheets

                                                     3/31/99            12/31/98
ASSETS                                             (Unaudited)         (Audited)

Current assets:

 Cash and cash equivalents                        $ 4,325,345       $  5,324,579
 Investment Securities                              8,658,929         13,529,052
 Accounts receivable, net of reserves for
 doubtful accounts, returns and allowances of
 $5,670,169 at 3/31/99 and $5,687,751 at 12/31/98   6,864,383          7,244,374
 Inventories                                       14,506,483          8,893,269
 Refundable income taxes                              411,979             63,378
 Net deferred tax assets                            3,226,233          3,226,233
 Prepaid expenses and other assets                    820,295            230,355
                                                 ------------         ----------

                     Total current assets          38,814,005         38,511,240

Property and equipment, net                         4,037,071          3,748,303
Goodwill, net of accumulated amortization
  of $449,601 at 3/31/99 and $408,728 at 12/31/98   3,760,209          1,226,184
Other non-current assets                               22,084             74,668
                                                 ------------        -----------

                                                  $46,633,369       $ 43,560,395
                                                 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                               5,415,648          3,236,391
     Accrued expenses                               3,519,201          1,808,637
                                                -------------       ------------

                     Total current liabilities      8,934,849          5,135,028
                                                -------------       ------------

Stockholders' equity:

 Common stock, no par value.  25,000,000
   shares authorized;7,474,871 shares issued
   and outstanding at March 31, 1999 and
   December 31,1998                                25,190,579         25,190,579
   Retained earnings                               12,490,179         13,180,234
   Accumulated other comprehensive income              17,762             54,554
                                                -------------       ------------

                    Total stockholders' equity     37,698,520         38,425,367
                                                -------------       ------------

                                                 $ 46,633,369       $ 43,560,395

                                                =============       ============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ending March  31,
                                                  ------------------------------
                                                    1999                 1998
                                                    ----                 ----
Net sales                                       $ 11,387,407        $ 18,758,702
Costs of goods sold                                7,326,255          13,557,817
                                                -------------       ------------

     Gross profit                                  4,061,152           5,200,885

Operating expenses:
     Selling                                       2,499,399           2,844,025
     General and administrative                    1,375,255           1,266,057
     Research and development                      1,503,550             967,496
                                                -------------        -----------

         Total operating expenses                  5,378,204           5,077,578
                                                -------------        -----------

     Income (loss) from operations                (1,317,052)            123,307

Other income, net                                    278,396             199,358
                                                -------------        -----------

     Income (loss) before income taxes            (1,038,656)            322,665

Income tax expense (benefit)                        (348,601)            123,086
                                                -------------        -----------

     Net income (loss)                          $   (690,055)       $    199,579
                                                ============        ============

Income (loss) per common share:

     Basic                                      $       (.09)       $        .03
                                                ============        ============

     Diluted                                    $       (.09)       $        .03
                                                ============        ============

Weighted average number of common
   shares outstanding:

     Basic                                         7,474,871           7,472,873
                                                ============        ============

     Diluted                                       7,474,871           7,483,799
                                                ============        ============

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Three Months Ending March 31,
                                                                                          -----------------------------
                                                                                             1999                  1998
                                                                                             ----                  ----

Cash flows from operating activities:
     Net income (loss)                                                                $   (690,055)         $     199,579
     Adjustments to reconcile net income (loss)to net cash
      used in operating activities:
       Depreciation and amortization                                                        332,689               254,611
       Deferred income taxes                                                               (348,959)              123,086
      Changes in assets and liabilities:
        Accounts receivable                                                               1,910,580               784,290
        Inventories                                                                      (4,569,906)             (200,851)
        Prepaid expenses and other assets                                                  (136,363)                6,253
        Accounts payable and accrued expenses                                             1,770,811            (3,351,101)
                                                                                         -----------           -----------
             Net cash used in operating activities                                       (1,731,203)           (2,184,133)
                                                                                         -----------           -----------


Cash flows from investing activities:
      Cash paid for in the aquisition of Hayes assets                                    (5,028,479)                   -
      Cash acquired in the aquisition of Hayes assets                                     1,216,221                    -
      Sale of investment securities                                                       4,833,331                    -
      Additions to licenses                                                                 (20,000)
      Additions to property, plant and equipment                                           (269,104)             (93,935)
                                                                                      --------------        -------------
      Net cash provided by (used in)investing activity                                       731,969             (93,935)
                                                                                      --------------        -------------

Cash flows from financing activity:
     Proceeds from exercise of stock options                                                      -               20,312
                                                                                      -------------         -------------

             Net cash provided by financing activities                                            -               20,312
                                                                                      -------------         -------------

Net decrease in cash and cash equivalents                                                  (999,234)          (2,257,756)

Cash and cash equivalents, beginning of period                                            5,324,579           11,281,337
                                                                                      -------------         -------------

Cash and cash equivalents, end of period                                              $   4,325,345         $  9,023,581
                                                                                      =============         ============


Supplemental disclosures of cash flow information:

    Cash paid during the period for:

      Interest                                                                        $           -         $           -
                                                                                      =============         =============
      Income taxes                                                                                -                     -
                                                                                      =============         =============

                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

     The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

     The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three months ending March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ending March 31, 1999 and 1998 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ending March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)   Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                         Three months ending March 31,
                                          1999                  1998
                                   ------------------    -------------------
Basic:

   Net income (loss)                   $  (690,055)         $    199,579

Weighted average shares
   outstanding                           7,474,871             7,472,873
                                         ---------             ---------

Net income (loss) per share         $         (.09)      $           .03
                                         ==========            =========

Diluted:

    Net income (loss)                  $  (690,055)         $    199,579

Weighted average shares
   outstanding                           7,474,871             7,472,873

Net effect of dilutive stock
   options based on the
   Treasury stock method
   using average market price                    -                10,956

Weighted average shares
   outstanding                           7,474,871             7,483,799
                                         ---------             ---------

Net income (loss) per share         $         (.09)      $           .03
                                        ===========            =========


(3) Inventories

         Inventories consist of the following:                             3/31/99               12/31/98

                  Raw materials                                           $ 7,768,631            $ 5,021,373
                  Work in process                                           2,816,242              1,764,123
                  Finished goods                                            3,921,610              2,107,773
                                                                          -----------             ----------

                                                                         $ 14,506,483            $ 8,893,269
                                                                         ============            ===========

(4)   Acquisition

     In March 1999 the Company entered into a series of separate agreements to purchase various assets, licenses, and inventory from Hayes Microcomputer Products, Inc. ("Hayes"). Hayes engaged in the business of design, manufacture, and support of computer communications products for business, government, and consumers worldwide. On October 9, 1998 Hayes filed for reorganization under Chapter 11 of the United States Bankruptcy Code, Case No. 98-2276 through 98-2281, in the United States Bankruptcy Court ("the Court") for the District of Delaware.

     In March 1999 Zoom Telephonics acquired most of the modem assets of Hayes Corporation for $5.0 million in cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. The $5.0 million cash payment is reflected in the $13.0 million cash position and investments at 3/31/99. Currently Zoom is attempting to finalize the purchase of some of the remaining Hayes assets, including Hayes Asia Pacific. The acquisitions were accounted for as purchases. The excess of cost over fair value of net assets acquired is being amortised on a straight-line method over five years.

     The following summarizes the assets acquired and liabilities assumed in the series of transactions:


              Assets acquired:
                     Cash                                          $  1,216,221
                     Accounts receivable                              1,530,589
                     Inventory                                        1,043,307
                     Property and equipment                             560,310
                     Goodwill (excess of cost over
                      fair value of assets)                           2,574,898
                     Other assets                                       400,993
                                                                   -------------
                                                                   $  7,044,487

              Cash paid and liabilities assumed:
                     Cash paid                                         5,028,479
                     Accounts Payable                                    554,661
                     Accrued expenses                                    704,140
                     Negative Goodwill                                   757,590
                                                                   -------------
                                                                   $   7,044,487



     The negative goodwill resulted from the purchase of the Hayes U.K. business, where the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases. The negative goodwill is reflected on the Consolidated Balance Sheet as a reduction to current assets, totalling $757,590.

(5)   Comprehensive Income

     Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires all changes in equity from nonowner sources to be included in the determination of comprehensive income.

The components of comprehensive income, net of tax, are as follows:

                                         Three months ending March 31,
                                          1999                  1998
                                   ------------------    -------------------

   Net income (loss)                   $  (690,055)         $    199,579
   Net unrealized holding loss
    on investment securities               (36,792)                    -
                                       ------------         ------------
   Comprehensive income(loss)          $  (726,847)         $    199,579
                                       ============         ============

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

     Zoom Telephonics, Inc. ("Zoom" or the "Company") recorded net sales of $11,387,407 and a net loss of $690,055 for the Company's first quarter ending March 31, 1999 compared to net sales of $18,758,702 and a net income of $199,579 for the first quarter ending March 31, 1998. Earnings per share decreased to a loss of $0.09 for the first quarter of 1999 compared with earnings of $0.03 for the first quarter of 1998.

     Net sales for the quarter ending March 31, 1999 were 39.3% lower than the prior year quarter, reflecting a decrease in the average selling price of faxmodems and a decline in total units sold. Although sales of 56K modem units rose significantly, this could not offset the dramatic drop in sales of 33.6K modem units. The overall net sales decrease compared to the quarter ending March 31, 1998 was comprised of a sales decline of 43.9% in North America and a decline of 12.3% in international markets outside North America.

     Gross profit as a percentage of net sales increased to 35.7% in the quarter ending March 31, 1999 from 27.7% in the quarter ending March 31, 1998. The increase was due to the favorable impact of advantageously negotiated modem materials purchased in the second half of 1998 and the first quarter of 1999. The impact of these favorable purchases is realized when units are sold. The favorable effect is expected to continue through 1999,with a reduced impact in later quarters. The net result of this favorability in gross margin for 1999 is unclear because of expected continued erosion of analog modem selling prices. Partially offsetting the favorable material costs was an increase in overhead costs per unit due to the decline in production volume in the first quarter ending March 31, 1999 compared to the first quarter ending March 31, 1998.

     Selling expenses during the first quarter of 1999 decreased in dollar amount to $2,499,399 or 21.9% of net sales from $2,844,025 or 15.2% of net sales in the first quarter of 1998, reflecting reductions in advertising and promotions, sales commissions and shipping costs. These reductions were primarily related to the Company's lower sales volume.

     General and administrative expenses were $1,375,255 or 12.1% of net sales during the first quarter of 1999 compared to $1,266,057 or 6.7% of net sales in the first quarter of 1998. The increase was primarily due to increased legal expenses, depreciation expense and personnel costs.

     Research and development expenses increased to $1,503,550 or 13.2% of net sales during the first quarter of 1999 from $967,496 or 5.2% of net sales in the first quarter of 1998. The increase in expenses was primarily due to additional personnel consistent with the broadening of the Company's non-modem product lines.

     In March 1999 the Company acquired most of the modem assets of Hayes Microcomputer Products, Inc. ("Hayes") for $5.0 million in cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. The $5.0 million cash payment is reflected in the $13.0 million cash position and investments at 3/31/99. Currently Zoom is attempting to finalize the purchase of some of the remaining Hayes assets, including Hayes Asia Pacific for an additional purchase price of approximately $1.1 million.

     The acquisitions of the Hayes assets did not significantly impact the Company's sales and losses for the first quarter, since the acquisitions took place at the end of the quarter. During its bankruptcy proceeding, Hayes had ceased to manufacture and deliver products to customers. In addition, there were necessary delays between the bankruptcy court approval of the sale and the actual transfer of the assets. Zoom has recently restarted production of key Hayes products for the U.S. and U.K. markets. Although Zoom anticipates some revenue contribution from sales of the Hayes acquired product lines in the second quarter, the Company does not expect the full impact of those sales to be reflected until at least the third quarter of 1999. Increased expenses to be incurred in connection with the acquisitions include payroll and related expenses associated with the hiring of approximately 26 of Hayes' U.K. employees, and increased sales and marketing expenses. The Company intends to use its existing sales resources and channels to sell the Hayes products in the U.S. The net impact of the Hayes business on the Company's financial results in the second quarter of 1999 is unclear at this time.

Liquidity and Capital Resources

     Zoom ended the first quarter of 1999 with a strong balance sheet, with stockholders' equity of $37,698,520 or $5.04 book value per share, cash, cash equivalents and investments of $12,984,274, and working capital of $29,879,156. In addition, the Company has a $5 million secured line of credit. No amounts were outstanding under this line of credit as of March 31, 1999.

     Operating activities used $1,731,203 in cash during the first three months of 1999. Cash was provided by the increase of accounts payable of $1,770,811, the decline in accounts receivable of $1,910,580, and depreciation and amortization of $332,689. Cash was used by the net loss of $690,055, the increase in inventories of $4,569,906, the increase in prepaid expenses and other assets of $136,363, and the increase in deferred and refundable income taxes of $348,959. The increase in inventory is primarily attributable to the purchases of advantageously negotiated modem materials intended for use throughout 1999.

     Zoom's capital expenditures of $269,104 during the first three months of 1999 included purchases of computer equipment and continuing renovation of the Zoom headquarters. The Company does not have any significant capital commitments other than the completion of the Hayes acquisition for approximately $1.1 million, and it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year.

     During the first three months of 1999 the Company sold $4,833,331 of its investment securities in order to finance the purchase of most of the modem assets of Hayes Microcomputers Products, Inc. During the first three months of 1999 no employee stock options were exercised.

     The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements for the rest of 1999. Additional financing may be needed in the event sales increase substantially or if significant losses are incurred.


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

     The Company is completing its review of its management and information systems for year 2000 compliance and has identified application software and hardware, which must be upgraded to become year 2000 compliant. The Company intends to generally upgrade its management and information systems in conjunction with its upgrade to become year 2000 compliant by September 1999. The Company believes that the cost of this upgrade will be approximately $100,000 to $300,000, the majority of which will be capitalized. There is a risk that, notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, including the inability to track and timely fill orders, which could have a material adverse effect on its business, results of operations and financial condition.

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

     Other than its activities described above, the Company does not have and does not plan to develop a contingency plan to address year 2000 issues. Should any unanticipated significant year 2000 issues arise, the Company's failure to implement such a contingency plan could have a material adverse affect on its business, financial condition and results of operation.

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

Euro Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and the Euro. As of January 1, 2002, the transition to the Euro will be complete. The Company has significant operations within the European Union and is currently preparing for the Euro conversion. The Euro may impact general economic conditions such as interest and foreign exchange rates within the participating countries or in other areas where the Company operates. The Company is in the process of analyzing the impact of the Euro with a view to minimizing the effects on the Company's operations. The Company does not expect the costs of upgrading its systems to be material.

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

Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     The AICPA Accounting Standards Executive Committee has issued Statement of Position (`SOP") 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development and purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The SOP also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The adoption of this SOP did not have a material impact on the Company's consolidated financial position or results of operations.

     The AICPA Accounting Standards Executive Committee has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for the fiscal years beginning after December 15, 1998. The adoption of this SOP did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     Investment Rate Risk - The Company's investment portfolio includes debt instruments that are primarily United States government bonds and high grade corporate bonds of less than three years in maturity. These bonds are subject to interest risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio also consists of certain commercial paper, which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.


   "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including without limitation the financial and other contributions expected, in connection with Zoom's acquisition of the Hayes modem assets referenced in this report, Zoom's expected favorable impact from the sale of modems using materials purchased at favorable prices, Zoom's anticipation to continue to make modest investments in equipment and in improvements to its facilities during fiscal year 1999, and the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to meet normal working capital requirements for the remainder of fiscal year 1999. Actual results may be materially different than those expectations as a result of known and unknown risks, including those set forth below. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products of acquired businesses, the ability to manage geographically remote units and the potential loss of key employees of the acquired companies. Other risks relating to the forward-looking statements contained in this report, include, without limitation: significant risks and uncertainties generally applicable to modem and data communications products, such as rapid technological change and intense competition, uncertainty of new product development, early stage of development of certain data communications markets, uncertainty of market growth, and overall product demand for 56K modems; the ability to obtain additional financing, if required, at favorable terms; Zoom's dependence upon a principal supplier for its modem chipsets and on third-party assemblers; the concentration of Zoom's customers; risks of product returns and price-protection, sales channel risks and risks associated with international sales; and other risks set forth in Zoom's filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.

 PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

               No material developments in the quarter ended March 31, 1999.




ITEM 6 - Exhibits and reports on Form 8-K


            (a) Exhibit             Description                            Page
                -------             -----------                            ----
                  2.1               Asset Purchase Agreement Between
                                     Zoom Telephonics, Inc.and Hayes
                                     Microcomputer Products, Inc.
                                     Dated March 8, 1999                  16-22
                  2.2               Asset Purchase Agreement Between
                                     Zoom Telephonics, Inc.and Hayes
                                     Microcomputer Products, Inc.
                                     Dated March 29, 1999                 23-29

                27.                  Financial Data Schedule                 30


            (b) Reports on Form 8-K
                -------------------
                No reports on Form 8-K were filed by the Company during the quarter ending March 31, 1999.

                             ZOOM TELEPHONICS, INC.

                        FINANCIAL INFORMATION NOT AUDITED


The preceding financial information, with the exception of the consolidated balance sheet at December 31, 1998, has not been audited. However, in the opinion of management, all material adjustments, consisting only of normal recurring accruals necessary to present a fair statement of the results for these periods, have been reflected. The results for these periods are not necessarily indicative of the results for the full fiscal year.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ZOOM TELEPHONICS, INC.


Date: May 14, 1999                   By: /s/ Frank Manning
                                     --------------------------
                                     Frank B. Manning, President



Date: May 14, 1999                   By: /s/ Robert Crist
                                     -------------------------
                                     Robert Crist, Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)