Form 10-Q
period 1999-06-30
ZOOM TELEPHONICS INC
filed 1999-08-12
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

YES  [ X ]    NO [    ]

     The number of shares outstanding of the registrant's Common Stock, No Par Value, as of August 12, 1999 was 7,474,871 shares.

                             ZOOM TELEPHONICS, INC.

                                      INDEX

                                                                    Page

Part I. Financial Information

  Item 1. Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998                                    3

          Consolidated Statements of Operations for the Three
            Months Ending June 30, 1999 and 1998                     4

          Consolidated Statements of Operations for the Six
            Months Ending June 30, 1999 and 1998                     5

          Consolidated Statements of Cash Flows for the Six
            Months Ending June 30, 1999 and 1998                     6

          Notes to Consolidated Financial Statements             7 - 9

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10 - 15

Part II. Other Information

  Item 1. Legal Proceedings                                         16

  Item 6. Exhibits and Reports on Form 8-K                          16

          Signatures                                                17

                             ZOOM TELEPHONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            06/30/99             12/31/98

                                                           (Unaudited)          (Audited)
                                                            ---------            -------
    Assets

Current assets:

  Cash and cash equivalents                               $   4,803,526       $   5,324,579
  Investment securities                                       5,132,546          13,529,052
  Accounts receivable, net of reserves for doubtful
        accounts, returns, and allowances of $4,754,091
        at 6/30/99 and $5,687,751 at 12/31/98                 7,423,534           7,244,374

    Inventories                                              13,573,479           8,893,269
    Refundable income taxes                                     870,010              63,378
    Net deferred tax assets                                   3,226,590           3,226,233
    Prepaid expenses and other current assets                   981,929             230,355
                                                             ----------          ----------
            Total current assets                             36,011,614          38,511,240



Property, plant and equipment, net                            4,053,301           3,748,303
Goodwill, net of accumulated amortization of                  3,558,851           1,226,184
  $651,542 at 6/30/99 and $408,728 at 12/31/98

Other assets                                                     19,163              74,668
                                                             ----------          ----------


            Total assets                                  $  43,642,929       $  43,560,395
                                                             ==========          ==========


    Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable                                        $   2,252,437       $   3,326,391
  Accrued expenses                                            3,661,640           1,808,637
                                                             ----------          ----------
            Total current liabilities                     $   5,914,077       $   5,135,028


Long-term liabilities:

  Other non-current liabilities                            $     719,709       $           -
                                                             ----------          ----------


             Total liabilities                            $   6,633,786       $   5,135,028


Stockholders' equity:

  Common stock, no par value. Authorized 25,000,000
  shares; issued and outstanding 7,474,871 shares
  at June 30,  1999 and December 31, 1998                    25,190,579          25,190,579
  Retained earnings                                          11,771,241          13,180,234
  Accumulated other comprehensive income                         47,323              54,554
                                                             ----------          ----------

             Total stockholders' equity                   $  37,009,143       $  38,425,367
                                                             ----------          ----------

             Total liabilities and stockholders 'equity   $  43,642,929       $  43,560,395
                                                             ==========          ==========



          See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ending June 30,

                                                               1999                1998
                                                            -----------         -----------

Net sales                                                 $  15,837,559       $  12,114,906
Costs of goods sold                                           9,969,263          10,029,523
                                                            -----------         -----------

    Gross profit                                              5,868,296           2,085,383

Operating expenses:

    Selling                                                   3,718,456           2,835,152
    General and administrative                                1,636,341             974,187
    Research and development                                  1,806,134           1,059,660
                                                            -----------         -----------

        Total operating expenses                              7,160,931           4,868,999
                                                            -----------         -----------

    Loss from operations                                     (1,292,635)         (2,783,616)

Other income, net                                               115,666             281,129
                                                            -----------         -----------

    Loss before income taxes                                 (1,176,969)         (2,502,487)

Income tax benefit                                             (458,031)           (929,620)
                                                            -----------         -----------

    Net loss                                              $    (718,938)      $  (1,572,867)
                                                            ===========         ===========

Loss per common and common
  equivalent share:

    Basic                                                 $        (.10)      $        (.21)
                                                            ===========         ===========

    Diluted                                               $        (.10)      $        (.21)
                                                            ===========         ===========

Weighted average number of common
  shares outstanding:

    Basic                                                     7,474,871           7,474,871
                                                            ===========         ===========

    Diluted                                                   7,474,871           7,474,871
                                                             ==========         ===========


                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Six Months Ending June 30,

                                                               1999                1998
                                                            -----------         -----------

Net sales                                                 $  27,224,966       $  30,873,609
Costs of goods sold                                          17,295,518          23,587,341
                                                            -----------         -----------

    Gross profit                                              9,929,448           7,286,268

Operating expenses:

    Selling                                                   6,217,854           5,679,177
    General and administrative                                3,011,597           2,240,244
    Research and development                                  3,309,684           2,027,156
                                                            -----------         -----------

        Total operating expenses                             12,539,135           9,946,577
                                                            -----------         -----------

    Loss from operations                                     (2,609,687)         (2,660,309)

Other income, net                                               394,062             480,488
                                                            -----------         -----------

    Loss before income taxes                                 (2,215,625)         (2,179,821)

Income tax benefit                                             (806,632)           (806,534)
                                                            -----------         -----------

    Net loss                                                $(1,408,993)      $  (1,373,287)
                                                           ============        ============

Loss per common and common
  equivalent share:
    Basic                                                 $        (.19)      $        (.18)
                                                            ===========         ===========

    Diluted                                               $        (.19)      $        (.18)
                                                            ===========         ===========

Weighted average number of common
  shares outstanding:

    Basic                                                     7,474,871           7,473,683
                                                            ===========         ===========

    Diluted                                                   7,474,871           7,473,683
                                                            ===========         ===========






                             ZOOM TELEPHONICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ending June 30,

                                                                1999                1998
                                                             ----------          ----------

Cash flows from operating activities:

    Net loss                                              $  (1,408,993)      $  (1,373,287)
    Adjustments to reconcile net loss to net cash
     used in operating activities:

       Depreciation and amortization                            731,611             498,913
       Deferred income taxes                                       (357)           (126,159)
       Changes in assets and liabilities:

       Accounts receivable                                    1,423,477           5,747,728
       Inventories                                           (3,636,903)          2,171,700
       Refundable income taxes                                 (806,632)          3,498,777
       Prepaid expenses and other assets                       (317,581)            (10,486)
       Accounts payable and accrued expenses                   (479,952)         (5,058,566)

       Tax benefit from exercise of non-qualified
            stock  options                                            -                 809

            Net cash provided by (used in)
            operating activities                             (4,495,330)          5,349,429
                                                            -----------         -----------

Cash flows from investing activities:

       Cash paid for the acquisition of Hayes, net
            of cash acquired                                 (3,812,258)                  -
       Sale of investment securities                          8,324,468                   -
       Additions to licenses                                    (40,000)                  -
       Additions to property, plant and equipment              (490,690)           (271,073)
                                                            -----------         -----------

             Net cash provided by (used in)
             investing activities                             3,981,520            (271,073)
                                                            -----------         -----------

Cash flows from financing activities:

    Proceeds from exercise of stock options                           -              20,312
                                                             ----------         -----------

          Net cash provided by financing activities                   -              20,312
                                                             ----------          ----------

Effect of exchange rate changes on cash                          (7,243)                  -
                                                             ----------          ----------
          -

Net increase (decrease) in cash and cash equivalents           (521,053)          5,098,668


Cash and cash equivalents, beginning of period                5,324,579          11,281,337
                                                            -----------          ----------

Cash and cash equivalents, end of period                  $   4,803,526       $  16,380,005
                                                            ===========         ===========

Supplemental disclosures of cash flow information:

   Cash paid during the year for:

     Interest                                             $           -       $           -
                                                             ==========         ===========
     Income taxes                                         $           -       $           -
                                                             ==========         ===========


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

     The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three months and six months ending June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ending June 30, 1999 and 1998 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the six months ending June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)     Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                 Three months ending June 30,            Six months ending June 30,
                                    1999              1998                 1999               1998


                              ---------------   ---------------      ----------------   ---------------
Basic:

   Net loss                     $    (718,938)  $  (1,572,867)         $  (1,408,993)  $  (1,373,287)

Weighted average shares

  outstanding                       7,474,871       7,474,871              7,474,871       7,473,683
                                    ---------       ---------              ---------       ---------

Net loss per share              $        (.10)  $        (.21)         $        (.19)  $        (.18)
                                    =========        ========              =========       =========

Diluted:

    Net loss                    $    (718,938)  $  (1,572,867)         $  (1,408,993)  $  (1,373,287)

Weighted average shares

  outstanding                       7,474,871       7,474,871              7,474,871       7,473,683
                                    =========       =========              =========       =========

Net effect of dilutive
  stock options based on

  the Treasury stock                     -               -                      -              -
  method using average
  market price

Weighted average shares

  outstanding                       7,474,871       7,474,871              7,474,871       7,473,683
                                    =========       =========              =========       =========

Net loss per share              $        (.10)       $   (.21)             $   (.19)   $        (.18)
                                    =========       =========             =========        =========

(3)     Inventories

        Inventories consist of the following:                06/30/99            12/31/98

               Raw materials                              $   7,012,750       $   5,021,373
               Work in process                                2,359,591           1,764,123
               Finished goods                                 4,201,138           2,107,773
                                                           ------------        -----------

                                                          $  13,573,479       $   8,893,269
                                                           ============        ============

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

     In March 1999 Zoom Telephonics acquired most of the modem assets of Hayes Corporation for $5.0 million in cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. Currently Zoom is attempting to finalize the purchase of some of the remaining Hayes assets, including Hayes Asia Pacific. The acquisitions were accounted for as purchases. The excess of cost over fair value of net assets acquired is being amortized on a straight-line method over five years.

     The following summarizes the assets acquired and liabilities assumed in the series of transactions:

              Assets acquired:

                          Cash                                     $   1,216,221

                          Accounts receivable                          1,530,589
                          Inventory                                    1,043,307
                          Property and equipment                         278,479
                          Goodwill (excess of cost over fair value
                          of assets)                                   2,575,481
                          Other assets                                   400,993
                                                                       ---------
                                                                   $   7,045,070

              Liabilities assumed:

                           Cash paid                                   5,028,479
                           Accounts payable                              554,861
                           Accrued expenses                              704,140
                           Negative Goodwill - other
                            non-current liabilities                      757,590
                                                                       ---------
                                                                    $  7,045,070

     The negative goodwill resulted from the purchase of the Hayes U.K. business, where the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases. The negative goodwill is reflected on the Consolidated Balance Sheet as a reduction to current assets, totalling $757,590. The negative goodwill is being amortized on a straight-line method over five years.

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

    The components of comprehensive income, net of tax, are as follows:

                                Three months ending June 30,          Six months ending June 30,

                                -----------------------------          -----------------------------
                                  1999              1998                    1999              1998
                                -------------   -------------          -------------   -------------

 Net loss                       $    (718,938)  $  (1,572,867)         $  (1,408,993)  $  (1,373,287)

 Foreign currency
  translation adjustment               64,805               -                 64,805               -

 Net unrealized holding
  loss on investment securities       (35,245)              -                (72,037)              -
  securities

                                -------------   -------------          -------------   -------------

Comprehensive loss              $    (689,378)  $  (1,572,867)         $  (1,416,225)  $  (1,373,287)
                                =============   =============          =============   =============



      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Zoom Telephonics, Inc. ("Zoom" or the "Company") recorded net sales of $15,837,559 and a net loss of $718,938 for the Company's second quarter ending June 30, 1999 compared to net sales of $12,114,906 and a net loss of $1,572,867 for the second quarter ending June 30, 1998. Earnings per share improved to a loss of $0.10 for the second quarter of 1999 compared with a loss of $0.21 for the second quarter of 1998. Zoom's net sales for the six months ending June 30, 1999 were $27,224,966 with a net loss of $1,408,993 or $.19 per share versus net sales of $30,873,609 and a net loss of $1,373,287 or $.18 per share for the six months ending June 30, 1998.

     Net sales for the quarter ending June 30, 1999 were 31% higher than the prior year's quarter. The sales increase resulted from a 49% increase in modem unit volume partially offset by a 20% decline in average selling prices. Sales of 56K modem units rose significantly, outweighing the decline in 33.6/28.8K modem sales. The overall 31% net sales increase compared to the quarter ending June 30, 1998 was comprised of a sales increase of 17% in North America and a sales increase of 89% in markets outside North America. The sales increase for the quarter ending June 30, 1999 in markets outside of North America excluding the impact of the new Hayes European sales was 12% compared to the comparable period in the prior year.

     Net sales for the six months ending June 30, 1999 were 12% lower than the comparable period in the prior year, comprised of a sales decline of 22% in North America and a sales increase of 38% in markets outside North America. The sales in markets outside North America for the six months ending June 30, 1999 excluding the impact of the new Hayes European sales were relatively consistent with the sales for the comparable period in the prior year.

     Gross profit as a percentage of net sales increased to 37% in the quarter ending June 30, 1999 from 17% in the quarter ending June 30, 1998. Gross profit as a percentage of net sales increased to 37% in the six months ending June 30, 1999 from 24% in the six months ending June 30, 1998. The increase was due to the favorable impact of advantageously negotiated modem materials purchased in the second half of 1998 and the first half of 1999, and reduced channel price protection and customer rebates. The favorable gross margin impact of the favorable material purchases is realized when units are sold and is expected to continue through 1999, with a reduced impact in the remaining two quarters. The net result of this favorability on gross margin for the remainder of 1999 is unclear.

     Selling expenses in the second quarter of 1999 increased in dollar amount to $3,718,456 or 24% of net sales from $2,835,152 or 23% of net sales in the second quarter of 1998. Selling expenses in the first six months of 1999 increased in dollar amount to $6,217,854 or 23% of net sales from $5,679,177 or 18% of net sales in the second quarter of 1998. The dollar increase in the second quarter of 1999 compared to the second quarter of 1998 was primarily the result of the selling expenses in our new Hayes European operation and increased advertising expenses, primarily in the form of cooperative advertising programs with the resellers of Zoom modems. The dollar increase in the first six months of 1999 compared to the first six months of 1998 was primarily due to the selling expenses in our new Hayes European operation.

     General and administrative expenses were $1,636,341 or 10% of net sales in the second quarter of 1999 compared to $974,187 or 8% of net sales in the second quarter of 1998. General and administrative expenses were $3,011,597 or 11% of net sales for the six months ending June 30, 1999 compared to $2,240,244 or 7% of net sales for the six months ending June 30, 1998. The added expense was primarily due to the general and administrative expenses in our new Hayes European operation, increased legal expenses, Hayes goodwill amortization, and higher personnel costs.

     Research and development expenses increased to $1,806,134 or 11% of net sales in the second quarter of 1999 from $1,059,660 or 9% of net sales in the second quarter of 1998. Research and development expenses increased to $3,309,684 or 12% of net sales for the six months ending June 30, 1999 from $2,027,156 or 7% of net sales for the six months ending June 30, 1998. The increase in expenses was due to additional personnel and related expenses consistent with the broadening of the Company's non-modem product lines.

     The acquisition of the Hayes assets had a favorable impact on the Company's sales for the second quarter. For the quarter, Hayes product sales were approximately 10% of total net sales. Hayes had shut down its manufacturing prior to the Zoom purchase of the Hayes assets. The production of key products was restarted by Zoom in the second quarter of 1999 for European delivery, and very late in the second quarter for sales in the U.S. The net impact of the Hayes business on the Company's financial results in the second half of 1999 is unclear at this time.

Liquidity and Capital Resources

     Zoom ended the second quarter of 1999 with a strong balance sheet, with stockholders' equity of $37,009,143 or $4.95 per share, with cash, cash equivalents and investments of $9,936,072, and working capital of $30,097,537. In addition, the Company has a $5 million secured line of credit. No amounts were outstanding under this line of credit as of June 30, 1999.

     Operating activities used $4,495,330 in cash during the first six months of 1999. Cash was provided by the reduction of accounts receivable of $1,423,477. Cash was used by the net loss of $1,408,993 less $731,611 for non-cash depreciation and amortization expense, the increase in inventories of $3,636,903, the increase of deferred and refundable income taxes of $806,989, the reduction of accounts payable and accrued expenses of $479,952, and the increase in prepaid expenses and other assets of $317,581. The increase in inventory is primarily attributable to the purchases of advantageously negotiated modem materials intended for use throughout 1999, and the build-up of the production materials for the new Hayes products.

     In March 1999 the Company acquired most of the modem assets of Hayes Microcomputer Products, Inc. ("Hayes") for $5.0 million in cash. The acquisition included $1.2 million of cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Ultra, Smartmodem, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. In July 1999 Zoom finalized the purchase of some of the remaining Hayes assets, including Hayes Asia Pacific for an additional purchase price of approximately $1.1 million. With the purchase of Hayes Asia Pacific, Zoom now owns the worldwide rights to the Hayes name and the brands listed above.

     During the first six months of 1999 the Company sold $8,324,468 of its investment securities in order to finance the purchase of most of the modem assets of Hayes Microcomputers Products, Inc., and to help finance the cash used in operating activities.

     Zoom's capital expenditures of $490,690 during the first six months of 1999 included purchases of computer hardware and software, manufacturing and engineering equipment, and continuing expenditures for the renovation of the Zoom headquarters. The Company does not have any significant capital commitments and it anticipates that it will continue during the remainder of 1999 with modest investments in computer, manufacturing, and engineering equipment, and in improvements to its facilities.

     The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements for the next twelve months. Additional financing may be needed in the event sales increase substantially or if significant losses are incurred.

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

     The Company's products and software are often sold to be integrated into or interface with third party equipment or software. In addition, the Company often packages its modems for retail sale with software provided by other vendors. The Company does not alter this software in any date sensitive way. The Company is in the process of seeking information from its software vendors to assure that the software packaged with its products will be year 2000 compliant, and has sent a year 2000 Readiness Letter/Questionnaire to its major software suppliers. While it is possible that some of this software may be adversely affected by the year 2000, the Company is not aware of any packaged software having this problem. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including without limitation the financial and other contributions expected in connection with Zoom's acquisition of the Hayes modem assets referenced in this report, Zoom's expected favorable impact from the sale of modems using materials purchased at advantageous prices, Zoom's anticipation to continue to make modest investments in equipment and in improvements to its facilities during fiscal year 1999, and the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to meet normal working capital requirements for next 12 months. Actual results may be materially different than those expectations as a result of known and unknown risks, including those set forth below. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products of acquired businesses, the ability to manage geographically remote units and the potential loss of key employees of the acquired companies. Other risks relating to the forward-looking statements contained in this report, include, without limitation: significant risks and uncertainties generally applicable to modem and data communications products, such as rapid technological change and intense competition, uncertainty of new product development, early stage of development of certain data communications markets, uncertainty of market growth, and overall product demand and market prices for 56K modems; the ability to obtain additional financing, if required, at favorable terms; Zoom's dependence upon a principal supplier for its modem chipsets and on third-party assemblers; the concentration of Zoom's customers; risks of product returns and price-protection, sales channel risks and risks associated with international sales; and other risks set forth in Zoom's filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.

 PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

            No material developments in the quarter ended June 30, 1999.


ITEM 4. Submission of Matters to a Vote of Security Holders

     Zoom Telephonics, Inc. held its Annual Meeting of Shareholders on June 25, 1999. At the meeting, the shareholders approved (a) the re-election of the Board of Directors of Zoom Telephonics, Inc. and (b) the appointment of KPMG Peat Marwick LLP as Zoom's independent auditors for the year ending December 31, 1999.

        a)     Election of Directors:

        Nominee                    For        Against         Abstain

    Frank B. Manning            5,694,562          0          100,709
    Peter R. Kramer             5,699,129          0           96,142
    Bernard Furman              5,691,779          0          103,492
    J. Ronald Woods             5,672,478          0          129,793
    L. Lamont Gordon            5,674,478          0          120,793

        b) Approval of the appointment of KPMG Peat Marwick as Zoom's independent auditors for the year ending December 31, 1999:


                                   For        Against          Abstain
        Approval                5,736,683      41,136           17,452





ITEM 6. - Exhibits and reports on Form 8-K

          (a) Exhibit                 Description                     Page

                27          Financial Data Schedule                    30


          (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ending June 30, 1999.

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

                                         ZOOM TELEPHONICS, INC.

Date: August 12, 1999            By:       /s/ Frank Manning
                                    -----------------------------------------
                                    Frank B. Manning, President

Date: August 12, 1999            By:       /s/ Robert Crist
                                    -----------------------------------------
                                    Robert Crist, Vice President of Finance
                                          and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)