Form 10-Q
period 1999-09-30
ZOOM TELEPHONICS INC
filed 1999-11-15
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                       or

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

YES  [ X ]    NO [    ]

     The number of shares outstanding of the registrant's Common Stock, No Par Value, as of October 11, 1999 was 7,479,731 shares.

                                    ZOOM TELEPHONICS, INC.
                                            INDEX


                                                                         Page

Part I. Financial Information

  Item 1. Consolidated Balance Sheets as of  September 30, 1999
            and December 31, 1998                                            3

          Consolidated Statements of Operations for the Three
            Months Ending September 30, 1999 and 1998                        4

          Consolidated Statements of Operations for the Nine
            Months Ending September 30, 1999 and 1998                        5

          Consolidated Statements of Cash Flows for the Nine
            Months Ending September 30, 1999 and 1998                        6

          Notes to Consolidated Financial Statements                     7 - 9

  Item 2. Managements Discussion and Analysis of
            Financial Condition and Results of Operations              10 - 15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        17


Part II.  Other Information

  Item 1. Legal Proceedings                                                 17

  Item 6. Exhibits and Reports on Form 8-K                                  17

          Signatures                                                        18



                                    ZOOM TELEPHONICS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                 09/30/99            12/31/98
                                                               (Unaudited)           (Audited)
                                                              -------------       -------------
   Assets

Current assets:
  Cash and cash equivalents                                   $   5,864,873       $   5,324,579
  Investment securities                                           3,970,086          13,529,052
  Accounts receivable, net of reserves for doubtful
        accounts, returns, and allowances of
        $4,878,606 at 9/30/99 and $5,687,751 at 12/31/98         10,025,850           7,244,374
  Inventories                                                    11,316,926           8,893,269
  Refundable income taxes                                           594,369              63,378
  Net deferred tax assets                                         3,215,336           3,226,233
  Prepaid expenses and other current assets                         725,436             230,355
                                                              -------------       -------------
            Total current assets                                 35,712,876          38,511,240
                                                              -------------       -------------

Property, plant and equipment, net                                4,072,481           3,748,303
Goodwill, net of accumulated amortization of $790,153             4,520,241           1,226,184
  at 9/30/99 and $408,728 at 12/31/98
Other assets                                                          6,662              74,668
                                                              -------------       -------------
            Total assets                                      $  44,312,260       $  43,560,395
                                                              =============       =============

    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $   3,894,534       $   3,326,391
  Accrued expenses                                                2,699,384           1,808,637
                                                              -------------       -------------
            Total current liabilities                             6,593,918           5,135,028

Long-term liabilities:
  Other non-current liabilities                                     681,745                -
                                                              -------------       -------------
            Total liabilities                                     7,275,663           5,135,028

Stockholders' equity:
  Common stock, no par value. Authorized 25,000,000
  shares; issued and outstanding 7,479,371 shares at
  September 30, 1999 and 7,474,871 shares at December
  31, 1998                                                       25,213,614          25,190,579
  Retained earnings                                              11,870,669          13,180,234
  Accumulated other comprehensive income                            (47,686)             54,554
                                                              -------------       -------------
             Total stockholders' equity                          37,036,597          38,425,367
                                                              -------------       -------------
             Total liabilities and stockholders' equity       $  44,312,260       $  43,560,395
                                                              =============       =============


See accompanying notes to consolidated financial statements.


                             ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Operations
                                         (Unaudited)

                                                             Three Months Ending September 30,
                                                                   1999               1998
                                                              -------------       -------------
Net sales                                                     $  18,195,655       $  14,465,826
Costs of goods sold                                              11,114,653          11,167,604
                                                              -------------       -------------

    Gross profit                                                  7,081,002           3,298,222

Operating expenses:
    Selling                                                       3,641,433           2,957,122
    General and administrative                                    1,619,574           1,321,847
    Research and development                                      1,546,310           1,209,865
                                                              -------------       -------------

        Total operating expenses                                  6,807,317           5,488,834
                                                              -------------       -------------

    Income (loss) from operations                                   273,685          (2,190,612)

Other income, net                                                    96,784             364,226
                                                              -------------       -------------

    Income (loss) before income taxes                               370,469          (1,826,386)

Income tax (benefit) expense                                        275,641            (675,762)
                                                              -------------       -------------

    Net income (loss)                                         $      94,828       $  (1,150,624)
                                                              =============       =============

Earnings (loss) per share:

    Basic                                                     $        0.01       $       (0.15)
                                                              =============       =============

    Diluted                                                   $        0.01       $       (0.15)
                                                              =============       =============
Weighted average number of common
  shares outstanding:

    Basic                                                         7,475,018           7,474,871
                                                              =============       =============

    Diluted                                                       7,541,438           7,474,871
                                                              =============       =============

See accompanying notes to consolidated financial statements.



                                    ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Operations
                                         (Unaudited)



                                                             Nine Months Ending September 30,
                                                                   1999               1998
                                                              -------------       -------------
Net sales                                                     $  45,420,621       $  45,339,435
Costs of goods sold                                              28,410,171          34,754,944
                                                              -------------       -------------

    Gross profit                                                 17,010,450          10,584,491

Operating expenses:
    Selling                                                       9,859,287           8,636,299
    General and administrative                                    4,626,571           3,562,092
    Research and development                                      4,855,994           3,237,020
                                                              -------------       -------------

        Total operating expenses                                 19,341,852          15,435,411
                                                              -------------       -------------

    Loss from operations                                         (2,331,402)         (4,850,920)

Other income, net                                                   490,846             844,714
                                                              -------------       -------------

    Loss before income taxes                                     (1,840,556)         (4,006,206)

Income tax benefit                                                 (530,991)         (1,482,296)
                                                              -------------       -------------

    Net loss                                                  $  (1,309,565)      $  (2,523,910)
                                                              =============       =============
Loss per share:

    Basic                                                     $       (0.18)      $       (0.34)
                                                              =============       =============

    Diluted                                                   $       (0.18)      $       (0.34)
                                                              =============       =============
Weighted average number of common
  shares outstanding:

    Basic                                                         7,474,920           7,474,203
                                                              =============       =============

    Diluted                                                       7,474,920           7,474,203
                                                              =============       =============

See accompanying notes to consolidated financial statements.


                                    ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                               Nine Months Ending September 30,
                                                                   1999                 1998
                                                              -------------       -------------
Cash flows from operating activities:
     Net loss                                                 $  (1,309,565)      $  (2,523,910)
     Adjustments to reconcile net loss to net cash
         Used in operating activities:
     Depreciation and amortization                                1,050,197             900,849
     Deferred income taxes                                           10,897                -
     Changes in assets and liabilities:
         Accounts receivable                                     (1,178,115)          5,336,627
         Inventories                                             (1,366,535)          2,972,041
         Refundable income taxes                                   (530,991)          2,696,856
         Prepaid expenses and other assets                          (55,989)            (63,492)
         Accounts payable and accrued expenses                      131,215          (1,377,173)
         Tax benefit from exercise of non-qualified
              Stock options                                           2,645                 809
                                                              -------------       -------------

         Net cash provided by (used in) operating activities     (3,246,241)          7,942,607
                                                              -------------       -------------

Cash flows from investing activities:
     Cash paid for the acquisition of Hayes, net of cash
          acquired                                               (4,912,258)               -
     Sale of investment securities                                9,481,963                -
     Additions to licenses                                          (40,000)           (148,000)
     Additions to property, plant and equipment                    (715,225)           (383,928)
                                                              -------------       -------------

         Net cash provided by (used in) investing activities      3,814,480            (531,928)
                                                              -------------       -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                         20,390              20,312
                                                              -------------       -------------

         Net cash provided by financing activities                   20,390              20,312
                                                              -------------       -------------

Effect of exchange rate changes on cash                             (48,335)               -
                                                              -------------       -------------

Net increase in cash and cash equivalents                           540,294           7,430,991

Cash and cash equivalents, beginning of period                    5,324,579          11,281,337
                                                              -------------       -------------

Cash and cash equivalents, end of period                      $   5,864,873       $  18,712,328
                                                              =============       =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                               $           0       $           0
                                                              =============       =============

       Income taxes                                           $           0       $           0
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

     The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three months and nine months ending September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ending September 30, 1999 and 1998 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the nine months ending September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)     Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net income (loss) is as follows:

                              Three months ending September 30,      Nine months ending September 30,
                                    1999              1998                 1999               1998
                              ---------------   ---------------      ----------------   ---------------
    Basic:

    Net income (loss)         $        94,828   $    (1,150,624)     $     (1,309,565)  $    (2,523,910)

    Weighted average shares
      outstanding                   7,475,018         7,474,871             7,474,920         7,474,203
                              ---------------   ---------------      ----------------   ---------------
    Net income (loss)
      per share               $           .01   $          (.15)     $           (.18)  $          (.34)
                              ===============   ===============      ================   ===============
    Diluted:

    Net income (loss)         $        94,828   $    (1,150,624)     $     (1,309,565)  $    (2,523,910)

    Weighted average shares
      outstanding                   7,475,018         7,474,871             7,474,920         7,474,203
                              ===============   ===============      ================   ===============
    Net effect of dilutive
      stock options based on
      the treasury stock
      method using average
      market price                     66,420                  -                     -                 -

    Weighted average shares
      outstanding                   7,541,438         7,474,871             7,474,920         7,474,203
                              ===============  ================     ================   ================
    Net income (loss)
      per share               $           .01   $          (.15)     $           (.18)        $    (.34)
                              ================  ================     ================   ================

(3)     Inventories

        Inventories consist of the following:                    09/30/99            12/31/98
                                                              -------------       -------------
               Raw materials                                  $   5,006,871       $   5,021,373
               Work in process                                    2,368,994           1,764,123
               Finished goods                                     3,941,061           2,107,773
                                                              -------------       -------------

                                                              $  11,316,926       $   8,893,269
                                                              =============       =============



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

     In March 1999 Zoom Telephonics acquired most of the modem assets of Hayes Corporation for $5.0 million in cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. In July 1999 the Company finalized the purchase of Hayes Asia Pacific for $1.1 million in cash. The acquisitions were accounted for as purchases. The excess of cost over fair value of net assets acquired is being amortized on a straight-line method over five years.

     The following summarizes the assets acquired and liabilities assumed in the series of transactions:

              Assets acquired:
                          Cash                                      $ 1,216,221
                          Accounts receivable                         1,530,589
                          Inventory                                   1,043,307
                          Property and equipment                        278,479
                          Goodwill (excess of cost over fair value
                          of assets)                                  3,675,481
                          Other assets                                  400,993
                                                                    -----------
                                                                    $ 8,145,070
              Liabilities assumed:
                          Cash paid                                   6,128,479
                          Accounts payable                              554,861
                          Accrued expenses                              704,140
                          Negative Goodwill - other non-current
                          liabilities                                   757,590
                                                                    -----------
                                                                    $ 8,145,070

     The negative goodwill resulted from the purchase of the Hayes U.K. business, where the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases. The negative goodwill is reflected on the Consolidated Balance Sheet as a non-current liability. The negative goodwill is being amortized on a straight-line method over five years.

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

    The components of comprehensive income, net of tax, are as follows:

                              Three months ending September 30,     Nine Months ending September 30,
                                    1999              1998               1999              1998
                              ---------------   ---------------    ---------------   ---------------
    Net income (loss)         $        94,828   $    (1,150,624)   $    (1,309,565)  $    (2,523,910)

    Foreign currency
      translation adjustment          (90,042)             -               (25,237)             -

    Net unrealized holding loss
      on investment securities         (4,967)             -               (77,003)             -
                              ---------------   ---------------    ---------------   ---------------

    Comprehensive loss        $          (181)  $    (1,150,624)   $    (1,411,805)  $    (2,523,910)
                              ===============   ===============    ===============   ===============



(6)     Bank Credit Facility

     The Company had a secured $5 million line of credit which expired on October 1, 1999. No amounts were outstanding under this line of credit at September 30, 1999. On September 30, 1999 the Company was in full compliance with all covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     Zoom Telephonics, Inc. ("Zoom" or the "Company") recorded net sales of $18,195,655 and a net income of $94,828 for the third quarter ending September 30, 1999 compared to net sales of $14,465,826 and a net loss of $1,150,624 for the third quarter ending September 30, 1998. Earnings per share improved to a profit of $0.01 for the third quarter of 1999 compared with a loss of $0.15 for the third quarter of 1998. Zoom's net sales for the nine months ending September 30, 1999 were $45,420,621 with a net loss of $1,309,565 or $.18 per share versus net sales of $45,339,435 and a net loss of $2,523,910 or $.34 per share for the nine months ending September 30, 1998.

     Net sales for the quarter ending September 30, 1999 were 26% higher than the prior year's third quarter. The sales increase resulted from a 45% increase in modem unit volume partially offset by a 20% decline in average selling prices. The overall 26% net sales increase was primarily attributable to a sales increase of 15% in North America and a sales increase of 72% in markets outside North America.

     The acquisition of the Hayes assets had a favorable impact on the Company's sales for the third quarter. Zoom's sales for the third quarter of 1999 included approximately 20% of Hayes product sales, with two thirds of the Hayes sales occurring in markets outside North America. Hayes had shut down its manufacturing operations prior to the Zoom purchase of the Hayes assets. The production of key products was restarted by Zoom in the second quarter of 1999 for European delivery, late in the second quarter for sales in the U.S., and late in the third quarter for sales in China.

     Net sales for the nine months ending September 30, 1999 were approximately the same as in the comparable period in the prior year, comprised of a sales decline of 10% in North America and a sales increase of 48% in markets outside North America. Zoom's sales for the nine months included approximately 14% of Hayes product sales, with 80% of the Hayes sales in markets outside North America.

     Gross profit as a percentage of net sales increased to 39% in the quarter ending September 30, 1999 from 23% in the quarter ending September 30, 1998. Gross profit as a percentage of net sales increased to 38% in the nine months ending September 30, 1999 from 23% in the nine months ending September 30, 1998. The increase primarily was due to the favorable impact of advantageously negotiated modem materials purchased in the second half of 1998 and the first three quarters of 1999, and reduced channel price protection and customer rebates. The gross margin impact of the favorable material purchases is realized when units are sold and is expected to continue with a lower impact through 2000. The net result of this favorability on gross margin for the remainder of 1999 and for 2000 is unclear.

     Selling expenses in the third quarter of 1999 increased in dollar amount to $3,641,433 or 20% of net sales from $2,957,122 or 20% of net sales in the third quarter of 1998. Selling expenses in the first nine months of 1999 increased in dollar amount to $9,859,287 or 22% of net sales from $8,636,299 or 19% of net sales in the nine months ending September 30, 1998. The dollar increase in the third quarter of 1999 compared to the third quarter of 1998 was primarily the result of the selling expenses in our new Hayes European operation and increased advertising expenses, primarily in the form of cooperative advertising programs with the resellers of Zoom modems. The dollar increase in the first nine months of 1999 compared to the first nine months of 1998 was primarily due to the selling expenses in our new Hayes European operation.

     General and administrative expenses were $1,619,574 or 9% of net sales in the third quarter of 1999 compared to $1,321,847 or 9% of net sales in the third quarter of 1998. General and administrative expenses were $4,626,571 or 10% of net sales for the nine months ending September 30, 1999 compared to $3,562,092 or 8% of net sales for the nine months ending September 30, 1998. The added expense was primarily due to the general and administrative expenses in our new Hayes European operation, increased legal expenses, Hayes goodwill amortization, and higher personnel costs.

     Research and development expenses increased to $1,546,310 or 9% of net sales in the third quarter of 1999 from $1,209,865 or 8% of net sales in the third quarter of 1998. Research and development expenses increased to $4,855,994 or 11% of net sales for the nine months ending September 30, 1999 from $3,237,020 or 7% of net sales for the nine months ending September 30, 1998. The increase in expenses was due to additional personnel and related expenses consistent with the broadening of the Company's non-modem product lines.

     The Company recorded a $150,000 valuation reserve on their deferred tax asset balance at September 30, 1999. This served to increase income tax expense for the three and nine months ended September 30, 1999. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors, at September 30, 1999, management recorded a valuation reserve for deferred tax assets of $150,000. The increase was the result of managements assessment that some portion of the benefits from the net operating losses for state tax purposes incurred by the Company may not be realized in future periods.

Liquidity and Capital Resources

     Zoom ended the third quarter of 1999 with a strong balance sheet, with stockholders' equity of $37,036,597 or $4.95 per share, with of $9,834,959 of cash, cash equivalents and investments, and with working capital of $29,118,958. In addition, the Company had a $5 million secured line of credit in place throughout the quarter. No amounts were outstanding under this line of credit as of September 30, 1999. The $5 million line of credit expired on October 1, 1999. The Company is reviewing competitive offerings and is currently negotiating to replace the line of credit. No borrowings in the fourth quarter of 1999 are anticipated.

     Operating activities used $3,246,241 in cash during the first nine months of 1999. Cash was provided by the increase of accounts payable and accrued expenses of $131,215 and the tax benefit from the exercise of non-qualified stock options of $2,645. Cash was used by the net loss of $1,309,565 less $1,050,197 for non-cash depreciation and amortization expense, the increase in inventories of $1,366,535, the increase in accounts receivable of $1,178,115, the increase of deferred and refundable income taxes of $520,094, and the increase in prepaid expenses and other assets of $55,989. The increase in accounts receivable is primarily attributable to the increase in sales. The increase in inventory is primarily attributable to the production build-up for new Hayes products and the purchases of advantageously negotiated modem materials.

     In March 1999 the Company acquired most of the modem assets of Hayes Microcomputer Products, Inc. ("Hayes") for $5.0 million in cash. The assets acquired included $1.2 million of cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Ultra, Smartmodem, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. In July 1999 Zoom finalized the purchase of some of the remaining Hayes assets, including Hayes Asia Pacific for an additional purchase price of approximately $1.1 million. With the purchase of Hayes Asia Pacific, Zoom now owns the worldwide rights to the Hayes name and the brands listed above.

     During the first nine months of 1999 the Company sold $9,481,963 of its investment securities in order to finance the purchase of most of the modem assets of Hayes Microcomputers Products, Inc., and to help finance the cash used in operating activities.

     Zoom's capital expenditures of $715,225 during the first Nine months of 1999 included purchases of computer hardware and software, continuing expenditures for the renovation of the Zoom headquarters, and manufacturing and engineering equipment. The Company does not have any significant capital commitments and it anticipates that it will continue during the remainder of 1999 with modest investments in computer, manufacturing, and engineering equipment, and in improvements to its facilities.

     The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements for the next twelve months. Additional financing may be needed in the event sales increase substantially or if significant losses are incurred.

Year 2000 Readiness Disclosure

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

     The Company has evaluated the year 2000 issue with respect to its financial and management information systems, its products and its suppliers. The Company is not currently aware of any year 2000 problems that are reasonably likely to have a material effect on the Company's business results of operations or financial condition, without taking into account the Company's efforts to avoid such problems.

     The Company has performed its review of its management and information systems for year 2000 compliance and has substantially completed the upgrade of its application software and hardware to become year 2000 compliant. The Company's cost for this upgrade has not been significant. There is a risk that, notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, including the inability to track and timely fill orders, which could have a material adverse effect on its business, results of operations, and financial condition.

     The Company has evaluated its current products and believes that they are year 2000 compliant. The Company has also undertaken a general review of modems previously sold by it that may continue to be under warranty to determine whether those products are year 2000 compliant. Based upon its review, the Company believes that the proper operation of its modems are not date dependent and therefore should continue to function properly on and after the year 2000. However, the Company cannot assure the accuracy of its information regarding supplier's year 2000 compliance. Should any critical components incorporated in the Company's products fail to be year 2000 compliant, such failure could result in warranty claims and have a material adverse effect on its business, results of operations and financial condition.

     The Company's products and software are often sold to be integrated into or interface with third party equipment or software. In addition, the Company often packages its modems for retail sale with software provided by other vendors. The Company does not alter this software in any date sensitive way. The Company is continuing to review information from its software vendors to assure that the software packaged with its products will be year 2000 compliant. While it is possible that some of this software may be adversely affected by the year 2000, the Company is not aware of any packaged software having this problem. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     The AICPA Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development and purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The SOP also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The adoption of this SOP did not have a material impact on the Company's consolidated financial position or results of operations.

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

     Investment Rate Risk - The Company's investment portfolio includes debt instruments that are primarily United States government bonds and high grade corporate bonds of less than three years in maturity. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio also consists of certain commercial paper, which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

             "Safe Harbor" Statement under the Private Securities
             ----------------------------------------------------
                         Litigation Reform Act of 1995
                         -----------------------------

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including without limitation the financial and other contributions expected in connection with Zoom's acquisition of the Hayes modem assets referenced in this report, Zoom's expected favorable impact from the sale of modems using materials purchased at advantageous prices, Zoom's anticipation to continue to make modest investments in equipment and in improvements to its facilities during fiscal year 1999, and the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to meet normal working capital requirements for next 12 months. Actual results may be materially different than those expectations as a result of known and unknown risks, including those set forth below. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products of acquired businesses, the ability to manage geographically remote units and the potential loss of key employees of the acquired companies. Other risks relating to the forward-looking statements contained in this report, include, without limitation: significant risks and uncertainties generally applicable to modem and data communications products, such as rapid technological change and intense competition, uncertainty of new product development, early stage of development of certain data communications markets, uncertainty of market growth, and overall product demand and market prices for 56K modems; the ability to obtain additional financing, if required, at favorable terms; Zoom's dependence upon a principal supplier for its modem chipsets and on third-party assemblers; the concentration of Zoom's customers; risks of product returns and price-protection, sales channel risks and risks associated with international sales; the risk that Zoom will be unable to secure a new line of credit on reasonable terms, if at all; and other risks set forth in Zoom's filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.


PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

          There have been no material developments in the quarter ending September 30, 1999.



ITEM 6 - Exhibits and reports on Form 8-K


          (a) Exhibit                 Description                     Page

                27          Financial Data Schedule                    19


          (b) Reports on Form 8-K
               No reports on Form 8-K were filed by the Company during the quarter ending September 30, 1999.


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

                                                   ZOOM TELEPHONICS, INC.


Date: November 15, 1999                         By:       /s/ Frank Manning
                                                    Frank B. Manning, President



Date: November 15, 1999                         By:       /s/ Robert Crist
                                        Robert Crist, Vice President of Finance
                                        and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)