Form 10-K
period 1999-12-31
ZOOM TELEPHONICS INC
filed 2000-03-29
CIK 822708

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                          FORM 10-K
               (Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1999
                                              or
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                              For the transition period from to
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, No Par Value, of the registrant held by non-affiliates of the registrant as of March 27, 2000 (computed by reference to the closing price of such stock on The Nasdaq National Market on such date) was approximately $93,368,024.

The number of shares outstanding of the registrant's Common Stock, No Par Value, as of March 27, 2000 was 7,734,547 shares.

                              DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2000 annual meeting of shareholders to be filed with the SEC in April 2000 are incorporated by reference into Part III, Items 10-12 of this Form 10-K.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Report contains forward-looking statements. The words "believe," "expect, "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     Examples of these risks, uncertainties, and other factors include, without limitation, the overall state of the PC and PC communications markets; pricing and other competitive conditions; the timing of orders; market acceptance of the Company's or its OEM customers' products; the timing of the announcement and introduction of new products by the Company and its competitors such as DSL modems, cable modems, 11 Mbps wireless LAN products, and modems that meet the
V.92 standards; variations in the Company's product mix and component costs; variations in the proportion of sales made to retailers, distributors and OEMs; the financial health and inventory levels of the Company's customers; seasonal promotions by the Company, its customers and competitors; the timing of expenditures in anticipation of future sales; the timing of product development costs; the availability of materials and labor necessary to produce the Company's products and general economic conditions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I


ITEM 1 - BUSINESS

Overview

     Zoom Telephonics, Inc. ("Zoom" or the "Company") is a Canadian holding corporation whose operations are carried out by its wholly-owned United States subsidiary, Zoom Telephonics, Inc., a Delaware corporation with its principal executive offices located at 207 South Street, Boston, Massachusetts 02111. The discussion of the business of Zoom in this report refers to the business conducted through the operations of the United States subsidiary.

     The Company is a leading designer, producer and marketer of modems and other communications products for the home and office. Analog modems link personal computers ("PCs") and other devices to the local telephone line for transmission of data, fax, voice, and video through the worldwide telephone network, and enable PCs and other devices to connect to other computers and networks, including the Internet and local area networks ("LANs"). DSL modems provide a high-bandwidth connection to the Internet through a standard telephone line that connects to compatible DSL equipment in or near the central telephone office. Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment at or near the cable service provider. Zoom expects to begin shipping DSL modems and cable modems in the year 2000.

     The Company offers a broad line of analog modems with top data speeds of 56,000 bits per second ("bps"), available in internal, external and PCMCIA models (PCMCIA models plug into a PCMCIA standard slot typically found in a notebook or laptop computer). Most of these modems connect to a single telephone line, but Zoom also makes the Zoom/MultiLine modem which can connect up to eight telephone lines. In addition, Zoom has a number of products sold as Zoom Business Products, which typically provide the link between users of a corporate LAN and remote users or the Internet. The Company also has a line of Integrated Services Digital Network ("ISDN") products, which can transmit and receive simultaneously up to 128,000 bps. Zoom's analog modems and ISDN products have telephone line interfaces appropriate to North America, Europe, and many other countries throughout the rest of the world.

     Since 1983 the Company has sold its modems primarily under the Zoom brand name. In 1999 the Company acquired the trademark rights and substantially all the product rights for Hayes(tm) brand modems. Hayes is a well-known brand that is associated with "Hayes compatible" software, the de facto standard for modem command compatibility. The Company plans to continue marketing under both the Zoom and Hayes names, as well as under various other private-label brands developed for some of the Company's large accounts.

     In December 1998 Zoom began shipping the first models in its ZoomAir(tm) line of wireless products. These products connect a notebook or desktop computer to another computer or an existing LAN at a 2 megabits per second ("Mbps") data rate using 802.11 DSSS, a wireless data communications standard running at 2.4 gigahertz. Zoom currently ships network interface cards that plug into either a PCMCIA or LAN ISA (standard desktop computer) slot. Another product, ZoomAir Access Point Software, connects wireless and wired networks together, provides network ID security, and allows wired and wireless network users to concurrently share a single Internet connection. Zoom recently introduced the ZoomAir AP128, a hardware access point with ISDN capability. In February 2000 the Company announced plans to ship 11 Mbps PCMCIA and PCI models, network-to-network wireless bridges, and gateways to the Internet. The Company has focused significant effort on products to connect broadband cable modem or DSL modem Internet access to PCs and other devices through advanced local area networking including wireless networking.

     In March 1999 Zoom began shipping the Zoom/HomeLANtm network interface card, which links a PC to other networked devices through a standard phoneline, even while this phoneline is being used for a voice or data call. Zoom's initial product had a maximum data rate of 1 Mbps. In the year 2000 Zoom expects to expand its line by introducing one or more 10 Mbps models and by incorporating home phoneline networking into new Internet gateway products.

     Zoom also ships a line of live-motion full-color video cameras. One model interfaces to the PC through a Universal Serial Bus ("USB") port, and a second model interfaces to the PC through a parallel port.

     Zoom's objective is to build upon its position as a leading supplier of Internet access devices and to capitalize on a number of current and emerging trends in computer connectivity including Internet access, higher data rates, bandwidth-hungry applications, and alternatives to traditional wired local area networks. The Company believes that the Zoom name is widely recognized and associated with high performance per dollar, breadth of product line and product innovation.


Industry Background

     Demand for PC communications products and services has grown significantly. The Company believes that this growth has been driven by a variety of factors including (i) the popularity of the Internet and on-line services such as America Online, (ii) the growing installed base of PCs and other portable information devices, (iii) a significant increase in the use of PCs and portable information devices for remote access to the Internet and corporate networks, and (iv) advances in technology, which have improved the ability of PCs and portable information devices to create, capture, transfer, and manipulate data-intensive information, including graphic images and sound. These trends have resulted in substantial modem unit sales, both for new PCs as bundled peripherals and for the installed base of PCs, as upgrades and first-time purchases. Substantially all modems sold for PCs are now faxmodems (modems that have the ability to send and receive faxes), and some modems have enhanced voice capabilities and other enhanced extra features.

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

     Worldwide PC shipments continue to grow, and industry sources estimate that over 300 million PCs are installed worldwide. 56K modems are often bundled with a new PC, particularly in North America. However, some of the installed PCs have no modem, have a modem with a speed below 56K, or have a 56K modem with inadequate performance or features. The Company believes there should continue to be substantial demand for after-market modems two primary reasons. First, there is a trend toward bundling very basic modems into PCs, and the data throughput and multi-tasking capabilities of the PC can be improved by buying a Zoom or Hayes brand modem in the after-market, which have more functionality and faster speeds than bundled modems. Second, it is likely that a new standard, V.92, will be set in the year 2000, and that this will increase the percentage of people upgrading their modem. V.92 will increase upstream data rates, lower the connection time at the beginning of the call, and allow people with Call Waiting to answer an incoming voice call while online, suspend their Internet session without closing it, participate in their voice call, and then re-activate their Internet session when the voice call is complete. The Company believes that modems will continue to achieve increasing penetration of the PC installed base as applications requiring data connectivity proliferate. The Company can provide no assurance that the V.92 standard will be developed or that it will develop modems that meet the V.92 standard.

     The growing use of PCs outside the traditional office setting has also increased the demand for modems that enable users to remotely access corporate networks, the Internet and other PCs. In addition, notebook computers have become one of the fastest growing segments of the PC market.

     Advances in modem technology and lower modem prices have created rapid growth in the installed base of modems. As a result, the high-volume segment of the market has shifted from modems with a maximum speed of 2400 bps in 1987, to 33,600 bps in 1996 and 1997, to 56,000 bps in 1998 and 1999. Modems with high data speeds require less time to transmit text files and graphics, thereby reducing phone call costs and facilitating the use of data-intensive applications like World Wide Web browsing and remote access to corporate networks. Other technological advances that are increasing the use of modems in personal computing include new voice-related capabilities, video telephony, and electronic mail. For example, voice modems can provide answering machine, voice mail and other voice-related functions by digitizing incoming voice signals for storage in a computer and by retrieving stored voice and sending it through the telephone network to a remote person or computer. As another example, video telephony enables the transmission of still or moving color images, either exclusively through the dial-up telephone network or through the Internet. Advances in computer software are also stimulating demand for modems with faster speeds and greater functionality. For example, Microsoft's Windows 95 and Windows 98 include remote access, faxing and internet access capabilities that can only be used with a modem or other wide area networking devices.

     The demand for faster speeds and increased modem functionality is expected to drive sales of new generations of "broadband" modems in the future, including Digital Subscriber Line ("DSL") modems and cable modems, particularly as after-market upgrades or as options for a new PC.

Zoom Strategy

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

     Build Upon and Exploit Brand Equity. The Company's Zoom and Hayes brands are widely recognized and respected, and the Company's marketing channels are extensive. The Company believes that its success has been due in part to (i) offering its customers a broad range of products that provide high performance per dollar, (ii) supporting the installed base of its modems with multiple technical support options, (iii) promoting its products through cooperative advertising with its retailer customers, and (iv) designing attractive and informative packaging for its products. Personal Technology Research reports that in February 2000 the Company's modems had the second most retail shelf space for modems in North America. The Company intends to continue to enhance its brand equity by further expanding its marketing channels, by advertising and promoting its products, and by broadening its product offerings through its established sales channels.

     Introduce Innovative PC Communications Products. Zoom seeks to identify new high-volume opportunities for PC communications, to develop competitively priced leading-edge products to address these opportunities, and to build upon and exploit its brand equity by delivering these products quickly and effectively through its sales channels. The Company was one of the first high-volume producers of faxmodems, voice faxmodems, and video-capture-enabled faxmodems. A major focus of the Company is to provide broadband Internet access and advanced local area networking products to allow people to share that bandwidth. This is an over-arching theme for the Company's development plans for cable modems, DSL modems, wireless networking, home phoneline networking, and gateway products.

     Expand Distribution Channels. Zoom's existing marketing channels are strong, and will continue to be an asset as Zoom expands its product line. However, Zoom plans to grow its channels to fit its new products. An increased emphasis is being placed on selling to cable companies, telephone companies, and Internet Service Providers.

     Expand International Sales. Zoom introduced its first modems in selected Western European countries in 1993. During 1995 the Company also received approvals and began shipping its first modems for the Japanese market. The Company now sells its products in over 50 countries. The Company's international sales (excluding sales to OEMs) have increased from 8% of net sales in 1994 to 30% of net sales in 1999. The Company plans to continue to expand its international product line and distribution network.

     Expand OEM Sales. Zoom continues to target the OEM market as a significant opportunity for growth and diversification, particularly for PC-bus and embedded modems, broadband products, and wireless LAN products. In addition, Zoom sometimes sells packaged modems private-labeled for its customers and channels.

     Outsource Chipset Technology. Zoom pursues a strategy of outsourcing rather than internally developing its chipsets, which are application-specific integrated circuits that form the technology base for its modems and certain other products. By outsourcing the chipset technology, the Company is able to concentrate its research and development resources on system design, leverage the extensive research and development capabilities of its chipset suppliers, and reduce its development time and associated costs and risks. The Company buys analog modem chipsets exclusively from the two highest-volume modem chipset manufacturers, Lucent Technologies and Conexant Systems, Inc. (formerly Rockwell). These companies have significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development. Integrated circuit product areas covered by one or both companies include modems, DSL, cable modems, home phoneline networking, and video. Similarly, Zoom buys chipsets from Intersil for its ZoomAir wireless network interface cards.

     Maintain Low Costs. Zoom continually seeks ways to improve its product designs and manufacturing approach in order to reduce its costs. The Company outsources to contract manufacturers, primarily in mainland China and Mexico, aspects of its manufacturing processes including board stuffing, wave soldering, in-circuit test, and for some products component purchasing. This reduces the Company's labor costs and capital expenditures, and provides the Company with flexibility in its capacity planning.

     Explore Acquisitions. Zoom acquired the products and certain other assets of Tribe Computer Works ("Tribe") in mid-1996, and in 1999 acquired trademarks and substantially all of the modem product lines from Hayes Microcomputers Products, Inc. Zoom continues to consider acquisitions of businesses, products or technologies complementary to the Company's business. The Company believes that appropriate acquisitions can reduce the development risk associated with new product offerings, and that the Company can leverage its brand equity and existing sales channels to enhance the value of these acquisitions. There can be no assurance that any of these explorations will lead to an acquisition or that any acquisitions, if made, will be successful.

Products

     The vast majority of Zoom's products facilitate communication of data through the Internet. Zoom's analog modems and ISDN modems link PCs and portable information devices through the telephone network and connected networks, including the Internet and local area networks. Similarly, the Company believes its cable modems and DSL modems will use the cable-TV cable and local telephone line, respectively, to provide a high-speed link to the network. Even Zoom's video cameras are used primarily to communicate videos through the Internet. Zoom's advanced networking products, including wireless LAN, home phoneline LAN, and gateway products, help to link PCs and other computing devices to each other and to the Internet. Starting with its acquisition of Tribe in 1996, the Company began shipping business products that provide remote users access to the resources of a LAN, and connect users of the LAN to the Internet and to remote LANs and computers. The Company also makes other related business products, including a series of multi-line modems and a hub for AppleTalk networks.

     Zoom has a broad line of analog modems with top data speeds of 56,000 bps, available in internal, external and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. The Company's external modems are designed to work with any terminal or computer, including IBM PC-compatibles, the Macintosh and other computers. The Company's external models include desktop and multi-line modems that have up to eight modems in a compact enclosure. Zoom's PCMCIA modems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, the Company's modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

     56K modems allow users connected to standard phonelines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Pre-standard K56flextm and x2tm 56K modems began shipping in the second quarter of 1997, and Zoom's first 56K modems supported K56flex. In February 1998 a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. V.90 is now widely deployed in equipment made by central site manufacturers. Zoom has successfully transitioned its 56K product line to Dualmode modems designed to connect to either K56flex or V.90 central sites, to provide flexibility to Zoom's customers.

     During the year 2000 a new 56K standard, ITU V.92, is likely to be set. This will provide enhanced functionality as discussed earlier. V.92 should also help to grow the Company's sales through the after-market. The Company expects to ship V.92 products soon after the standard is set. This market opportunity will provide a host of challenges, including new product designs, new packaging designs, and inventory issues. The Company believes that it is well-suited to handle these challenges, and that the opportunity more than offsets the risk.

     Modem Product Features. The following sets forth some of the key features incorporated in one or more of the Company's modems:

     o ZoomGuard(tm). ZoomGuard represents the protective circuitry added to Zoom's modems to improve their ability to withstand the effects of lightning striking a phoneline to which the modem is connected. For most modem manufacturers, lightning is the number one cause of field failures.

     o PC Card Guard(tm). PC Card Guard represents the protective circuitry added to Zoom's PCMCIA modems to protect against destruction caused by plugging the modem into a digital PBX phone jack. Zoom was one of the first companies to develop this useful feature.

     o Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval.

     o Channel 2(tm). Channel 2 is Zoom's trademark for a feature that works with the optional Call Waiting feature available from some phone companies. Channel 2 permits the modem to recognize an incoming call when the modem is on-line, so that the user can determine how to handle the call.

     o Distinctive Ring. Distinctive Ring is a service offered by telephone companies that assigns more than one phone number to a single phoneline, with each number ringing differently. This service along with appropriate modem functionality allows someone to arrange for one phone number to be answered as a voice line, a second number to be answered as a fax line, and a third number to be answered as a data line. Zoom has been issued a US patent related to its distinctive ring technology.

     o Plug & Play. Microsoft's Windows 95 and Windows 98 support Plug & Play, a standard that is intended to allow the installation of Plug & Play-compatible peripherals like modems with limited hardware configuration by the end-user.

     o Cellular-ready PCMCIA Modems. Some of the Company's modems include a cellular-ready feature that allows the modem to be plugged into a cellular phone for wireless communication of fax and data.

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

     ISDN Products. Zoom has a family of modems for ISDN communications. ISDN is an increasingly available telephone service that allows existing phone lines to be used to transmit data digitally. ISDN service permits much higher data transmission rates than conventional analog telephone service. Basic ISDN service typically provides two 64,000 bps channels and one 16,000 bps channel. The higher rates of data transmission achievable with ISDN can be particularly attractive for data-intensive applications such as the transmission of graphics and video images, World Wide Web browsing, or video telephony. In February 1997 Zoom shipped its first ISDN product, the Zoom/ISDN Duo, an internal PC-compatible card that supports use of the ISDN line for analog modem, fax, or voice communications; and also supports analog modem, fax, or voice communications over an analog phoneline. In 1998 Zoom began shipping external ISDN products for the North American and international markets. In addition, Zoom continues to integrate ISDN capability into some of its new LAN-oriented business products, including the ZoomAir AP128 wireless access point.

     Multi-line Modems. In 1996 Zoom began shipping a family of multi-line modems targeted for local area network fax and data server applications, computer bulletin boards, multi-line voice mail, and other applications. The Zoom/MultiLine products hold up to eight voice faxmodems in one small external case that includes status indicators for each modem. The Hayes Century product line provides up to 16 modems in a single enclosure.

     Broadband Modems. In the year 2000 Zoom expects to begin shipping a line of broadband modems, including cable modems and DSL modems. Zoom's first cable modem will incorporate the DOCSIS standard, the standard used in the United States and many other countries, and will connect to the Ethernet port of a computer or other device. Zoom will seek Cablelabs certification for these cable modems, since it is extremely beneficial to selling cable modems, particularly in the United States of America. Obtaining certification is difficult and there is no certainty when Zoom will obtain certification. Zoom will later expand its cable modem line with a DOCSIS-compatible model that plugs into a USB port.

     Zoom's ADSL modems will incorporate the standards that are most popular with U.S. telephone companies and Internet Service providers, including G.DMT and G.Lite. Zoom's first DSL modems are expected to be an external USB model and an internal PCI model. Zoom's product plan ties Zoom's broadband products to Zoom's advanced networking products.

     Wireless LAN Products. In December 1998 Zoom began shipping the first models in its ZoomAirtm line of wireless local area network products. These products connect a notebook or desktop computer to another computer or an existing local area network without wires, currently providing a 2 megabits per second ("Mbps") data rate using the 802.11 DSSS standard running at 2.4 gigahertz. Zoom currently ships network interface cards that plug into either a PCMCIA or ISA slot. Another product, ZoomAir Access Point Software, connects wireless and wired networks together, provides network ID security, and allows wired and wireless network users to concurrently share a single Internet connection. Zoom recently began shipping the ZoomAir AP128, a wireless access point with ISDN capability. In the year 2000 Zoom expects to continue to expand its wireless product line, adding 802.11b 11 Mbps products and a gateway that links wireless PCs to a cable modem, DSL modem, or other Internet access device.

     Remote Access, SOHO Router, and Internet Gateway Products. Zoom has a significant Research and Development effort aimed at development of business products that provide remote users access to the resources of a LAN, and connect the users of the LAN to the Internet and to remote LANs and computers. Some of these products incorporate technology acquired from Tribe Computer Works in 1996. In 1997 Zoom extended the product line to include support for Windows, to incorporate analog modem and leased line options, and to add new features. Zoom plans to continue to expand this product line.

     Full-color Live-motion Cameras and Other Video Products. In late 1997 Zoom shipped the Zoom/Video Cam, a full-color live-motion camera. The Zoom/Video Cam can be used for video phone calls, video conferences, video mail, and still image capture. Zoom has continued to expand the product line, which now includes a parallel port camera and USB cameras for both Windows and the Macintosh. Zoom expects the demand for video products will grow due to a number of factors including improved video technology, higher data communications bandwidth, faster PCs, and improved video-related software.

     Dialers. The Company shipped its first telephone dialer, the Demon Dialer(R), in 1981; and in 1983 began shipping the Hotshot(TM) dialer. As the dialer market shrank due to equal access, the Company focused on modems and other peripherals for the personal computer market. The Company has commenced shipping a new generation of dialers incorporating proprietary technology. Dialer products currently represent under 1% of Zoom's sales, but may become more important in the future.

     There can be no assurance that the Company will be able to develop new products, such as cable and DSL modems, on a timely basis and within budget, if at all, or that once developed any of these products will be commercially successful.

Sales Channels

     Zoom sells its products primarily through high-volume retailers and distributors, and to PC manufacturers and other OEMs. The Company supports its major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of products. As Zoom expands its product offering, particularly in broadband modems, Zoom plans to expand and strengthen its market channels to include cable companies, phone companies, and Internet Service Providers.

     During 1999 Best Buy Co., Inc. and Ingram Micro, Inc. accounted for 17% and 10%, respectively of Zoom's net sales. A significant reduction in sales to these customers could have a material adverse effect on the Company's business.

     High-volume Retailers. In the United States, Zoom reaches the PC retail market primarily through high-volume retailers. The Company's extensive United States retail distribution network includes Best Buy, CDW, Costco, Fry's, Future Shop, MEI Micro Center, Micro Warehouse, Office Depot, PC Connection, and Staples. Personal Technology Research reported that in February 2000 Zoom brands had the second greatest amount of retail shelf space for modems in North America, and had gained share overall and relative to the leading brand in the prior year.

     Distributors. Zoom sells significant quantities of modems through distributors, who often sell to corporate accounts, value-added resellers and other channels that are generally not served by the Company's high-volume retailers. The Company's North American distributors include D&H Distributing, Gates-Arrow, Ingram Micro, Merisel, and Tech Data.

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

     International Channels. In international markets, Zoom sells its products primarily through independent distributors and retailers. The Company's international distributors include Actebis, California Computer, Celo Spa, Computer 2000, Criterium, Engineering Supplies, Infotide International, Northamber, Olusum, Pouliadis Associates Corp., Siltek Ltd., Stylus, UMD, and Yutron Tech. The Company's major European high-volume retailers include Compustore, Dixons/PC World, Exel, Fnac, Multirama, Oneway, Simply Computers, Staples UK, Tandy, Tempo Stores, and Vobis. The Company's international net sales (including sales to OEMs located outside the United States) have grown from 8% in 1994 to 30% in 1999. The Company's revenues from international sales were $12.3 million, $13.5 million, and $18.5 million in 1997, 1998, and 1999, respectively. The increase in 1999 was primarily attributable to sales of Hayes products. The Company believes that its continued sales growth outside of the United States will require substantial additional investments of resources for product design and testing, regulatory approvals, production, marketing and tailoring of instruction manuals, packaging, and software development for various foreign languages. The Company's international sales are also subject to risks generally associated with international sales, including United States and international regulatory requirements and policy changes, political and economic instability, currency exchange fluctuations, inventory management, accounts receivable collection, the management of distributors or representatives, tariff regulations and seasonality of sales.

Sales, Marketing and Support

     Zoom's sales, support, and marketing are primarily managed from Zoom's headquarters in Boston, MA. In North America the Company sells its Zoom-brand products primarily through commissioned independent sales representatives managed and supported by the Company's own staff. The Company maintains a sales, support, and logistics office in the United Kingdom. Warehousing, customs clearance, shipping, and invoicing for Europe are now primarily done under contract with an unaffiliated specialist in these services located in England. Technical support for Europe is handled by Zoom's UK operation, including an independent technical support company, and by Zoom's distributors. For countries outside North America and Europe, the Company's in-house staff typically works directly with country-specific distributors. The Company's worldwide OEM sales are primarily handled by Zoom's staff in the USA and UK, who are at times assisted by Zoom's sales staff or commissioned sales representatives. (See note 16 to Consolidated Financial Statements.)

     The Company believes that Zoom and Hayes are widely recognized brand names. The Company builds upon its brand equity in a variety of ways, including cooperative advertising, product packaging, trade shows and public relations. The Company generally provides its high-volume retailers with funds to advertise the Company's products in conjunction with the customers' general advertising. The Company believes that such advertising serves to both efficiently and effectively target the end-user market for its products. Zoom seeks to develop quality products that are user-friendly and require minimal support. The Company supports its claims of quality with warranties of one to seven years, depending upon the product. To address the needs of those end-users of the Company's products who require assistance, the Company has an in-house staff of technical specialists who provide telephone support six days per week and also employs an independent technical support team in the United Kingdom that supports the Company's European products five day per week. Zoom's technical support specialists also maintain a significant World Wide Web support facility that includes email, firmware and software downloads, and the SmartFactstm Q&A search engine. Other support vehicles include forums on America Online and CompuServe, and a fax-back service.

Research and Development

     The Company's research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products, and reducing production costs. The Company has developed close collaborative relationships with certain of its OEM customers and component suppliers, who work with the Company to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, the Company purchases modem and other chipsets that incorporate sophisticated technology, thereby eliminating the need for the Company to develop this technology in-house. As of March 14, 2000 the Company had 56 employees engaged primarily in research and development. This research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing. During 1997, 1998, and 1999 the Company expended $4.2 million, $4.4 million and $6.4 million, respectively, on research and development activities. The increase in costs expended on research and development is primarily due to the company's initiatives in the broadband, advanced networking, and gateway product areas.

Manufacturing and Suppliers

     The Company's products are currently designed for high-volume automated assembly in the United States of America, Mexico or China to help assure low cost, rapid market entry, short lead times, and reliability. For North America the Company supplies large kits of parts to one of several automated contract assemblers. In China the contract manufacturer procures certain material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. The contract assemblers insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, in-circuit test, and functionally test the completed assemblies. These assemblies are then typically shipped to the Company for testing as required. Completed boards are typically then packaged by the Company, allowing the Company to tailor the packaging and its contents for its customers immediately before shipping. Circuit design, circuit board layout, and component sourcing are currently performed by the Company.

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

     The Company's products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of the Company's products include a sole-sourced chipset as the most critical component of the product. Currently Lucent and Conexant are the Company's only modem chipset suppliers, and Intersil is the Company's only wireless chipset supplier. Due to capacity constraints, the Company has experienced delays in receiving shipments of modem chipsets in the past, and the Company may experience such delays in the future. Moreover, there can be no assurance that a chipset supplier will, in the future, sell chipsets to the Company in quantities sufficient to meet the Company's needs. An interruption in a chipset supplier's ability to deliver chipsets, a failure of the Company's suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, or any other adverse change in the Company's relationship with modem chipset suppliers could have a material adverse effect on the Company's results of operations.

Competition

     The PC communication products industry is intensely competitive and characterized by rapid technological advances and emerging industry standards, resulting in constant pricing pressures. These changes result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. The failure of the Company to keep pace with technological advances would adversely affect the Company's competitive position and results of operations.

     The Company's primary analog modem competitors include 3Com, Action Tec, Best Data, Creative Labs, Elsa, GVC, S3, and Viking. The Company's primary cable modem competitors include 3Com, Com21, Motorola, and Terayon. The Company's primary DSL modem competitors include 3Com and Efficient Networks. The Company's primary wireless LAN competitors include 3Com, Lucent, Proxim, and Aironet, a company recently acquired by Cisco Systems. Many of the Company's competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than the Company.

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

     Products recently introduced by certain other companies include cable and DSL modems that can transmit data and other information at significantly faster speeds than analog modems such as those sold by the Company. These products, however, are generally more expensive than analog modems and cannot be used with conventional telephone service. In addition, the use of cable and DSL modems is currently impeded by a number of technical and infrastructure limitations. The Company expects to begin shipping both cable modems and DSL modems in the year 2000. In the year 2000, these products are likely to be sold in the greatest number through cable companies, phone companies, and Internet Service Providers. Until 2001 large quantities of cable modems and DSL modems are not likely to be sold through retailers and distributors, Zoom's strongest market channels. There can be no assurance that the Company will develop these modems on a timely basis, if at all; or that once developed, these modems will compete effectively.



Intellectual Property Rights

     Zoom relies primarily on a combination of copyrights, trademarks, trade secrets and patents to protect its proprietary rights. The Company has trademarks and copyrights for its firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. The Company also has four patents and one pending patent application in the United States. There can be no assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to the Company, or that the validity of a patent will not be challenged. Moreover, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop comparable or superior technologies.
     Zoom licenses certain technologies used in its products, typically bundled software, on a non-exclusive basis. In addition the Company purchases chipsets that incorporate sophisticated technology. Zoom has received, and may receive in the future, infringement claims from third parties relating to the Company's products and technologies. The Company investigates the validity of these claims and, if it believes the claims have merit, responds through licensing or other appropriate actions. Certain of these past claims have related to technology included in modem chipsets and the Company forwarded these claims to the appropriate vendor. If the Company or its component manufacturers were unable to license necessary technology on a cost-effective basis, the Company could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it. See Item 3
- LEGAL PROCEEDINGS.

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

Seasonality

     The Company believes its sales are seasonal, with increased sales generally occurring in the third and fourth quarters reflecting holiday sales. The Company expects that its quarterly results will continue to fluctuate in the future as a result of seasonality and other factors.


Backlog

     The Company's backlog at March 25, 2000 and March 25, 1999 was $2.1 million and $1.6 million, respectively, most of which was for delivery of products within 120 days or less. Orders included in backlog generally may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net sales for any future period.


Employees

     As of December 31, 1999 Zoom had 342 full-time employees (including employees hired on a temporary basis). Of this total, 61 were engaged in research and development, 161 were involved in purchasing, assembly, packaging, shipping and quality control, 75 were engaged in sales, marketing and technical support, and the remaining 45 performed accounting, administrative, management information systems, and executive functions. The Company's temporary employees were comprised of 18 individuals at December 31, 1999. Most of these temporary employees were employed in manufacturing. None of the Company's employees are represented by a labor union.


Executive Officers Of The Registrant

     The names of the current executive officers of Zoom, and certain biographical information furnished by them, are set forth below:

      Name            Age           Position with Zoom
 -----------------    ---   -------------------------------------

 Frank B. Manning      51  Chief Executive Officer, President and
                           Chairman of the Board
 Peter R. Kramer       48  Executive Vice President and Director
 Robert A. Crist       56  Vice President of Finance and Chief Financial Officer
 Terry J. Manning      48  Vice President of Sales and Marketing
 Dean N. Panagopoulos  42  Vice President of Information Systems
 Deena Randall         46  Vice President of Operations
 Dana Whitney          37  Vice President of Engineering and Network Products


     Frank B. Manning is a co-founder of the Company and has been President, Chief Executive Officer, and a Director of the Company since May 1977, and Chairman of the Board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Since 1993 Mr. Frank Manning has been a director of MicroTouch Systems, a NASDAQ-listed leader in touchscreen technology. Since 1998 Mr. Frank Manning has also been a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts.

     Peter R. Kramer is a co-founder of the Company and has been Executive Vice President and a Director of the Company since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975.

     Robert A. Crist joined Zoom in July 1997 as Vice President of Finance and Chief Financial Officer. From April 1992 until joining the company, Mr. Crist served in various capacities at Wang Laboratories, Inc., a computer software and services company, including Chief Financial Officer for the Software Business. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation, including Assistant Corporate Controller, Corporate Director of Business Planning and Analysis, and Corporate Manufacturing & Engineering Controller. Mr. Crist earned his BA degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

     Terry J. Manning joined Zoom in 1984 and served as corporate communications director from 1984 until 1989 when he became the director of the Company's sales and marketing department. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

     Dean N. Panagopoulos joined Zoom in February of 1995 as Director of Information Systems. From 1993 to 1995, Mr. Panagopoulos worked as an Independent Consultant. From 1991 to 1993, Mr. Panagopoulos served as Director of Technical Services for Ziff Information Services, a major outsourcer of computing services. He attended the Massachusetts Institute of Technology from 1975 to 1978 and earned his BS degree in Information Systems from Northeastern University in 1983.

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

ITEM 2 - PROPERTIES

     Zoom currently occupies approximately 48,000 square feet of two adjacent buildings with a total of approximately 72,000 square feet at 201 and 207 South Street, Boston, Massachusetts. These buildings were purchased by the Company in April 1993 and currently serve as the corporate headquarters. In August 1996, the Company entered into a five year lease for a 77,428 square foot manufacturing and warehousing facility at 655 Summer Street, Boston, MA. At the end of the initial lease term, the Company has an option to extend the lease for an additional five year term. In March, 1999, the Company assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberly Surrey, UK. This is a non-cancelable ten year lease that commenced in February, 1998.

ITEM 3 - LEGAL PROCEEDINGS

No material litigation.


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


Fiscal Year Ending December 31, 1998                    High            Low

           First Quarter...........................   $  9.625       $ 6.563
           Second Quarter..........................      8.750         5.813
           Third Quarter...........................      6.750         3.125
           Fourth Quarter..........................      8.625         2.250


Fiscal Year Ending December 31, 1999

           First Quarter...........................   $  5.500       $ 3.344
           Second Quarter..........................      7.375         3.500
           Third Quarter...........................      6.250         4.000
           Fourth Quarter..........................     13.250         4.031

     As of March 27, 2000, there were approximately 283 holders of record of the Company's Common Stock.

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

Certain Income Tax Considerations

     The following summary is based on the tax laws of the United States and Canada as in effect on the date of this Report, and is subject to changes in United States and Canadian law, including changes that could have retroactive effect. The summary is further based on the Convention between Canada and the United States of America with respect to Taxes on Income and on Capital, as amended (the "Convention"), the published administrative practices of Canada Customs and Revenue Agency, Taxation and the Internal Revenue Service and judicial decisions, all of which are subject to change. The discussion summarizes certain tax considerations relevant to individual and corporate holders of Common Stock who, for income tax purposes, are resident in the United States and not in Canada, hold Common Stock as capital assets, and do not use or hold the Common Stock in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively, "Unconnected US Shareholders"). The tax consequences of holding the Common Stock by individuals or corporations who are not Unconnected US Shareholders may differ substantially from the tax consequences discussed herein. The summary does not take into account the tax laws of the various provinces or territories of Canada or the tax laws of the various state and local jurisdictions in the United States.

     The summary is intended to be a general description of the Canadian and United States tax considerations. It does not take into account the individual circumstances of any particular holder of Common Stock. Therefore, Stockholders should consult their own tax advisors with respect to the tax consequences of holding Common Stock.

Canadian Federal Income Tax Considerations

     Any dividends on the Common Stock paid or credited, or deemed to be paid or credited to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax is 5% for dividends paid or credited.

     Capital gains realized on the disposition of Common Stock by Unconnected US Shareholders will not be subject to tax under the Income Tax Act (Canada) (the "Tax Act") unless such Common Stock is taxable Canadian property (other than treaty-protected property) within the meaning of the Tax Act. Common Stock will generally not be taxable Canadian property to a holder unless, at any time during the 60 month period immediately preceding a disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the Common Stock is considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected US Shareholders from tax under the Tax Act in respect of a disposition of Common Stock provided the value of the shares of the Company is not derived principally from real property situated in Canada. Neither Canada nor any province thereof currently imposes any estate taxes or succession duties.

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

ITEM 6 - SELECTED FINANCIAL DATA

     The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The statement of operations data for the years ending December 31, 1997, 1998, and 1999 and the balance sheet data as of December 31, 1998 and 1999 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this report. The statement of operations data of the Company for the years ending December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996, and 1997 have been derived from consolidated financial statements of the Company, which have been audited by KPMG LLP and are not included in this report. This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                    Years Ending December 31,
                                        ------------------------------------------------
                                           1995      1996       1997     1998       1999
                                           ----      ----       ----     ----       ----
                                                          (In thousands)
Statement of Operations Data:
Net sales..........................      $ 96,997  $100,195  $ 64,478  $ 61,364  $ 63,438
Cost of goods sold.................        73,402    79,803    56,298    44,651    39,900
                                           ------   -------    ------    ------    ------
    Gross profit...................        23,595    20,392     8,180    16,713    23,538
Operating expenses:
       Selling.....................         9,023    10,216    11,103    11,801    13,571
       General and administrative..         2,840     3,674     4,957     4,976     6,276
       Research and development....         1,835     2,940     4,182     4,449     6,425
                                           ------   -------    ------    ------    ------
       Total operating expenses....        13,698    16,830    20,242    21,226    26,272
                                           ------   -------    ------    ------    ------
    Operating income (loss) .......         9,897     3,562   (12,062)   (4,513)   (2,734)

Other income (expense) net ........           (33)      293       741     1,074       737
                                           ------   -------    ------    ------    ------
    Income (loss) before income taxes       9,864     3,855   (11,321)   (3,439)   (1,997)
Income tax expense (benefit).......         3,800     1,375    (4,189)   (1,287)     (588)
                                           ------   -------    ------    ------    ------
    Net income (loss)..............         6,064     2,480    (7,132)   (2,152)   (1,409)
                                           ======   =======    ======    ======    ======
Earnings (loss) per common and
 common equivalent share:
    Basic..........................      $   1.00  $   0.35  $  (0.95) $  (0.29) $  (0.19)
                                           ======   =======    ======    ======    ======
    Diluted........................      $   0.98  $   0.35  $  (0.95) $  (0.29) $  (0.19)
                                           ======   =======    ======    ======    ======
Weighted average common and
 common equivalent shares:
    Basic..........................         6,075     7,068     7,469     7,474     7,483
    Diluted........................         6,173     7,162     7,469     7,474     7,483


                                                          At December 31,
                                        ---------------------------------------------------

                                           1995      1996       1997     1998       1999
                                           ----      ----       ----     ----       ----
                                                          (In thousands)
Balance Sheet Data:
Working capital                          $ 24,135  $ 41,557  $ 35,064  $ 33,376  $ 29,573
Total assets                               49,595    56,782    48,515    43,560    43,072
Long-term obligations                           -         -         -         -       481
Total stockholders' equity               $ 27,274  $ 47,355  $ 40,503  $ 38,425  $ 37,514


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

     The market for faxmodems has been characterized by rapid technological change, frequent product introductions, evolving industry requirements and short product life cycles. When component costs drop and competitive and enhanced products become available, the Company's products are susceptible to price decreases. The Company has a policy of offering price protection to certain of its retailer and distributor customers for some or all of their on-hand inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price and the Company's reduced price. In 1997, 1998 and to a lesser extent in 1999, the Company's results of operations were adversely affected by reductions in prices which resulted in relatively high charges for price protection. The impact of price reductions is mitigated by the Company's introduction of new products, the adoption of lower-cost technologies and product designs, and the implementation of other measures to reduce its manufacturing and other costs.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                 Years Ending December 31,
                                                             --------------------------------
                                                                1997       1998        1999
                                                                ----       ----        ----
Net sales..........................................             100.0%     100.0%      100.0%
Cost of goods sold.................................              87.3       72.8        62.9
                                                                -----      -----       -----
    Gross profit...................................              12.7       27.2        37.1
Operating expenses:
    Selling........................................              17.2       19.2        21.4
    General and administration.....................               7.7        8.1         9.9
    Research and development.......................               6.5        7.2        10.1
                                                                -----      -----       -----
    Total operating expenses.......................              31.4       34.5        41.4
                                                                -----      -----       -----
Operating income (loss)............................             (18.7)      (7.3)       (4.3)
     Other income (expense), net...................               1.1        1.7         1.2
                                                                -----      -----       -----
Income before income taxes.........................             (17.6)      (5.6)       (3.1)
     Income tax expense                                          (6.5)      (2.1)       (0.9)
(benefit)................................................
                                                                -----      -----       -----
Net income (loss)..................................             (11.1)%     (3.5)%      (2.2)%
                                                                =====      =====       =====

Year Ending December 31, 1999 Compared to Year Ending December 31, 1998

     Net Sales. Net sales increased 3.4% to $63.4 million in 1999 from $61.4 million in 1998. The Company's net sales to retailers and distributors in the United States were unchanged at $42.7 million in both 1998 and 1999. The Company's worldwide net sales to OEM customers decreased by 53.9% to $2.4 million, reflecting the Company's de-emphasis of the extremely price competitive analog modem OEM business. The Company's international sales to retailers and distributors increased by 36.6% to $18.5 million in 1999. The significant increase in international sales was primarily due to the purchase of the Hayes European modem business in March 1999.

     Gross Profit. Gross profit as a percentage of net sales increased to 37.1% in 1999 from 27.2% in 1998. Although average selling prices for modems declined year over year, the cost of materials and manufacturing costs, including product obsolescence, scrap expense, and manufacturing overhead, declined to a greater extent, yielding increased gross margin. In addition, channel price protection and consumer rebates were less of a negative impact on gross profit in 1999 than in 1998. Gross margin for all of 1999 and part of 1998 included the favorable impact of advantageously negotiated purchases of modem materials. This advantage continued to a lesser degree in the first quarter of 2000. The impact of the favorable purchases is realized as units are sold. The net impact on gross margin in 2000 is unclear.

     Selling Expenses. Selling expenses increased 15.0% to $13.6 million or 21.4% of net sales in 1999 from $11.8 million or 19.2% of net sales in 1998. The dollar increase was primarily the result of the selling expenses in Zoom's new Hayes European operation and increased advertising and promotion expense, primarily in the form of cooperative advertising programs with the resellers of Zoom modems.

     General and Administrative Expenses. General and administrative expenses increased 26.1% to $6.3 million or 9.9% of net sales in 1999 from $5.0 million or 8.1% of net sales in 1998. The added expense was primarily due to the general and administrative expenses in our new Hayes European operation, increased legal expenses, Hayes goodwill amortization, and higher personnel costs.

     Research and Development Expenses. Research and development expenses increased 44.4% to $6.4 million or 10.1% of net sales in 1999 from $4.5 million or 7.3% of net sales in 1998. The increase in expenses was primarily due to additional personnel and related expenses consistent with development of the Company's new and planned wireless and broadband product lines.

     Interest Income. Net interest income decreased to $546,329 in 1999 from $840,044 in 1998. The decrease was the result of the Company's lower average cash balances during 1999 compared to 1998.

     Other Income Net. Other income and non-interest income decreased to $190,999 in 1999 from $233,979 in 1998.

     Provision for Income Taxes. The Company's tax benefit of $587,935 in 1999 represents an effective tax rate of 29.4% compared to the 37% rate in 1998. The tax benefit rate decreased because Management has determined that it is more likely than not that certain state tax benefits will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors management recorded a valuation allowance against its deferred tax asset of $770,116. The valuation allowance was the result of management's assessment that some portion of the benefits from the net operating losses for state tax purposes incurred by the Company might not be realized in future periods.


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



Liquidity and Capital Resources

     On December 31, 1999 the Company had working capital of $29.6 million, including $10.4 million in cash and investment securities. The Company has received a commitment for a new secured $5 million line of credit that expires on April 1, 2003. The line of credit bears interest at the bank's prime rate. The line of credit outlined in the commitment letter is secured and contains certain financial and other covenants. The Company anticipates that the line of credit agreement will be signed by the end of the second quarter. The Company is in full compliance with all covenants. No amounts were outstanding under any lines of credit at December 31, 1999.

     In 1999 the Company's net cash used in operating activities was approximately $2.6 million (Note that the discussion of operating activities for cashflow purposes excludes the impact of acquired assets and liabilities in the Hayes acquisition). During that period accounts receivable decreased by $1.5 million. The decrease in accounts receivable was primarily due to improved collections in 1999 as compared to 1998. Other sources of cash in 1999 were depreciation and amortization of $1.3 million. These sources of cash were offset by the increase of inventories of $2.6 million, the reduction of accounts payable and accrued expenses of $0.8 million, the increase of $0.6 million of refundable income taxes, and the Company's $1.4 million net loss.

     The Company's capital expenditures in 1999 of approximately $0.9 million consisted primarily of the Company's purchases of computer hardware and software, purchases of other equipment and tooling, and continued renovations to its headquarters.

     During the year ended December 31, 1999 the Company entered into agreements with Hayes Microcomputer Products, Inc. to purchase various assets, rights, and inventory in a public bankruptcy auction for approximately $4.9 million, net of cash acquired. These purchases were primarily funded by the sales of investment securities sold during the year. See Note 6 to the Consolidated Financial Statements.

     The Company believes that its existing cash and investment securities, together with funds generated from operations and available sources of financing, will be sufficient to meet its normal working capital requirements for the next twelve months. There are no significant capital commitments.

Impact of Year 2000

     Year 2000 problems are the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by not recognizing "00" to mean the year 2000. In 1999, the Company completed its testing of all critical software and hardware systems and determined that all are Year 2000 compliant. Vendor certifications were received from all critical vendors indicating that they were either currently compliant or that they would be compliant by December 31, 1999. To date, the Company has not needed to implement any major system or software replacements due to the Year 2000 issue. The Company has not incurred and does not expect to incur any material direct costs associated with Year 2000 issues. The Company has not experienced and does not expect to experience any significant Year 2000 problems or interruptions. The Company cannot assure you that critical vendors and customers will not incur a Year 2000 problem or interruption, but the Company believes it has adequate computer file backup procedures and manual operating procedures that will enable it to continue the critical processes of our business.

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


Recently Issued Accounting Standards

     As of January 1, 1999 the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and applies to all non-governmental entities. The adoption of SOP 98-1 had no material impact on the Company's financial statements.

     In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.

     In December, 1999 the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. We are currently evaluating the impact of SAB 101 on the financial statements and related disclosures, which will be effective for the year ended December 31, 2000.

     The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for the fiscal years beginning after December 15, 1998. The adoption of this SOP is expected to have no impact on the Company's consolidated financial position or results of operations.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TELEPHONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

                                                                            Page
Index to Consolidated Financial Statements                                    27
Independent Auditors' Report                                                  28
Consolidated Balance Sheets as of December 31, 1998 and 1999                  29
Consolidated Statements of Operations for the years ending
December 31, 1997, 1998 and 1999                                              30
Consolidated Statements of Changes in Stockholders' Equity and
Comprehensive Income for the years ending December 31, 1997, 1998 and 1999 31 Consolidated Statements of Cash Flows for the years ending
December 31, 1997, 1998 and 1999                                              32
Notes to Consolidated Financial Statements                                    33
Schedule II:  Valuation and Qualifying Accounts for
Fiscal Years Ending December 31, 1997, 1998 and 1999                          48


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item appears under the caption "Executive Officers of the Registrant" in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed with the SEC in April 2000 pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation", in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed with the SEC in April 2000, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders which will be filed with the SEC in April 2000, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)            Financial Statements, Schedules and Exhibits:

      (1), (2) The financial statements and required schedules are indexed under Item 8.

      (3) Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

          2.1 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 8, 1999, filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 1999 Form 10-Q").*

          2.2 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 28, 1999, filed as Exhibit 2.2 to the March 1999 Form 10-Q. *

          3.1 Articles of Continuance, filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K"). *

          3.2 By-Law No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the 1991 Form 10-K. *

          3.3 By-Law No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the 1991 Form 10-K. *

       **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

       **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 ("the June 1996 Form 10-Q"). *

         10.3 Letter Agreement Regarding Revolving Line of Credit by and between Zoom Telephonics, Inc. and Fleet National Bank, filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("the 1997 Form 10-K"). *

         10.4 Loan Modification Agreement by and between Zoom Telephonics, Inc. and Fleet National Bank, filed as Exhibit 10.4 to the 1997 Form 10-K. *

         10.5 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q.*

         10.6 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

         10.7 Promissory Note issued by Zoom Telephonics, Inc. in favor of Fleet National Bank.

         10.8 Security Agreement between the Company and Fleet National Bank, filed as Exhibit 10.8 to the 1997 Form 10-K. *

       **10.9     Employment Agreement, filed as Exhibit 10.9 to the 1997 Form
                  10-K. *

         10.10 Second Loan Modification Agreement by and between Zoom Telephonics, Inc. and Fleet National Bank.

         11.      Statement re computation of per share earnings.

         21. Subsidiaries, filed as Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. *

         23.      Consent of KPMG LLP.

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


                                                 ZOOM TELEPHONICS, INC.
                                                 (Registrant)


                                                By: /s/ Frank B. Manning
                                                   ----------------------------
                                                     Frank B. Manning, President

Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                        Title(s)                                       Date




/s/ Frank B. Manning             Principal Executive Officer and                March 29, 2000
--------------------
Frank  B. Manning                Chairman of the Board




/s/ Robert A. Crist              Principal Financial and Accounting Officer     March 29, 2000
--------------------
Robert A. Crist




/s/ Peter R. Kramer              Director                                       March 29, 2000
--------------------
Peter R. Kramer




/s/ Bernard Furman               Director                                       March 29, 2000
-------------------
Bernard Furman



/s/ L. Lamont Gordon             Director                                       March 29, 2000
--------------------
L. Lamont Gordon



/s/ J. Ronald Woods              Director                                       March 29, 2000
--------------------
J. Ronald Woods


                                    ZOOM TELEPHONICS, INC.
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                         AND SCHEDULE

                                                                            Page

Independent Auditors' Report                                                  28
Consolidated Balance Sheets as of December 31, 1998 and 1999                  29
Consolidated Statements of Operations for the years ending
December 31, 1997, 1998, and 1999                                             30
Consolidated Statements of Changes in Stockholders' Equity
for the years ending December 31, 1997, 1998, and 1999                        31
Consolidated Statements of Cash Flows for the years ending
December 31, 1997, 1998, and 1999                                             32
Notes to Consolidated Financial Statements                                    33
Schedule II:  Valuation and Qualifying Accounts for Fiscal
Years Ending December 31, 1997, 1998, and 1999                                48

                                 Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Telephonics, Inc.:


     We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                             KPMG LLP



Boston, Massachusetts
February 8, 2000

                                    ZOOM TELEPHONICS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                               -----------------------
    Assets                                                     1998                1999

Current assets:
    Cash and cash equivalents                            $    5,324,579      $    7,218,500
    Investment securities                                    13,529,052           3,189,074
    Accounts receivable, net of reserves for doubtful
              accounts, returns, and allowances of
              $5,687,751 in 1998 and $4,855,850
              in 1999 (note 11)                               7,244,374           7,324,307
    Inventories (note 3)                                      8,893,269          12,388,866
    Refundable income taxes                                      63,378                   -
    Net deferred tax assets (note 10)                         3,226,233           3,968,970
    Prepaid expenses and other current assets                   230,355             560,869
                                                             ----------          ----------
              Total current assets                           38,511,240          34,650,586
                                                             ----------          ----------

Property, plant and equipment, net (note 4)                   3,748,303           4,211,921
Goodwill, net of accumulated amortization of
  $408,728 in 1998 and $1,005,273 in 1999 (note 6)            1,226,184           3,898,410
Other assets                                                     74,668             311,487
                                                             ----------          ----------
              Total assets                               $   43,560,395      $   43,072,404
                                                             ==========          ==========

    Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable                                     $    3,326,391      $    2,703,729
    Accrued expenses                                          1,808,637           2,373,817
                                                             ----------          ----------
             Total current liabilities                        5,135,028           5,077,546

Other non-current liabilities (note 6)                                -             480,775
                                                             ----------          ----------
              Total liabilities                               5,135,028           5,558,321

Stockholders' equity (note 9):
    Common stock, no par value. Authorized 25,000,000
      shares; issued and outstanding 7,474,871 shares
      at December 31, 1998 and 7,560,296 shares at
      December 31, 1999                                      25,190,579          25,780,231
    Retained earnings                                        13,180,234          11,771,478
    Accumulated other comprehensive income (loss)                54,554             (37,626)
                                                             ----------          ----------
             Total stockholders' equity                      38,425,367          37,514,083
                                                             ==========          ==========
             Total liabilities and stockholders'equity   $   43,560,395      $   43,072,404
                                                             ==========          ==========


See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ending December 31, 1997, 1998 and 1999

                                                      1997             1998            1999

Net sales (notes 11and 16)                      $   64,478,457   $  61,364,385   $  63,438,427
Cost of goods sold                                  56,298,264      44,651,448      39,899,952
                                                    ----------      ----------      ----------
                     Gross profit                    8,180,193      16,712,937      23,538,475
                                                    ----------      ----------      ----------
Operating expenses:
        Selling                                     11,103,437      11,800,948      13,571,083
        General and administrative                   4,956,916       4,976,433       6,275,827
        Research and development                     4,182,220       4,449,093       6,425,584
                                                    ----------      ----------      ----------
                     Total operating expenses       20,242,573      21,226,474      26,272,494
                                                    ----------      ----------      ----------

                     Operating loss                (12,062,380)     (4,513,537)     (2,734,019)
                                                    ----------      ----------      ----------

Interest income                                        503,680         840,044         546,329
Other, net                                             237,273         233,979         190,999
                                                    ----------      ----------      ----------
                     Total other income, net           740,953       1,074,023         737,328

                     Loss before income taxes      (11,321,427)     (3,439,514)     (1,996,691)

Income tax benefit (note 10)                        (4,189,266)     (1,287,420)       (587,935)
                                                    ----------      ----------      ----------

                     Net loss                    $  (7,132,161)   $ (2,152,094)  $  (1,408,756)
                                                    ==========      ==========      ==========

Net loss per share (note 2):
        Basic                                    $        (.95)   $       (.29)  $        (.19)
                                                    ==========      ==========      ==========

        Diluted                                  $        (.95)   $       (.29)  $        (.19)
                                                    ==========      ==========      ==========

Weighted average common and common
 equivalent    shares:
        Basic                                        7,468,758       7,474,371       7,482,586
                                                    ==========      ==========      ==========

        Diluted                                      7,468,758       7,474,371       7,482,586
                                                    ==========      ==========      ==========


See accompanying notes to consolidated financial statements.



                                    ZOOM TELEPHONICS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME




                                                                           Accumulated
                                                                              Other         Total
                                         Common Stock          Retained    Comprehensive Stockholders'
                                     Shares       Amount       Earnings    Income (loss)    Equity
                                     ---------  ----------    -----------  -------------  -----------
Balance at December 31, 1996         7,446,842  $24,890,468   $22,464,489             -   $47,354,957

Net loss                                     -            -    (7,132,161)            -    (7,132,161)
   Comprehensive income (loss)               -            -             -             -    (7,132,161)
Exercise of stock options (note 9)      25,529      204,232             -             -       204,232
Tax effect of exercises of
   nonqualified stock
   options (notes 9 and 10)                  -       75,567             -             -        75,567
                                   -----------  -----------   -----------   -----------   -----------

Balance at December 31, 1997         7,472,371   25,170,267    15,332,328             -    40,502,595

Net loss                                     -            -    (2,152,094)            -    (2,152,094)
Unrealized holding gain                      -            -             -        54,554        54,554
    Comprehensive income (loss)              -            -             -             -    (2,097,540)
Exercise of stock options (note 9)       2,500       20,312             -             -        20,312
                                   -----------  -----------   -----------   -----------   -----------

Balance at December 31, 1998         7,474,871   25,190,579    13,180,234        54,554    38,425,367

Net loss                                     -            -    (1,408,756)            -    (1,408,756)
Foreign currency translation
   adjustment                                -            -             -       (11,318)      (11,318)
Unrealized holding (loss)                    -            -             -       (80,862)      (80,862)
    Comprehensive income (loss)              -            -             -             -    (1,500,936)
Exercise of stock options (note 9)      85,425      487,330             -             -       487,330
Tax effect of exercises of
   nonqualified stock
   options (notes 9 and 10)                  -      102,322             -             -       102,322
                                   -----------  -----------   -----------   -----------   -----------

Balance at December 31, 1999         7,560,296  $25,780,231   $11,771,478   $  (37,626)   $37,514,083
                                   ===========  ===========   ===========   ===========   ===========



See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ending December 31, 1997, 1998 and 1999

                                                             1997             1998             1999
                                                             ----             ----             ----


Cash flows from operating activities:
       Net loss                                        $  (7,132,161)   $  (2,152,094)   $  (1,408,756)
       Adjustments to reconcile net loss to net
         cash provided by (used in)
         operating activities:
                  Depreciation and amortization            1,116,443        1,081,987        1,318,450
                  Net deferred income taxes                 (355,506)        (838,044)        (742,737)
                  Changes in assets and liabilities:
                    Accounts receivable                    5,604,628        6,121,039        1,461,240
                    Inventories                            7,023,226        3,141,080       (2,628,265)
                    Prepaid expenses and other
                      current assets                         400,118          (15,866)          56,315
                    Refundable income taxes               (2,574,963)       3,730,585           63,378
                    Accounts payable and accrued
                      expenses                            (1,414,519)      (2,877,649)        (911,873)
                    Tax benefit from exercise of
                      nonqualified stock options              75,567                -          102,322
                                                           ----------       ----------       ----------
                       Net cash provided by (used in)
                         operating activities              2,742,833        8,191,038       (2,689,926)
                                                          ----------       ----------       ----------
Cash flows from investing activities:
       Cash paid for the acquisition of Hayes,
         net of cash acquired                                      -                -       (4,912,258)
       Sales (purchases) of investment securities                  -      (13,474,498)      10,259,116
       Net investment in limited liability corporation             -                -         (276,000)
       Additions to licenses                                       -         (133,000)         (40,000)
       Additions to property, plant and equipment           (837,914)        (560,610)        (912,400)
                                                          ----------       ----------       ----------
                       Net cash provided by (used in)
                         investing activities               (837,914)     (14,168,108)       4,118,458
                                                          ----------       ----------       ----------

Cash flows from financing activities:
       Exercise of nonqualified stock options                204,232           20,312          487,330
                                                          ----------       ----------       ----------
                       Net cash provided by
                         financing activities                204,232           20,312          487,330
                                                          ----------       ----------       ----------

Effect of exchange rate changes on cash                            -                -         ( 21,941)

Net increase (decrease) in cash and cash equivalents       2,109,151       (5,956,758)       1,893,921
                                                          ----------       ----------       ----------

Cash and cash equivalents at beginning of year             9,172,186       11,281,337        5,324,579
                                                          ----------       ----------       ----------

Cash and cash equivalents at end of year               $  11,281,337    $   5,324,579    $   7,218,500
                                                          ==========       ==========       ==========






See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements
                        Years Ending December 31, 1997, 1998 and 1999

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

       (d)  Investment Securities
     On December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Previously, the Company's investments had maturities of less than ninety days. The Company's investment securities are classified as available-for-sale. Available-for-sale securities are stated at fair value and unrealized gains and losses are excluded from earnings, and are reported as a separate component of other comprehensive income until realized. The cost of securities sold is based on the specific identification method and interest earned is included in Other Income.

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

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements


       (g) Goodwill
     Goodwill resulted from the excess of cost over fair value of net assets acquired for the purchase of a product line in June 1996 and the Hayes acquisition in 1999 and are being amortized on a straight-line basis over 10 years and 5 years, respectively. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired product line are determined to be less than the carrying amount of goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of discounted estimated future cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. The assessment of recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (h)Income Taxes
     The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)Earnings (Loss) Per Common Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

                                      1997                     1998                    1999

Basic weighted
   average shares outstanding    7,468,758                7,474,371                7,482,586
Net effect of dilutive
   potential common
   shares outstanding, based
   on the treasury stock method      -                       -                        -
Diluted weighted
   average shares outstanding    7,468,758                7,474,371                7,482,586

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 83,573, 744,111 and 661,355 shares of common stock at December 31, 1997, 1998, and 1999, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

       (j)Revenue Recognition
     Sales are recognized upon shipment of products to customers, at which time the Company records provisions for returns, warranty and price protection.

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

      (l)Stock Based Compensation
     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

       (m)     Advertising Costs
     Advertising costs are expensed as incurred and reported in selling, general, and administrative expenses in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying consolidated balance sheets.

       (n)  Investments in Affiliates
     Investments in which the Company has no significant influence over the investee are accounted for under the cost method of accounting. Investments in which the Company exercises significant influence but which the Company does not control are accounted for under the equity method of accounting. Under the equity method, investments are stated at cost and are adjusted for the Company's share of earnings and losses, contributions and distributions.

(3)    Inventories

       Inventories consist of the following at December 31:

                                                      1998               1999
                                                   ---------         ----------
         Raw materials                         $   5,021,373     $    6,590,232
         Work in process                           1,764,123          1,175,463
         Finished goods                            2,107,773          4,623,171
                                                   ---------         ----------
                                               $   8,893,269     $   12,388,866
                                                   =========         ==========
(4)    Property, Plant and Equipment

       Property, plant and equipment consists of the following at December 31:
                                                                                    Estimated
                                                      1998               1999       useful
                                                                                    lives
                                                  ---------           ---------     --------
         Land                                  $     309,637      $     309,637        -
         Buildings and improvements                2,205,439          2,255,688     31.5 years
         Leasehold improvements                      470,777            470,777      5 years
         Computer hardware and software            2,156,984          2,673,724      3 years
         Machinery and equipment                     523,971          1,217,211      5 years
         Molds, tools and dies                     1,129,028          1,300,991      5 years
         Office furniture and fixtures               491,673            250,360      5 years
                                                   ---------          ---------
                                                   7,287,509          8,478,388
         Less accumulated depreciation             3,539,206          4,266,467
                                                   ---------          ---------
                                               $   3,748,303      $   4,211,921
                                                   =========          =========

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements

(5)     Lease Commitments

     In August 1996, the Company entered into a five-year lease for a manufacturing and warehousing facility in Boston, Massachusetts. At the end of the initial lease term, the Company has an option to extend the lease for an additional five years at a fair market value. In March of 1999, the Company acquired a ten-year lease for an office facility in Camberley, United Kingdom. Under non-cancelable operating leases, Zoom's total rent expense was $392,010, $334,469 and $420,086 for the years ending December 31, 1997, 1998, and 1999, respectively. Future minimum rental payments, excluding executory costs, required under these operating leases are as follows:
                                 Year                 Total

                                2000             $   491,974
                                2001             $   346,797
                                2002             $   143,548
                                2003             $   156,705
                                2004             $   157,902
                                2005-2008        $   486,865

(6)      Acquisition

     In March 1999 the Company entered into a series of independent agreements to purchase various assets, licenses, and inventory from Hayes Microcomputer Products, Inc. ("Hayes"). Hayes was engaged in the business of design, manufacture, and support of computer communications products for business, government, and consumers worldwide. On October 9, 1998 Hayes filed for reorganization under Chapter 11 of the United States Bankruptcy Code, Case No.98-2276 through 98-2281, in the United States Bankruptcy Court ("the Court") for the District of Delaware.

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

     The following summarizes the assets acquired and liabilities assumed in the series of transactions:
              Assets acquired:
                          Cash                                      $ 1,216,221
                          Accounts receivable                         1,530,589
                          Inventory                                     865,885
                          Property and equipment                        278,479
                          Goodwill (excess of cost over fair
                                    value of assets)                  3,268,770
                          Other assets                                  388,626
                                                                     ----------
                                                                    $ 7,548,570
                                                                     ==========
              Liabilities assumed:
                          Cash paid                                   6,128,479
                          Accounts payable                              554,861
                          Accrued expenses                              297,429
                          Negative Goodwill - other non-current
                                              liabilities               567,801
                                                                     ----------
                                                                   $  7,548,570
                                                                     ==========

                                                                     (Continued)
                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements

     The negative goodwill resulted from the purchase of the Hayes U.K. business, where the value of the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases. The negative goodwill is reflected on the Consolidated Balance Sheet as a non-current liability. The negative goodwill is being amortized on a straight-line method over five years.

(7)     Comprehensive Income

     Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income.

     The components of comprehensive income, net of tax, are as follows:

                                                       1998             1999
                                                     ---------        ----------

          Net loss                                $ (2,152,094)    $ ( 1,408,756)

          Foreign currency translation
           adjustment                                        -           (11,318)

          Net unrealized holding gain (loss)
           on investment securities                     54,554           (80,862)
                                                     ---------         ---------

          Comprehensive loss                      $ (2,097,540)    $  (1,500,936)
                                                     =========         =========

(8)     Credit Lines

     The Company has received a commitment for a new $5 million line of credit that expires on April 1, 2003. The line of credit bears interest at the bank's prime rate. The line of credit outlined in the commitment letter is secured and contains certain financial and other covenants. The Company anticipates that the line of credit agreement will be signed by the end of the second quarter. The Company is in full compliance with all covenants. No amounts were outstanding under any lines of credit at December 31, 1999.

(9)     Stock Option Plans

     At December 31, 1999 the Company had three stock option plans, which are described below:

       Employee Stock Option Plan
     The Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 2,800,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options shall be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price not less than the fair market value of the stock. The options are exercisable in accordance with terms specified by the Stock Option Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

                                                                    (Continued)
                             ZOOM TELEPHONICS, INC.
                   Notes to Consolidated Financial Statements


                                                                               Weighted average
                                                        Number of shares       exercise price

         Balance at December 31, 1996                         569,217             $   8.29
            Granted                                           196,650                 7.96
            Exercised                                         (19,529)                8.00
            Expired                                          (144,038)                8.81
                                                            ---------                -----

         Balance at December 31, 1997                         602,300                 8.07
            Granted                                           574,102                 6.53
            Exercised                                          (2,500)                8.12
            Expired                                           (43,900)                8.12
                                                            ---------                -----

         Balance at December 31, 1998                       1,130,002                 7.27
            Granted                                            65,000                 4.33
            Exercised                                         (80,775)                5.80
            Expired                                           (82,760)                7.06
                                                            ---------                -----

         Balance at December 31, 1999                       1,031,467             $   7.21
                                                            =========                =====

     The following table summarizes information about fixed stock options under the
Employee Stock Option Plan outstanding on December 31, 1999:


                              Options Outstanding                       Options Exercisable
                 --------------------------------------------     -------------------------------
                             Weighted Average
   Range of        Number       Remaining         Weighted            Number     Weighted Average
                                                   Average
Exercise Prices  Outstanding Contractual Life  Exercise Price      Exercisable    Exercise Price
 --------------   ---------  ----------------  --------------      -----------   ----------------
$ 3.50 to $5.25     475,327          1.70              $ 4.46          181,576            $  4.48
  5.25 to  7.00      36,775          1.30                6.88           32,275               6.88
  7.00 to  8.75     429,365          0.80                8.12          296,480               8.11
 15.75 to 17.50      90,000          0.30               17.50           90,000              17.50
 --------------   ---------          ----               -----          -------              -----
$4.13 to $17.50   1,031,467          1.20 years        $ 7.21          600,331            $  8.36
 ==============   =========          ====               =====          =======              =====

     The Company recognized a tax benefit of $75,567 and $102,322 in 1997 and 1999, respectively, upon the exercise of nonqualified stock options under the Employee Stock Option Plan. These benefits have been recorded as an increase to the value of common stock.

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

                                                                    (Continued)
                                ZOOM TELEPHONICS, INC.
                       Notes to Consolidated Financial Statements

                                                                               Weighted average
                                                         Number of shares       exercise price

         Balance at December 31, 1996                          54,000            $   11.76
            Granted                                            36,000                 8.69
            Exercised                                          (6,000)                8.00
            Expired                                           (12,000)                7.00
                                                               ------                -----

         Balance at December 31, 1997                          72,000                11.33
            Granted                                            36,000                 6.94
            Exercised                                               -                    -
            Expired                                           (36,000)               13.96
                                                               ------                -----

         Balance at December 31, 1998                          72,000                 7.39
            Granted                                            36,000                 4.95
            Exercised                                               -                    -
            Expired                                           (36,000)                7.88
                                                               ------                -----

         Balance at December 31, 1999                          72,000            $    5.93
                                                               ======                =====


     The following table summarizes information about fixed stock options under the Directors Plan on December 31, 1999:
                              Options Outstanding                       Options Exercisable
                 --------------------------------------------      ------------------------------

                             Weighted Average
   Range of        Number       Remaining         Weighted            Number     Weighted Average
                                                   Average
Exercise Prices  Outstanding Contractual Life  Exercise Price      Exercisable    Exercise Price
---------------  ----------- ----------------  --------------      -----------   ----------------
 $ 4.38 to 7.75       72,000         .8 years          $ 5.93           54,000             $ 6.06
   ============       ======        ===                  ====           ======               ====


1998 Employee Equity Incentive Stock Option Plan

     The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. In 1999 the Board of Directors increased the authorized number of shares available for grant under the 1998 Plan from 300,000 to 600,000 shares of common stock. Shares of common stock were registered for issuance under the 1998 Employee Equity Incentive Stock Option Plan in accordance with the Securities Act of 1933. Under this plan, stock options may be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price determined by the Stock Option Committee. In addition, in 1999, the Board of Directors authorized the Chief Executive Officer of the Company to grant up to an aggregate of 50,000 stock options to employees who are not executive officers or directors of the Company. All options under this grant have been at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Stock Option Committee or, in certain cases, the Chief Executive Officer. Options outstanding under this plan are as follows:

                                                                                (Continued)
                                    ZOOM TELEPHONICS, INC.
                            Notes to Consolidated Financial Statements

                                                                               Weighted average
                                                         Number of shares       exercise price

Balance at December 31, 1997                                        -          $           -
            Granted                                            27,650                   4.13
            Exercised                                               -                      -
            Expired                                                 -                      -

Balance at December 31, 1998                                   27,650                   4.13
            Granted                                           338,350                   4.26
            Exercised                                          (4,650)                  4.13
            Expired                                           (33,300)                  4.25

Balance at December 31, 1999                                  328,050          $        4.25

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 1999:

                              Options Outstanding                       Options Exercisable
                 --------------------------------------------      ------------------------------

                             Weighted Average
   Range of        Number       Remaining         Weighted            Number     Weighted Average
                                                   Average
Exercise Prices  Outstanding Contractual Life  Exercise Price      Exercisable    Exercise Price
---------------  ----------- ----------------  --------------      -----------   ----------------
 $ 4.13 to 4.31      328,050        2.2 years          $ 4.25            7,024             $ 4.13
   ============      =======        ===                  ====            =====               ====


     At December 31, 1999, there were 1,194,660 additional shares available for grant under all three stock option plans. The per share weighted-average fair value of stock options granted during 1997, 1998, and 1999 was $4.43, $3.70, and $4.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 expected dividend yield 0.0%, risk-free interest rate of 5.69%, volatility 70% and an expected life of 3.5 years; 1998 - expected dividend yield 0.00%, risk-free interest rate of 5.50%, volatility 88% and an expected life of 2.8 years; 1999 - expected dividend yield 0.00%, risk-free interest rate of 6.16%, volatility 90% and an expected life of 2.75 years.

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

                                                    1997              1998              1999

Net income (loss)            As reported          $(7,132,161)     $(2,152,094)     $(1,408,756)
                             Pro forma             (7,718,857)      (2,883,787)      (1,869,478)

Net income (loss) per share  As reported-basic    $     (0.95)     $      (.29)     $      (.19)
                             Pro forma-basic            (1.03)            (.39)            (.25)

                             As reported-diluted  $     (0.95)     $      (.29)     $      (.19)
                             Pro forma-diluted          (1.03)            (.39)            (.25)

                                                                     (Continued)
                             ZOOM TELEPHONICS, INC.
                     Notes to Consolidated Financial Statements

     Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

(10)   Income Taxes

       Income tax benefit attributable to loss from operations consists of:

                                                                 Current        Deferred          Total
         Year ending December 31, 1997:
            US federal                                       $  (3,842,852)  $    483,213    $  (3,359,639)
            State and local                                          9,092       (838,719)        (829,627)
                                                                ----------     ----------       ----------
                                                             $  (3,833,760)  $   (355,506)   $  (4,189,266)
                                                                ==========     ==========       ==========
         Year ending December 31, 1998:
            US federal                                       $     181,609   $ (1,295,053)   $  (1,113,444)
            State and local                                       (630,985)       457,009         (173,976)
                                                                ----------     ----------       ----------
                                                             $    (449,376)  $   (838,044)   $  (1,287,420)
                                                                ==========     ==========       ==========
         Year ending December 31, 1999:
            US federal                                       $      63,699   $   (532,146)   $    (468,447)
            State and local                                         (6,571)      (112,917)        (119,488)
                                                                ----------     ----------       ----------
                                                             $      57,128   $   (645,063)   $    (587,935)
                                                                ==========     ==========       ==========

     Income tax expense (benefit) was ($4,189,266), ($1,287,420), and ($587,935) for the years ending December 31, 1997, 1998 and 1999, respectively, and differed from the amounts as computed by applying the US federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                    1997           1998            1999

         Computed "expected" US tax benefit                   $ (3,849,285)  $ (1,169,435)   $    (678,980)
         Increase (reduction) in income taxes resulting from:
            State and local income taxes, net of federal
               income tax benefit                                 (547,555)      (114,824)         (78,862)
            Tax benefit from foreign sales corp.                         -              -                -
            Other, net                                             207,574         (3,161)         169,907
                                                                ----------     ----------       ----------
                                                              $ (4,189,266)  $ (1,287,420)   $    (587,935)
                                                                ==========     ==========       ==========

         Total income tax benefit was allocated as follows:
                                                                    1997           1998            1999

            Loss from operations                              $ (4,189,266)  $ (1,287,420)   $    (587,935)
            Stockholders' equity, for compensation expense
              for tax purposes in excess of amounts
              recognized for financial statement purposes          (75,567)             -         (102,322)
                                                                ----------     ----------       ----------
                                                              $ (4,264,833)  $ (1,287,420)   $    (690,257)
                                                                ==========     ==========       ==========

                                                                    (Continued)
                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements

              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
         December 31, 1997, 1998, and 1999 are presented below:

                                                                    1997           1998            1999
         Deferred tax assets:
         Inventories, primarily
           non-deductible reserves                            $    541,266   $  1,186,445    $   1,832,101

         Accounts receivable, primary
           returns and allowances                                  705,046      1,276,054          645,517
         Accrued expenses, principally
           provisions not currently
           deductible                                              335,489        234,473          367,761
         Net operating loss carryforwards
           and credits
                                                                   714,035        316,558        1,542,861
         Other                                                     118,732        212,703          350,846
                                                                ----------     ----------       ----------
         Total current gross deferred tax
           assets                                                2,414,568      3,226,233        4,739,086

         Less valuation allowance                                                                 (770,116)
                                                                ----------     ----------       ----------
         Total gross deferred tax assets                      $  2,414,568   $  3,226,233   $    3,968,970
                                                                ==========     ==========       ==========
         Deferred tax liability:
         Property, plant and equipment,
           principally due to differences in
           depreciation                                            (26,379)             -                -
                                                                ----------     ----------       ----------
         Net deferred tax assets                              $  2,388,189   $  3,226,233   $    3,968,970
                                                                ==========     ==========       ==========


             On December 31, 1999 the Company has federal and state net operating loss carryforwards of approximately $1,174,000 and $13,268,000, respectively. These federal and state net operating losses are available to offset future taxable income, and are due to expire beginning 2018 and 2002, respectively. The Company recorded a deferred tax asset valuation allowance against a portion of the deferred tax assets related to state net operating loss carryforwards which management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized.

(11)   Significant Customers

     One customer accounted for approximately 17% of net sales for the year ending December 31, 1997. Two customers accounted for approximately 20% and 14% of net sales for the year ending December 31, 1998. Two customers accounted for approximately 17% and 10% of net sales for the year ending December 31, 1999. On December 31, 1998, two customers comprised approximately 40% of net accounts receivable. On December 31, 1999, two customers comprised approximately 29% of net accounts receivable.

(12)   Financial Instruments

     The Company generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period.

                                                                     (Continued)
                                    ZOOM TELEPHONICS, INC.
                        Notes to Consolidated Financial Statements

     Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign gains and losses on the underlying exposures. During the years ending December 31, 1997, 1998 and 1999 foreign currency gains and losses were not material. At December 31, 1999, the Company's foreign currency-denominated net assets were not material. The Company has no involvement with derivative financial instruments.

(13)   Investment in Limited Liability Company

     In September 1999, the Company made an investment in a limited liability company ("LLC"). The Company granted the LLC the rights to a software license in exchange for 300,000 Class A shares of the LLC, which were valued by the Company at $300,000. The value at which the outside investors paid cash for shares received as part of the same equity infusion was used by the Company to value their shares received. A gain of $75,000 was recognized on the transaction, which was reported as other income in fiscal 1999.

(14)   Supplemental Disclosure of Cash Flow Information

                                                                  1997            1998           1999

           Cash paid during year for interest                 $          -   $          -    $           -
                                                                ==========     ==========       ==========

           Cash paid during year for income taxes             $      3,650   $          -    $           -
                                                                ==========     ==========       ==========

     The tax effect of the exercise of stock options resulted in increases to common stock and an increase in refundable income taxes of $75,567 in 1997 and $102,322 in 1999.

(15)    Dependence on Key Suppliers

     The Company produces its products using components or subassemblies purchased from third-party suppliers. In 1997, the Company purchased substantially all of its modem chipsets from a single supplier, Conexant (formerly Rockwell). Since 1998, the Company has also purchased chipsets from Lucent Technologies, with a goal of maintaining good supply relationships with both Conexant and Lucent. In 1999, the Company purchased substantially all of its modem chipsets from Lucent. An interruption in the delivery of these components could have a material adverse effect on the Company's results of operations.

(16)    Segment and Geographic Information

     During 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information."" The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's domestic net sales and export sales to Europe and other locations for 1997, 1998, and 1999 were comprised as follows:

                                     % of                        % of                        % of
                         1997        Total           1998        Total          1999         Total
                         ----        -----           ----        -----          ----         -----
North America       $ 52,227,550       81%      $ 47,855,062      78%       $ 44,974,780      71%

International         12,250,907       19%        13,509,323      22%         10,575,545      17%

UK-Zoom/Hayes                  -        -                  -       -           7,888,102      12%
                      ----------      ----        ----------     ----         ----------     ----
Total               $ 64,478,457      100%      $ 61,364,385     100%       $ 63,438,427     100%
                      ==========      ====        ==========     ====         ==========     ====


                                        EXHIBIT INDEX
          2.1      Asset  Purchase   Agreement   Between  Zoom   Telephonics,   Inc.  and  Hayes
                   Microcomputer  Products,  Inc.  dated March 8, 1999,  filed as Exhibit 2.1 to the  Quarterly  Report on Form 10-Q for the fiscal  quarter  ended  March 31,
                   1999 (the "March 1999 Form 10-Q").*

          2.2      Asset  Purchase   Agreement   Between  Zoom   Telephonics,   Inc.  and  Hayes
                   Microcomputer  Products,  Inc. dated March 28, 1999,  filed as Exhibit 2.2 to the March 1999 Form 10-Q.*

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

         10.3      Letter  Agreement  Regarding  Revolving  Line of Credit by and  between  Zoom
                   Telephonics,  Inc.  and Fleet  National  Bank,  filed as Exhibit  10.3 to the
                   Annual Report on Form 10-K for the fiscal year ended  December 31, 1997 ("the
                   1997 Form 10-K"). *

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

       **10.9      Employment Agreement, filed as Exhibit 10.9 to the 1997 Form 10-K. *

         10.10     Second Loan Modification Agreement by and between Zoom Telephonics,  Inc. and
                   Fleet National Bank.

         11.       Statement re computation of per share earnings.

         21.       Subsidiaries,  filed as Exhibit 21 to the Annual  Report on Form 10-K for the
                   fiscal year ended December 31, 1996. *

         23.       Report on Financial Statement Schedule and Consent of KPMG LLP.

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

    **             Compensation Plan or Arrangement.


     xhibit 23.  Report on Financial Statement Schedule and Consent of KPMG LLP




                   REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors;
Zoom Telephonics, Inc.


     The audits referred to in our report dated February 8, 2000, included the related financial statement schedule for each of the years in the three-year period ended December 31, 1999, included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to incorporation by reference in the registration statements (No. 33-42834, No. 33-90930, No. 333-60565, No. 33-90191 and No. 333-75575) on
Form S-8 of Zoom Telephonics, Inc. of our report dated February 8, 2000, relating to the consolidated balance sheets of Zoom Telephonics, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Zoom Telephonics, Inc.




                                                   KPMG LLP




Boston, Massachusetts
March 29, 2000