Form 10-Q
period 2000-03-31
ZOOM TELEPHONICS INC
filed 2000-05-12
CIK 822708

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                          FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2000

                                              or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from ______________ to ______________

                                Commission File Number 0-18672

                                    ZOOM TELEPHONICS, INC.
                    (Exact Name of Registrant as Specified in its Charter)

       Canada                                                    04-2621506
(State or Other Jurisdiction                                  (I.R.S. Employer
 of Incorporation or Organization)                          Identification No.)



207 South Street, Boston, Massachusetts                                02111
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

YES  [ X ]    NO [    ]

The number of shares outstanding of the registrant's Common Stock, No Par Value, as of May 10, 2000 was 7,474,547 shares.

                                    ZOOM TELEPHONICS, INC.

                                            INDEX

                                                                            Page

Part I. Financial Information

  Item 1. Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999                                             3

          Consolidated Statements of Operations for the Three
            Months Ending March 31, 2000 and 1999                             4

          Consolidated Statements of Cash Flows for the Three
            Months Ending March 31, 2000 and 1999                             5

          Notes to Consolidated Financial Statements                      6 - 8

  Item 2. Management Discussion and Analysis of
            Financial Condition and Results of Operations                9 - 12

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                                   12

          Signatures                                                         13

PART I - FINANCIAL INFORMATION

                                    ZOOM TELEPHONICS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                             03/31/00           12/31/99
                                                           (Unaudited)          (Audited)

    Assets

Current assets:

    Cash and cash equivalents                              $  8,118,943       $   7,218,500
    Investment securities                                     3,316,870           3,189,074
    Accounts receivable, net of reserves for doubtful
        accounts, returns, and allowances of $4,013,208 at
        3/31/00 and $4,855,850 at 12/31/99                    7,579,472           7,324,307
    Inventories                                               9,964,299          12,388,866
    Net deferred tax assets                                   4,827,197           3,968,970
    Prepaid expenses and other current assets                   540,522             560,869
                                                            -----------          ----------
              Total current assets                           34,347,303          34,650,586

Property, plant and equipment, net                            4,157,361           4,211,921
Goodwill, net of accumulated amortization of
  $1,210,797 at 3/31/00 and $1,005,273 at 12/31/99            3,717,621           3,898,410
Other assets                                                    256,000             311,487

              Total assets                                 $ 42,478,285       $  43,072,404
                                                             ==========          ==========

    Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable                                       $  1,892,865       $   2,703,729
    Accrued expenses                                          2,096,924           2,373,817
                                                              ---------           ---------

              Total current liabilities                       3,989,789           5,077,546
                                                              ---------           ---------

 Other non-current liabilities                                  454,234             480,775
                                                              ---------           ---------
              Total liabilities                               4,444,023           5,558,321
                                                              ---------           ---------


Stockholders' equity:
  Common stock, no par value. Authorized 25,000,000
  shares; issued and outstanding 7,744,547 shares
  at March 31, 2000 and 7,560,296 shares at
  December 31, 1999                                          27,233,477          25,780,231
  Retained earnings                                          10,830,063          11,771,478
  Accumulated other comprehensive income (loss)                 (29,278)            (37,626)
                                                             ----------          ----------

             Total stockholders' equity                      38,034,262          37,514,083



             Total liabilities and stockholders'equity     $ 42,478,285       $  43,072,404
                                                             ==========          ==========



See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.

                            Consolidated Statements of Operations
                                         (Unaudited)

                                                               Three  Months  Ending March  31,
                                                                  2000                1999
                                                                 ------              ------

Net sales                                                 $    13,618,052      $    11,387,407
Costs of goods sold                                             9,237,239            7,326,255
                                                              -----------          -----------

        Gross profit                                            4,380,813            4,061,152

Operating expenses:

        Selling                                                 2,942,538            2,499,399
        General and administrative                              1,345,922            1,375,255
        Research and development                                1,591,544            1,503,550
                                                              -----------          -----------
        Total operating expenses                                5,880,004            5,378,204
                                                              -----------          -----------

        Operating loss                                         (1,499,191)          (1,317,052)

Other income, net                                                 114,896              278,396

        Loss before income taxes                               (1,384,295)          (1,038,656)

Income tax benefit                                               (442,880)            (348,601)
                                                             ------------         ------------
        Net loss                                          $      (941,415      $      (690,055)
                                                              ===========         ============

Net loss per common share:

        Basic                                             $          (.12)     $          (.09)
                                                              ===========         ============

        Diluted                                           $          (.12)     $          (.09)            $
                                                              ===========         ============

Weighted average common and common equivalent shares:

        Basic                                                   7,640,064            7,474,871
                                                              ===========          ===========

        Diluted                                                 7,640,064            7,474,871
                                                              ===========          ===========



See accompanying notes to consolidated financial statements.

                                     ZOOM TELEPHONICS, INC.

                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                 Three Months Ending March 31,
                                                                     2000                1999
Cash flows from operating activities:
     Net loss                                                  $ (941,415)       $    (690,055)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:

            Depreciation and amortization                         378,364              332,689
            Deferred income taxes                                (442,880)            (348,959)
            Equity in losses of affiliates                         20,000                   -
            Changes in assets and liabilities:
                 Accounts receivable                             (281,354)           1,910,580
                 Inventories                                    2,421,575           (4,569,906)
              Prepaid expenses and other assets                    44,603             (136,363)
              Accounts payable and accrued expenses            (1,084,430)           1,770,811
                                                               ----------           ----------
                    Net cash provided by (used in) operating
                      activities                                  114,463           (1,731,203)
                                                               ----------           ----------


Cash flows from investing activities:
        Cash paid for the acquisition of Hayes                          -           (5,028,479)
        Cash acquired in the purchase of Hayes                          -            1,216,221
        Sale (purchase)of investment securities                  (124,836)           4,833,331
        Additions to licenses                                           -              (20,000)
        Additions to property, plant and equipment               (144,820)            (269,104)
                                                                 --------           ----------
                     Net cash provided by (used in)
                       investing activities                      (269,656)             731,969
                                                                ---------           ----------

Cash flows from financing activities:

     Exercise of nonqualified stock options                     1,035,255                    -
                                                                ---------           ----------
                     Net cash provided by financing activities  1,035,255                    -
                                                                ---------           ----------
Effect of exchange rate changes on cash                            20,381                    -
                                                                ---------           ----------

Net increase (decrease) in cash and cash equivalents              900,443             (999,234)

Cash and cash equivalents, beginning of period                  7,218,500            5,324,579
                                                                ---------           ----------

Cash and cash equivalents, end of period                     $  8,118,943        $   4,325,345
                                                                =========           ==========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                $          0        $           0
                                                                =========           ==========
     Income taxes                                            $          0        $           0
                                                                =========           ==========

Supplemental disclosures of non-cash operating activities:
     Tax benefit from exercise of nonqualified stock options $    415,347        $           0
                                                                =========           ==========

See accompanying notes to consolidated financial statements.

                             ZOOM TELEPHONICS, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Basis of Presentation

        The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

        The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ending March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ending March 31, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

        The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)     Earnings Per Share

        The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                        Three Months Ending March 31,
                                           2000              1999
                                      --------------   ----------------
        Basic:

           Net loss                    $ (941,415)       $  (690,055)

        Weighted average shares
          outstanding                   7,640,064          7,474,871
                                        ---------          ---------

        Net loss per share             $     (.12)       $      (.09)
                                        =========          =========

        Diluted:
            Net loss                   $ (941,415)       $  (690,055)

        Weighted average shares
          outstanding                   7,640,064          7,474,871

        Net effect of dilutive
          stock options based on
          the Treasury stock
          method using average
          market price                          -                  -

        Weighted average shares
          outstanding                   7,640,064          7,474,871
                                        ---------          ---------

        Net loss per share             $     (.12)       $      (.09)
                                        =========          =========


        Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 725,416 and 2,089 shares of common stock at March 31, 2000 and 1999, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(3) Inventories

             Inventories consist of the following:        March 31, 2000     December 31, 1999
                                                          --------------     -----------------

               Raw materials                               $ 5,118,340       $  6,590,232
               Work in process                               1,123,553          1,175,463
               Finished goods                                3,722,406          4,623,171
                                                             ---------         ----------

                                                           $ 9,964,299       $ 12,388,866
                                                             =========         ==========

(4)     Acquisition

        In March 1999 the Company entered into a series of separate agreements to purchase various assets, licenses, and inventory from Hayes Microcomputer Products, Inc ("Hayes"). Hayes engaged in the business of design, manufacture, and support of computer communications products for business, government, and consumers worldwide. On October 9, 1998 Hayes filed for reorganization under Chapter 11 of the United States Bankruptcy Code, Case No. 98-2276 through 98-2281, in the United States Bankruptcy Court ("the Court") for the district of Delaware.

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

              Assets acquired:
                          Cash                                      $ 1,216,221
                          Accounts receivable                         1,530,589
                          Inventory                                     865,885
                          Property and equipment                        278,479
                          Goodwill   (excess of cost over
                            fair value of assets)                     3,268,770
                          Other assets                                  388,626
                                                                      ---------
                                                                    $ 7,548,570

              Liabilities assumed:
                           Cash paid                                  6,128,479
                           Accounts payable                             554,861
                           Accrued expenses                             297,429
                           Negative Goodwill - other
                             non-current liabilities                    567,801
                                                                      ---------
                                                                   $  7,548,570

(5)     Comprehensive Income

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income (loss).

        The components of comprehensive loss, net of tax, are as follows:

                                               Three Months Ending March 31,
                                                   2000              1999

                                                -----------        ----------

                Net loss                        $  (941,415)       $ (690,055)
                Foreign currency
                 translation adjustment               5,389                 -

                Net unrealized holding
                 gain (loss) on investment            2,959           (36,792)
                 securities                     -----------        ----------
                Comprehensive loss              $  (933,067)       $ (726,847)
                                                ===========        ==========



(6)     Bank Credit Facility

        The Company has received a commitment for a new secured $5 million line of credit that would expire on April 1, 2003. The line of credit would bear interest at the bank's prime rate. The line of credit outlined in the commitment letter is secured and contains certain financial and other covenants. The Company anticipates that the line of credit agreement will be signed by the end of the second quarter.

(7)     Segment and Geographic Information

     The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales by major geographic location for the three months ending March 31, 2000 and 1999, respectively were comprised as follows:

                                Three Months                  Three Months
                                   Ending                        Ending

                               March 31, 2000    % of Total  March 31, 1999     % of Total
                               --------------    ----------  --------------     ----------


    North America                  $  9,497,033     70%       $    8,410,100       74%
    International excluding
      the United Kingdom              1,369,305     10%            2,433,783       21%
    United Kingdom                    2,751,714     20%              543,524        5%
                                     ----------   -----           ----------     -----
            Total                  $ 13,618,052    100%       $   11,387,407      100%
                                     ----------   -----           ----------     -----


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

            Zoom Telephonics, Inc. ("Zoom" or "the Company") recorded net sales of $13,618,052 and a net loss of $941,415 for the Company's first quarter ending March 31, 2000 compared to net sales of $11,387,407 and a net loss of $690,055 for the first quarter ending March 31, 1999. Earnings per share declined to a loss of $0.12 for the first quarter of 2000 from a loss of $0.09 for the first quarter of 1999.

            Net sales for the quarter ending March 31, 2000 were 20% higher than the prior year's first quarter. The increase was primarily due to higher unit sales of dial-up modems which was partially offset by a relatively small average selling price decline of 3%. The average selling price for dial-up modems was down 7% for Zoom brand modems, but only down 3% for the Company due to the higher average selling price of Hayes brand modems. The overall net sales increase compared to the quarter ending March 31, 1999 was comprised of relatively flat sales in North America and an increase of 34% in markets outside North America. The significant increase in international sales was primarily due to the growth in the United Kingdom.

        Gross profit as a percentage of net sales decreased to 32.2% in the quarter ending March 31, 2000 from 35.7% in the quarter ending March 31, 1999. The decrease was due primarily to the average selling price decline.

        Selling expenses in the first quarter of 2000 increased to $2,942,538 or 21.6% of net sales from $2,499,399 or 21.9% of net sales in the first quarter of 1999. The dollar increase was primarily the result of the selling expenses in Zoom's U.K. office and increased advertising and promotion expense, primarily in the form of cooperative advertising programs with the resellers of Zoom modems.

        General and administrative expenses were $1,345,922 or 9.9% of net sales in the first quarter of 2000 compared to $1,375,255 or 12.1% of net sales in the first quarter of 1999. Declines in legal and bad debt expenses were offset by expenses associated with the U.K. office and higher payroll costs.

         Research and development expenses increased to $1,591,544 or 11.7% of net sales in the first quarter of 2000 from $1,503,550 or 13.2% of net sales in the first quarter of 1999. The increase in expense was primarily due to increased payroll costs partially offset by reductions in consulting and outside services. The research and development organization has changed in the last year reflecting the broadening of the Company's non-modem product line and the expansion of the modem product line for DSL and cable broadband modems.

Liquidity and Capital Resources

          Zoom ended the first quarter of 2000 with a strong balance sheet, with stockholders' equity of $38,034,262 or $4.91 per share, with cash, cash equivalents, and investments of $11,435,813, and working capital of $30,357,514. In addition, the Company has received a commitment for a new secured $5 million line of credit that would expire on April 1, 2003. The line of credit would bear interest at the bank's prime rate. The line of credit outlined in the commitment letter is secured and contains certain financial and other covenants. The Company anticipates that the line of credit agreement will be signed by the end of the second quarter.

           Operating activities provided $114,463 in cash during the first three months of 2000. Cash was provided by the reduction of inventories of $2,421,575, the tax benefit from employees exercising stock options of $415,347, depreciation and amortization of $378,364, and reductions in prepaid expenses and other assets. Cash was used by the decrease in accounts payable and accrued expenses of $1,084,430, the net loss of $941,415, the increase in deferred income taxes of $442,880, and the increase of accounts receivable of $281,354.

         Cash from investing activities was primarily used to fund Zoom's capital expenditures of $144,820 during the first three months of 2000, which included purchases of recurring investments in computer software, computer equipment and continuing renovation of the Zoom headquarters, and the purchase of investment securities of $124,836. The Company does not have any significant capital commitments and it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year.

        During the first three months of 2000, the Company received cash from financing activities of $1,035,255 by the exercise of nonqualified stock options by employees and outside directors.

         The Company believes that its existing cash, together with funds generated from operations and available sources of financing, will be sufficient to meet normal working capital requirements for the rest of 2000. Additional financing may be needed in the event sales increase substantially or if significant losses are incurred.

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

        In December, 1999 the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. We believe that our revenue recognition policy is in compliance with SAB 101 and the adoption of SAB 101 had no material impact on the Company's financial statements.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform
       Act of 1995

        This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including without limitation the financial and other contributions expected, in connection with Zoom's acquisition of the Hayes modem assets referenced in this report, the future impact of advantageously negotiated modem materials, Zoom's anticipated introduction of its advanced cable and DSL modems and other broadband Internet access solutions, its potential as a significant player in the cable and DSL markets, Zoom's anticipation to continue to make modest investments in equipment and in improvements to its facilities during fiscal year 2000, and the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to meet normal working capital requirements for the remainder of fiscal year 2000.

        Actual results may be materially different than those expectations as a result of known and unknown risks, including: uncertainty of new product development and introduction, including budget overruns, project delays and the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; uncertainties inherent in financial projections that, by their nature, are based upon assumptions, many of which are not in the control of the company; Zoom's dependence on one or a limited number of suppliers for certain key components; early stage of development of the cable and DSL data communications markets, uncertainty of market growth of those markets; rapid technological change; competition; and other risks set forth in Zoom's filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.



 PART II - OTHER INFORMATION

ITEM 6 - Exhibits and reports on Form 8-K

          (a) Exhibit                 Description                     Page

              27.                     Financial Data Schedule          14

          (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2000

                             ZOOM TELEPHONICS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZOOM TELEPHONICS, INC.

Date: May 12, 2000                  By:       /s/ Frank Manning
                                        ----------------------------------------
                                        Frank B. Manning, President

Date: May 12, 2000                  By:       /s/ Robert Crist
                                        ----------------------------------------
                                        Robert Crist, Vice President of Finance
                                              and Chief Financial Officer
                                        (Principal Financial and Accounting
                                              Officer)