Form 10-Q
period 2000-06-30
ZOOM TELEPHONICS INC
filed 2000-08-14
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2000

                                              or

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

YES  [ X ]    NO [    ]


     The number of shares outstanding of the registrant's Common Stock, No Par Value, as of August 10, 2000 was 7,749,147 shares.

                             ZOOM TELEPHONICS, INC.
                                     INDEX


                                                                        Page

Part I. Financial Information

  Item 1. Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999                                         3

          Consolidated Statements of Operations for the Three
            Months and Six Months Ending June 30, 2000 and 1999           4

          Consolidated Statements of Cash Flows for the Six
            Months Ending June 30, 2000 and 1999                          5

          Notes to Consolidated Financial Statements                  6 - 8

  Item 2. Management Discussion and Analysis of
            Financial Condition and Results of Operations              9-11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     11


Part II. Other Information


  Item 6. Exhibits and Reports on Form 8-K                               13

          Signatures                                                     14

PART I - FINANCIAL INFORMATION

                                    ZOOM TELEPHONICS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                             06/30/00           12/31/99
                                                           (Unaudited)          (Audited)
    Assets

Current assets:
    Cash and cash equivalents                             $   6,041,597       $   7,218,500
    Investment securities                                     4,540,303           3,189,074
    Accounts receivable, net of reserves for doubtful
        accounts, returns, and allowances of $3,218,488 at
        6/30/00 and $4,855,850 at 12/31/99                    7,711,715           7,324,307
    Inventories                                               9,982,970          12,388,866
    Net deferred tax assets                                   5,263,804           3,968,970
    Prepaid expenses and other current assets                   958,626             560,869

             Total current assets                            34,499,015          34,650,586


Property, plant and equipment, net                            4,318,117           4,211,921
Goodwill, net of accumulated amortization of
  $1,416,351 at 6/30/00 and $1,005,273 at 12/31/99            3,487,332           3,898,410
Other assets                                                    245,736             311,487
                                                             ----------          ----------
              Total assets                                $  42,550,200       $  43,072,404
                                                             ==========          ==========


    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                      $   2,902,297       $   2,703,729
    Accrued expenses                                          2,059,067           2,373,817
                                                              ---------           ---------
             Total current liabilities                        4,961,364           5,077,546
                                                              ---------           ---------

 Other non-current liabilities                                  425,645             480,775
                                                              ---------           ---------
             Total liabilities                                5,387,009           5,558,321
                                                              ---------           ---------

Stockholders' equity:
  Common stock, no par value. Authorized 25,000,000
  shares; issued and outstanding 7,749,147 shares
  at June 30, 2000 and 7,560,296 shares at December
  31, 1999                                                   27,256,868          25,780,231
  Retained earnings                                           9,893,066          11,771,478
  Accumulated other comprehensive income (loss)                  13,257            (37,626)
                                                             ----------          ----------
             Total stockholders' equity                      37,163,191          37,514,083
                                                             ----------          ----------

             Total liabilities and stockholders' equity    $ 42,550,200       $  43,072,404
                                                             ==========          ==========

See accompanying notes to consolidated financial statements.

PAGE>

                                    ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Operations
                                         (Unaudited)



                                     Three Months Ending June 30,      Six Months Ending June 30,
                                     ----------------------------      --------------------------
                                          2000           1999            2000            1999
                                          ----           ----            ----            ----

Net sales                           $   13,256,208  $   15,837,559  $   26,874,260  $    27,224,966
Costs of goods sold                      8,670,740       9,969,263      17,907,979       17,295,518
                                        ----------      ----------      ----------       ----------
        Gross profit                     4,585,468       5,868,296       8,966,281        9,929,448

Operating expenses:
        Selling                          2,852,086       3,718,456       5,794,624        6,217,854
        General and administrative       1,454,477       1,636,341       2,800,399        3,011,597
        Research and development         1,814,165       1,806,134       3,405,709        3,309,684
                                        ----------      ----------      ----------       ----------
        Total operating expenses         6,120,728       7,160,931      12,000,732       12,539,135
                                        ----------      ----------      ----------       ----------
        Operating loss                  (1,535,260)     (1,292,635)     (3,034,451)      (2,609,687)

Other income, net                          168,173         115,666         283,069          394,062
                                        ----------      ----------      ----------       ----------
        Loss before income taxes       (1,367,087)     (1,176,969)      (2,751,382)      (2,215,625)

Income tax benefit                        (430,090)       (458,031)       (872,970)        (806,632)
                                        ----------      ----------      ----------       ----------
        Net loss                    $      936,997  $     (718,938) $   (1,878,412) $    (1,408,993)
                                        ==========      ==========      ==========       ==========
Net loss per common share:

        Basic                       $         (.12) $         (.10) $         (.24) $          (.19)
                                        ==========      ==========      ==========       ==========
        Diluted                     $         (.12) $         (.10) $         (.24) $          (.19)
                                        ==========      ==========      ==========       ==========
Weighted average common and
common equivalent shares:

        Basic                            7,745,147       7,474,871       7,692,606        7,474,871
                                        ==========      ==========      ==========       ==========
        Diluted                          7,745,147       7,474,871       7,692,606        7,474,871
                                        ==========      ==========      ==========       ==========


See accompanying notes to consolidated financial statements.

                                      ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)



                                                                      Six Months Ending June 30,
                                                                      --------------------------
                                                                         2000               1999
                                                                        ------             ------

Cash flows from operating activities:
     Net loss                                                       $   (1,878,412) $    (1,408,993)

     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                      754,567          731,611
        Deferred income taxes                                             (873,145)        (806,989)
        Equity in losses of affiliates                                      70,000               -
        Changes in assets and liabilities:
           Accounts receivable                                            (461,105)       1,423,477
           Inventories                                                   2,405,896       (3,636,903)
           Prepaid expenses and other assets                              (397,373)        (317,581)
           Accounts payable and accrued expenses                          (109,103)        (479,952)
                                                                        ----------       ----------
              Net cash used in operating activities                       (488,675)      (4,495,330)
                                                                        ----------       ----------

Cash flows from investing activities:
     Cash paid for the acquisition of Hayes, net of cash acquired               -        (3,812,258)
     Sale (purchase) of investment securities                           (1,341,168)       8,324,468
     Additions to licenses                                                 (15,000)         (40,000)
     Additions to property, plant and equipment                           (504,815)        (490,690)
                                                                        ----------       ----------
              Net cash provided by (used in) investing activities        (1,860,983)       3,981,520
                                                                        ----------       ----------

Cash flows from financing activities:
     Exercise of nonqualified stock options                              1,054,948               -
                                                                        ----------       ----------
              Net cash provided by financing activities                  1,054,948               -
                                                                        ----------       ----------
     Effect of exchange rate changes on cash                               117,807           (7,243)
                                                                        ----------       ----------

Net decrease in cash and cash equivalents                               (1,176,903)        (521,053)


Cash and cash equivalents, beginning of period                           7,218,500        5,324,579
                                                                        ----------       ----------

Cash and cash equivalents, end of period                            $    6,041,597  $     4,803,526
                                                                        ==========       ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
     Interest                                                       $            0  $             0
                                                                        ==========       ==========
     Income taxes                                                   $            0  $             0
                                                                        ==========       ==========

Supplemental disclosures of non-cash operating activities:
     Tax benefit from exercise of nonqualified stock options        $      421,690  $             0
                                                                        ==========       ==========

See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements
                                         (Unaudited)


(1) Basis of Presentation

     The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.
     The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three months and six months ending June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ending June 30, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)     Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:


                                      Three Months Ending June 30,       Six Months Ending June 30,

                                           2000            1999             2000            1999
                                       -----------      ----------      -----------      -----------


        Basic:
           Net loss                    $  (936,997)    $  (718,938)    $(1,878,412)     $(1,408,993)

        Weighted average shares
          outstanding                    7,745,147       7,474,871       7,692,606        7,474,871
                                        ----------      ----------      ----------       ----------
        Net loss per share             $      (.12)    $      (.10)    $      (.24)     $      (.19)
                                        ==========      ==========      ==========       ==========

        Diluted:
            Net loss                   $  (936,997)      $(718,938) $   (1,878,412)     $(1,408,993)

        Weighted average shares
          outstanding                    7,745,147       7,474,871       7,692,606        7,474,871

        Net effect of dilutive
          stock options based on
          the Treasury stock
          method using average                   -               -               -                -
          market price

        Weighted average shares
          outstanding                    7,745,147       7,474,871       7,692,606        7,474,871
                                        ----------      ----------      ----------       ----------
        Net loss per share             $      (.12)    $      (.10)    $      (.24)     $      (.19)
                                        ==========      ==========      ==========       ==========


     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 568,361 and 4,564 shares of common stock at June 30, 2000 and 1999, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(3) Inventories

             Inventories consist of the following:        June 30, 2000      December 31, 1999

               Raw materials                               $ 4,714,667       $  6,590,232
               Work in process                               2,207,697          1,175,463
               Finished goods                                3,060,606          4,623,171
                                                             ---------         ----------
                                                           $ 9,982,970       $ 12,388,866
                                                             =========         ==========



(4)     Comprehensive Income

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

        The components of comprehensive loss, net of tax, are as follows:



                                           Three Months Ending June 30,         Six Months Ending June 30,
                                         ---------------------------------   -------------------------------
                                             2000               1999              2000             1999
                                         --------------    ---------------   --------------    -------------

          Net loss                      $   (936,997)      $   (718,938)    $  (1,878,412)    $ (1,408,993)


          Foreign currency
           translation adjustment             35,433             64,805            40,822           64,805

          Net unrealized holding
           gain (loss) on investment           7,102            (35,245)           10,061          (72,037)
           securities
                                         --------------    ---------------   --------------    -------------

         Comprehensive loss             $   (894,462)     $    (689,378)    $  (1,827,529)    $ (1,416,225)
                                         ==============    ===============   ==============    =============


(5)     Bank Credit Facility

     In July, 2000 the Company secured a $5 million line of credit that expires on July 14, 2003. The line of credit bears interest at the bank's prime rate for funds withdrawn. The line of credit is secured by all of the assets of the Corporation, except the real property and contains certain financial and other covenants. There are no balances under any line of credit at June 30, 2000.

(6)     Segment and Geographic Information

     The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's domestic net sales and export sales to Europe and other locations for the three months ending June 30, 2000 and 1999, respectively were comprised as follows:





                     Three Months           Three Months            Six Months             Six Months
                        Ending     % of        Ending     % of        Ending     % of        Ending     % of
                    June 30, 2000  Total   June 30, 1999  Total   June 30, 2000  Total   June 30, 1999  Total

North America       $  9,123,456    69%   $  11,532,492    73%   $  18,620,489     69%  $  19,942,592     73%

International          1,906,616    14%       2,618,691    16%       3,275,921     12%      5,187,149     19%

UK-Zoom/Hayes          2,226,136    17%       1,686,376    11%       4,977,850     19%      2,095,225      8%
                      ----------   ----      ----------   ----      ----------    ----     ----------    ----

Total               $ 13,256,208   100%   $  15,837,559   100%   $  26,874,260    100%  $  27,224,966    100%
                      ==========   ====      ==========   ====      ==========    ====     ==========    ====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Zoom Telephonics, Inc. ("Zoom" or the "Company") recorded net sales of $13,256,208 and a net loss of $936,997 for the second quarter ending June 30, 2000 compared to net sales of $15,837,559 and a net loss of $718,938 for the second quarter ending June 30, 1999. The loss per share was $0.12 for Q2 2000 versus $0.10 for Q2 1999. The Company recorded net sales of $26,874,260 and a net loss of $1,878,412 for the six months ending June 30, 2000 compared to net sales of $27,224,966 and a net loss of $1,408,993 for the six months ending June 30, 1999. The loss per share was $0.24 for the first six months of 2000 versus $0.19 for the first six months of 1999.

     Net sales for Q2 2000 were 16.3% lower than net sales for Q2 1999. The decrease was primarily due to lower unit sales of dial-up modems combined with a reduction in dial-up modem average selling prices. The overall decrease was comprised of a 21% decline in North America non-OEM sales, a 14% decrease in International non-OEM sales, and a 68% increase in worldwide OEM sales. OEM sales were 8% of total sales in Q2 2000, up from 4% in Q2 1999, with the growth primarily due to a new embedded modem. Zoom gained market share for dial-up modems at major U.S. retailers tracked by PC Data, as Zoom's share of revenues went from 8.8% in Q2 1999 to 10.3% in Q2 2000.

     Net sales for the six months ending June 30, 2000 were 1.3% lower than the comparable period in the prior year. The overall decrease was comprised of a sales decline of 11% in North America non-OEM sales, a sales increase of 5.8% in International non-OEM sales, and an increase of 78% in worldwide OEM sales.

     Gross profit as a percentage of net sales decreased to 34.6% in Q2 2000 compared to 37.1% in Q2 1999. The decrease was due primarily to the fact that fixed overhead expenses were covered by lower revenues, and to increased obsolescence expenses.

     Gross profit as a percentage of net sales decreased to 33.4% in the six months ending June 30, 2000 compared to 36.5% in the six months ending June 30, 1999. The decrease was due to the year over year increase in obsolescence expense and to the reduced favorable impact of purchases of advantageously negotiated modem materials purchased primarily in the second half of 1998 and the first half of 1999. The favorable gross margin impact of the favorable material purchases is realized when units are sold. The favorable impact continued to a lesser extent in the first half of 2000.

     Selling expenses in Q2 2000 decreased to $2,852,086 or 21.5% of net sales compared to $3,718,456 or 23.5% of net sales in Q2 1999. The dollar decrease was primarily the result of reduced advertising and promotion expenses, partially due to a higher mix of OEM sales in Q2 2000.

     Selling expenses for the six months ending June 30, 2000 decreased to $5,794,624 or 21.6% of net sales compared to $6,217,854 or 22.8% of net sales in the six months ending June 30, 1999. The dollar decrease was primarily due to lower revenues, which generated lower freight delivery costs and lower commission expenses.

     General and administrative expenses decreased to $1,454,477 or 11.0% of net sales in Q2 2000 compared to $1,636,341 or 10.3% of net sales in Q2 1999. The dollar decrease was primarily due to a decline in legal expenses for defending the Company's trademarks and reduced G&A expenses in Zoom's U.K. office.

     General and administrative expenses declined in dollar terms to $2,800,399 or 10.4% of net sales for the six months ending June 30, 2000 from $3,011,597 or 11.1% of net sales for the six months ending June 30, 1999. The reduced expense was primarily due to reduced legal fees.

     Research and development expenses were relatively unchanged at $1,814,165 for Q2 2000 versus $1,806,134 for Q2 1999. R&D expenses as a percentage of sales increased from 11.4% for Q2 1999 to 13.7% for Q2 2000 due to lower revenues in Q2 2000.

     Research and development expenses were also relatively unchanged in dollar terms at $3,405,709 for the six months ending June 30, 2000 versus $3,309,684 for the six months ending June 30, 1999. R&D expenses as a percentage of sales increased from 12.2% for the first half of 1999 to 12.7% for Q2 2000 due to lower revenues in the first half of 2000.

Liquidity and Capital Resources

     Zoom ended the second quarter of 2000 with a strong balance sheet, with cash, cash equivalents, and investments of $10,581,900, working capital of $29,537,651, and stockholders' equity of $37,163,191 or $4.80 per share. In addition, the Company has a new secured $5 million line of credit that expires in 2003. The line of credit bears interest at the bank's prime rate for funds withdrawn. The line of credit contains certain financial and other covenants.

     Operating activities used $488,675 in cash during the first six months of 2000. Cash was negatively impacted by the net loss of $1,878,412, a $461,105 increase in accounts receivable, a $873,145 increase in deferred income taxes, a $397,373 increase in prepaid expenses and other assets, and a $109,103 decrease in accounts payable and accrued expenses. Cash was positively impacted by a $2,405,896 reduction of inventories, non-cash expenses for depreciation and amortization of $754,567, and a $70,000 non-cash loss in an investment in affiliates.

     Cashflow from investing activities included the purchase of investment securities of $1,341,168, additions to property, plant, and equipment of $504,815, and additions to licenses of $15,000. The Company does not have any significant capital commitments, and it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the year.

     During the first six months of 2000, the Company received cash from financing activities of $1,054,948 from the exercise of nonqualified stock options by employees and outside directors.

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

     In December, 1999 the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 will have an impact on the manner in which the Company records sales returns reserves. The Company is currently evaluating the impact on the financial statements of the adoption of this Staff Accounting Bulletin, which will be required to be adopted in the fourth quarter of 2000, but does not anticipate that the adoption will have a material impact on the results of operations or financial position of the Company.


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

Investment Rate Risk- The Company's investment portfolio includes debt instruments that are primarily United States government bonds and high grade corporate bonds of less than three years in duration. These bonds are subject to interest risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio also consists of certain commercial paper, which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments-, the Company does not believe that it has a material exposure to interest rate risk.


     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including without limitation the financial and other contributions expected, in connection with the future impact of advantageously negotiated modem materials, Zoom's anticipated introduction of its advanced cable and DSL modems and other broadband Internet access solutions, its potential as a significant player in the cable and DSL markets, Zoom's anticipation to continue to make modest investments in equipment and in improvements to its facilities during fiscal year 2000, and the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to meet normal working capital requirements for the remainder of fiscal year 2000.

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


 PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

     Zoom Telephonics, Inc. held its Annual Meeting of Shareholders on June 16, 2000. At the meeting, the shareholders approved (a) the re-election of the Board of Directors of Zoom Telephonics, Inc. and (b) the appointment of KPMG Peat Marwick LLP as Zoom's independent auditors for the year ending December 31, 2000.

     a) Election of Directors:

Nominee                   For                     Against              Abstain

Frank B. Manning          6,430,730               0                     69,995
Peter R. Kramer           6,432,330               0                     68,395
Bernard Furman            6,426,920               0                     73,805
J. Ronald Woods           6,432,080               0                     68,645
L. Lamont Gordon          6,428,860               0                     71,865

     b) Approval of the appointment of KPMG Peat Marwick as Zoom's independent auditors for the year ending December 31, 2000:


                          For                     Against              Abstain
Approval                  6,429,547               44,444                26,734


ITEM 6 - Exhibits and reports on Form 8-K


     (a) Exhibit Description Page

               10.1            Loan and Security Agreement            14-66

               10.2            Revolving Credit Note                  67-69



               27.             Financial Data Schedule                   70


     (b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2000

                            ZOOM TELEPHONICS, INC.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ZOOM TELEPHONICS, INC.


Date: August 14, 2000             By:     /s/ Frank Manning
                                      ----------------------------
                                      Frank B. Manning, President



Date: August 14, 2000             By:     /s/ Robert Crist
                                      ----------------------------
                                      Robert Crist, Vice President of Finance
                                               and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)