Form 10-Q
period 2000-09-30
ZOOM TELEPHONICS INC
filed 2000-11-14
CIK 822708

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2000

                                              or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, No Par Value, as of November 10, 2000 was 7,838,827 shares.

                             ZOOM TELEPHONICS, INC.
                                     INDEX


                                                                           Page

Part I. Financial Information

  Item 1. Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999                                            3

          Consolidated Statements of Operations for the Three
            Months and Nine Months Ending September 30, 2000 and 1999        4

          Consolidated Statements of Cash Flows for the Nine
            Months Ending September 30, 2000 and 1999                        5

          Notes to Consolidated Financial Statements                     6 - 8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9 - 11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        12


Part II.  Other Information

  Item 1. Legal Proceedings.                                                13


  Item 2. Changes in Securities and Use of Proceeds.                        13


  Item 6. Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14

          Exhibit 10.1     Letter Agreement                            15 - 16

          Financial Data Schedule                                           17

PART I - FINANCIAL INFORMATION

                                    ZOOM TELEPHONICS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                             09/30/00            12/31/99
                                                           (Unaudited)           (Audited)
                                                           -----------          ----------
    Assets
    ------

Current assets:
  Cash and cash equivalents                              $    3,099,459       $   7,218,500
  Investment securities                                       2,057,143           3,189,074
  Accounts receivable, net of reserves for
    doubtful accounts, returns, and allowances of
    $3,572,336 at 9/30/00 and $4,855,850 at 12/31/99         10,231,940           7,324,307
  Inventories                                                16,556,530          12,388,866
  Net deferred tax assets                                     5,382,951           3,968,970
  Prepaid expenses and other current assets                     508,760             560,869
                                                             ----------          ----------
             Total current assets                            37,836,783          34,650,586
                                                             ----------          ----------

Property, plant and equipment, net                            4,576,538           4,211,921
Goodwill, net of accumulated amortization of
  $1,621,905 at 9/30/00 and $1,005,273 at 12/31/99            3,281,777           3,898,410
Other assets                                                    180,737             311,487
                                                             ----------          ----------
             Total assets                                $   45,875,835       $  43,072,404
                                                             ==========          ==========


    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
  Accounts payable                                       $    5,728,020       $   2,703,729
  Accrued expenses                                            2,052,420           2,373,817
                                                             ----------          ----------
             Total current liabilities                        7,780,440           5,077,546
                                                             ----------          ----------

Other non-current liabilities                                   397,179             480,775
                                                             ----------          ----------
             Total liabilities                                8,177,619           5,558,321
                                                             ----------          ----------

Stockholders' equity:
  Common stock, no par value. Authorized 25,000,000
    shares; issued and outstanding 7,836,952 shares
    at September 30, 2000 and 7,560,296 shares at
    December 31, 1999                                        28,087,266          25,780,231
Retained earnings                                             9,843,241          11,771,478
Accumulated other comprehensive loss                           (232,291)            (37,626)
                                                             ----------          ----------
             Total stockholders' equity                      37,698,216          37,514,083
                                                             ----------          ----------

             Total liabilities and stockholders'equity   $   45,875,835       $  43,072,404
                                                             ==========          ==========

See accompanying notes to consolidated financial statements.

                                    ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Operations
                                         (Unaudited)

                                           Three Months Ending               Nine Months Ending
                                              September 30,                     September 30,
                                           2000            1999              2000            1999
                                           ----            ----              ----            ----

Net sales                             $ 16,542,659    $ 18,195,655      $ 43,416,919    $ 45,420,621
Costs of goods sold                     10,357,460      11,114,653        28,265,439      28,410,171
                                        ----------      ----------        ----------      ----------
        Gross profit                     6,185,199       7,081,002        15,151,480      17,010,450
                                        ----------      ----------        ----------      ----------
Operating expenses:
        Selling                          3,540,337       3,641,433         9,334,961       9,859,287
        General and administrative       1,600,510       1,619,574         4,400,908       4,626,571
        Research and development         1,255,801       1,546,310         4,661,511       4,855,994
                                        ----------      ----------        ----------      ----------
        Total operating expenses         6,396,648       6,807,317        18,397,380      19,341,852
                                        ----------      ----------        ----------      ----------
        Operating income (loss)           (211,449)        273,685        (3,245,900)     (2,331,402)
                                        ----------      ----------        ----------      ----------

Other income, net                          136,181          96,784           419,250         490,846
                                        ----------      ----------        ----------      ----------
        Income (loss) before
         income taxes (benefit)            (75,268)        370,469        (2,826,650)     (1,840,556)


Income tax (benefit) expense               (25,442)        275,641          (898,412)       (530,991)
                                        ----------      ----------        ----------      ----------
        Net income (loss)             $    (49,826)   $     94,828      $ (1,928,238    $ (1,309,565)
                                        ==========      ==========        ==========      ==========

Net loss per common share:

        Basic                         $       (.01)   $        .01      $       (.25)   $       (.18)
                                        ==========      ==========        ==========      ==========

        Diluted                       $       (.01)   $        .01      $       (.25)   $       (.18)
                                        ==========      ==========        ==========      ==========
Weighted average common and
  common equivalent shares:

        Basic                            7,798,674       7,475,018         7,642,795       7,474,920
                                        ==========      ==========        ==========      ==========

        Diluted                          7,798,674       7,541,438         7,642,795       7,474,920
                                        ==========      ==========        ==========      ==========

See accompanying notes to consolidated financial statements.

                                     ZOOM TELEPHONICS, INC.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                          Nine Months Ending September 30,
                                                          --------------------------------
                                                                2000                1999
                                                                ----                ----
Cash flows from operating activities:
    Net loss                                             $   (1,928,238)      $  (1,309,565)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                           1,162,025           1,050,197
      Deferred income taxes                                    (914,187)           (517,449)
      Equity in losses of affiliates                            120,000                   -
      Changes in operating assets and liabilities:
         Accounts receivable                                 (2,907,634)         (1,178,115)
         Inventories                                         (4,167,664)         (1,366,535)
         Prepaid expenses and other assets                       62,860             (55,989)
         Accounts payable and accrued expenses                2,702,806             131,215
                                                             ----------          ----------
           Net cash used in operating activities             (5,870,032)         (3,246,241)
                                                             ----------          ----------

Cash flows from investing activities:
   Cash paid for the acquisition of Hayes, net of cash
     acquired                                                         -          (4,912,258)
   Sale of investment securities                              1,162,757           9,481,963
   Additions to licenses                                              -             (40,000)
   Additions to property, plant and equipment                  (993,518)           (715,225)
                                                             ----------          ----------
           Net cash provided by (used in)
           investing activities                                 169,239           3,814,480
                                                             ----------          ----------

Cash flows from financing activities:
   Exercise of nonqualified stock options                     1,807,242              20,390
                                                             ----------          ----------
          Net cash provided by financing activities           1,807,242              20,390
                                                             ----------          ----------
Effect of exchange rate changes on cash                        (225,490)            (48,335)
                                                             ----------          ----------

Net increase (decrease) in cash and cash equivalents         (4,119,041)            540,294


Cash and cash equivalents, beginning of period                7,218,500           5,324,579
                                                             ----------          ----------

Cash and cash equivalents, end of period                 $    3,099,459       $   5,864,873
                                                             ==========          ==========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
     Interest                                            $            0       $           0
                                                             ==========          ==========
     Income taxes                                        $            0       $           0
                                                             ==========          ==========

Supplemental disclosures of non-cash operating activities:
     Tax benefit from exercise of nonqualified
     stock options                                       $      499,794        $      2,645
                                                             ==========          ==========

See accompanying notes to consolidated financial statements.

                                   ZOOM TELEPHONICS, INC.
                          Notes to Consolidated Financial Statements
                                         (Unaudited)


(1) Basis of Presentation

        The consolidated financial statements of Zoom Telephonics, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.
        The consolidated balance sheet as of September 30, 2000,the consolidated statements of operations for the three months and nine months ending September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ending September 30, 2000 and 1999 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
        The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)     Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                        Three Months Ending                 Nine Months Ending
                                            September 30,                      September 30,
                                          2000             1999             2000              1999
                                          ----             ----             ----              ----

        Basic:
           Net income (loss)          $    (49,826)   $     94,828      $ (1,928,238)   $ (1,309,565)


        Weighted average shares
          outstanding                    7,798,674       7,475,018         7,642,795       7,474,920
                                        ----------      ----------        ----------      ----------

        Net income (loss) per         $       (.01)   $        .01      $       (.25)   $       (.18)
          share                         ==========      ==========        ==========      ==========


        Diluted:
            Net income (loss)         $    (49,826)   $     94,828      $ (1,928,238)   $ (1,309,565)


        Weighted average shares
          outstanding                    7,798,674       7,475,018         7,642,795       7,474,920


        Net effect of dilutive
          stock options based on
          the Treasury stock
          method using average
          market price                           -          66,420                 -               -

        Weighted average shares
          outstanding                    7,798,674       7,541,438         7,642,795       7,474,920
                                        ----------      ----------        ----------      ----------
        Net income (loss) per
          share                       $       (.01)   $        .01      $       (.25)   $       (.18)
                                        ==========      ==========        ==========      ==========

        Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 505,381 and 14,153 shares of common stock at September 30, 2000 and 1999, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.


(3) Inventories

             Inventories consist of the following:        September 30,       December 31,
                                                              2000               1999
                                                              ----               ----

               Raw materials                             $   8,554,345       $  6,590,232
               Work in process                               5,670,008          1,175,463
               Finished goods                                2,332,177          4,623,171
                                                            ----------         ----------
                                                         $  16,556,530       $ 12,388,866
                                                            ==========         ==========

(4)     Comprehensive Income

        Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income (loss).

        The components of comprehensive loss, net of tax, are as follows:


                                              Three Months Ending                 Nine Months Ending
                                                 September 30,                       September 30,
                                              2000               1999             2000            1999
                                              ----               ----             ----            ----

          Net income (loss)               $  (49,826)        $   94,828       $ (1,928,238) $ (1,309,565)


          Foreign currency
           translation adjustment           (266,313)           (90,042)          (225,490)      (25,237)


          Net unrealized holding
           gain (loss) on investment
           securities                         20,765             (4,967)            30,825       (77,003)
                                            --------           --------         ----------    ----------

         Comprehensive loss               $ (295,374)        $     (181)      $ (2,122,903) $ (1,411,805)
                                            ========           ========         ==========    ==========


(5)     Bank Credit Facility

     In July 2000 the Company secured a $5 million line of credit that expires on July 14, 2003. The line of credit bears interest at the bank's prime rate for funds withdrawn. The line of credit is secured by all of the assets of the Corporation, except the real estate and contains certain financial and other covenants. There were no balances under this line of credit at September 30, 2000. The Company is currently negotiating to substantially increase its current line of credit and is also evaluating other sources of financing to provide additional working capital in the fourth quarter of 2000 and in 2001 for the expected high volume production of new broadband cable modem and DSL modem products. One potential source of financing that the Company is currently evaluating is obtaining a mortgage from a bank, secured by the Company's owned real estate in Boston, Massachusetts, in an amount equal to the lesser of $8 million or 60% of the appraised value of such owned real property in Boston, Massachusetts. The Company expects the terms to include a 1% commitment fee, no prepayment penalty, interest at the prime rate, and a 5 year term with payments based on a twenty year direct reduction amortization. The Company can provide no assurance that it will be able to increase its current line of credit or obtain a mortgage on favorable terms, or at all.


(6)     Segment and Geographic Information

     The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's domestic net sales and export sales to Europe and other locations for the three months ending September 30, 2000 and 1999, respectively, and for the nine months ending September 30, 2000 and September 30, 1999, respectively, were comprised as follows:


                  Three Months            Three Months            Nine Months             Nine Months
                     Ending                  Ending                  Ending                  Ending
                   September      % of     September      % of     September      % of     September      % of
                    30, 2000     Total      30, 1999     Total      30, 2000     Total      30, 1999     Total


North America     $  13,421,814    81%    $  13,427,158    74%    $  31,998,750    74%    $ 33,346,362     73%

International         1,412,849     9%        2,587,984    14%        4,703,690    11%       7,791,726     17%

UK                    1,707,996    10%        2,180,513    12%        6,714,479    15%       4,282,533     10%
                     ----------    ---       ----------    ---       ----------    ---      ----------     ---

Total             $  16,542,659   100%    $  18,195,655   100%    $  43,416,919   100%    $ 45,420,621    100%
                     ==========   ====       ==========   ====       ==========   ====      ==========    ====

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Results of Operations

     Zoom Telephonics, Inc. ("Zoom" or the "Company") recorded net sales of $16,542,659 and had a net loss of $49,826 for the third quarter ending September 30, 2000 compared to net sales of $18,195,655 and net income of $94,828 for the third quarter ending September 30, 1999. The loss per share was $0.01 for the third quarter of 2000 versus net income per share of $0.01 for the third quarter of 1999. The Company recorded net sales of $43,416,919 and a net loss of $1,928,238 for the nine months ending September 30, 2000 compared to net sales of $45,420,621 and had a net loss of $1,309,565 for the nine months ending September 30, 1999. The loss per share was $0.25 for the first nine months of 2000 versus a loss per share of $0.18 for the first nine months of 1999.

     Net sales for the third quarter ending September 30, 2000 were 9.1% lower than net sales for the comparable period in the prior year. The overall decrease was comprised of a 2% increase in North America non-OEM sales, a 54% decrease in international non-OEM sales, and a 114% increase in worldwide OEM sales. OEM sales were 9% of total sales in the third quarter of 2000, up from 4% in the third quarter of 1999, with the growth primarily due to a new embedded modem. Zoom gained market share for dial-up modems at major U.S. retailers tracked by PC Data, as Zoom's share of revenues went from 8.0% in the third quarter of 1999 to 11.9% in third quarter of 2000.

     Net sales for the nine months ending September 30, 2000 were 4.4% lower than the comparable period in the prior year. The overall decrease was comprised of a 4% decrease in North America non-OEM sales, a 19% decrease in international non-OEM sales, and a 97% increase in worldwide OEM sales. OEM sales were 8% of total sales in the third quarter of 2000, up from 4% in third quarter of 1999, with the growth primarily due to a new embedded modem.

     Gross profit as a percentage of net sales decreased to 37.4% for the three months ending September 30, 2000 compared to 38.9% for the three months ending September 30, 1999. Gross profit as a percentage of net sales decreased to 34.9% in the nine months ending September 30, 2000 compared to 37.5% in the nine months ending September 30, 1999. The decrease in the three months and the nine months ending September 30, 2000 was due primarily to the reduced favorable impact of purchases of advantageously priced modem materials purchased primarily in the second half of 1998 and the first half of 1999, the overall reduction of modem selling prices, the increase in OEM sales as a percentage of total sales, and the reduction in the required level of price protection reserves. The favorable gross margin impact of the favorable material prices is realized when units are sold. The favorable impact continued to a lesser extent in the first nine months of 2000.

     Selling expenses for the three months ending September 30, 2000 decreased to $3,540,337 or 21.4% of net sales compared to $3,641,433 or 20.0% of net sales for the three months ending September 30, 1999. Selling expenses for the nine months ending September 30, 2000 decreased to $9,334,961 or 21.5% of net sales compared to $9,859,287 or 21.7% of net sales for the nine months ending September 30, 1999. The decreases were primarily due to lower total sales volume and a higher mix of OEM sales, which lowered freight delivery costs and other selling expenses.

     General and administrative expenses remained relatively unchanged in dollar terms at $1,600,510 or 9.7% of net sales for the three months ending September 30, 2000 compared to $1,619,574 or 8.9% of net sales for the three months ending September 30, 1999. General and administrative expenses decreased to $4,400,908 or 10.1% of net sales for the nine months ending September 30, 2000 from $4,626,571 or 10.2% of net sales for the nine months ending September 30, 1999. The reduced expense was primarily due to reduced legal fees incurred for defending the Company's trademarks.

     Research and development expenses decreased to $1,255,801 for the three months ended September 30, 2000 compared to $1,546,310 for the three months ending September 30,1999. R&D expenses as a percentage of net sales decreased from 8.5% for the three months ending September 30, 1999 to 7.6% for the three month ending September 30, 2000. The reduced expense was primarily due to lower personnel costs in the third quarter ending September 30, 2000.

     Research and development expenses decreased to $4,661,511 for the nine months ending September 30, 2000 from $4,855,994 for the nine months ending September 30, 1999. R&D expenses as a percentage of net sales remained unchanged at 10.7% for the first nine months of 1999 and 2000. The reduced expense was primarily the result of lower personnel costs in the third quarter ending September 30, 2000.


Liquidity and Capital Resources

     At September 30, 2000, the Company had cash and cash equivalents of $3,099,459 compared to $7,218,500 at December 31, 1999, a decrease of $4,119,041. At September 30, 2000, the company had working capital of $30,056,343, compared to $29,573,037 at 12/31/99.

     The Company has an unused secured $5 million line of credit that expires in 2003. The line of credit bears interest at the bank's prime rate for funds withdrawn. The line of credit contains certain financial and other covenants. In addition, the line of credit is secured by all of the assets of the Corporation, except the real property. No amounts were outstanding under this line of credit as of November 13, 2000.

     Operating activities used $5,870,032 in cash during the first nine months of 2000 compared to $3,246,241 for the comparable prior period. Cash was negatively impacted by the net loss of $1,928,238, a $4,167,664 increase in inventories, a $2,907,634 increase in accounts receivable, and a $914,187 increase in deferred income taxes. Cash was positively impacted by a $2,702,806 increase in accounts payable and accrued expenses, a $62,860 decrease in prepaid expenses and other assets, non-cash expenses for depreciation and amortization of $1,162,025, and a $120,000 non-cash loss in an investment in affiliates.

     During the first nine months of 2000, cash flow from investing activities included the sale of investment securities of $1,162,757, additions to property, plant, and equipment of $993,518, compared to $715,225 for the comparable prior period. The Company currently does not have any significant capital commitments, and it anticipates that it will continue with modest investments in equipment and in improvements to its facilities during the remainder of fiscal 2000. The Company is, however, currently considering the purchase of additional real estate in Boston, Massachusetts to replace its current manufacturing facility, which it leases pursuant to a lease that is due to expire in October 2001. The purchase price for the real property is expected to be approximately $9 million, of which the Company would finance up to $ 7,000,000, which would be secured by a mortgage on the acquired property.

     During the first nine months of 2000, the Company received cash from financing activities of $1,807,242 from the exercise of nonqualified stock options by employees and outside directors, compared to $20,390 for the comparable prior period.

     As a result of the build up of inventory and the resulting use of cash, the Company now believes that its existing cash, together with funds generated from operations and current available sources of financing, will not be sufficient to fund the Company's operations for the rest of 2000. The Company is currently negotiating to substantially increase its current line of credit and is also evaluating other potential sources of financing. One potential source of financing that the Company is currently evaluating is obtaining a mortgage from a bank, secured by the Company's owned real estate in Boston, Massachusetts, in an amount of approximately $8 million. The Company expects the terms to include a 1% commitment fee, no prepayment penalty, interest at the prime rate, and a five year term with payments based on a twenty year direct reduction amortization. The Company can provide no assurance that it will be able to increase its current line of credit or obtain a mortgage or other financing on favorable terms, or at all.


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

     In December, 1999 the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 will have an impact on the manner in which the Company records sales returns reserves. The Company anticipates that the adoption of this Staff Accounting Bulletin, which will be required to be adopted in the fourth quarter of 2000, will have a material impact on the results of operations or financial position of the Company.


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


     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including without limitation the financial and other contributions expected, in connection with the future impact of advantageously negotiated modem materials, Zoom's increased market share in the dial-up modem market, Zoom's production of its advanced cable and DSL modems and other broadband Internet access solutions, its potential as a significant player in the cable and DSL markets, Zoom's ability to ship broadband products when demanded by customers, Zoom's anticipation to continue to make modest investments in equipment and in improvements to its facilities during fiscal year 2000, Zoom's purchase of real property for its manufacturing facilities, Zoom's ability to increase its current line of credit, Zoom's ability to obtain mortgage financing on its real estate in Boston, Massachusetts, and the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to fund the Company's operations .

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

     There have been no material developments in the quarter ending September 30, 2000.


ITEM 2. - Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities. On July 19, 2000, we sold 20,339 shares of our common stock to an executive officer for an aggregate consideration of $203. These shares are subject to a restricted stock purchase agreement pursuant to which the Company has the option to repurchase some or all of these shares if the executive officer voluntarily resigns from the Company or is terminated by the Company for cause. The shares were issued to the executive officer in connection with his hiring as a vice president. The Company did not register these securities under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act, relating to offers and sales by an issuer not involving any public offering.


ITEM 6 - Exhibits and reports on Form 8-K


          (a) Exhibit                 Description                       Page

                 10.1*                Letter Agreement                15 - 17


                 27.                  Financial Data Schedule              18

                 * Compensation plan or agreement.

          (b) Reports on Form 8-K
              No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2000.

                                         ZOOM TELEPHONICS, INC.



                                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ZOOM TELEPHONICS, INC.


Date: November 14, 2000                         By:       /s/ Frank Manning
                                                    Frank B. Manning, President



Date: November 14, 2000                         By:       /s/ Robert Crist
                                                    Robert Crist, Vice President
                                                     of Finance and Chief
                                                     Financial Officer(Principal
                                                     Financial and Accounting
                                                     Officer)