Form 10-K
period 2000-12-31
ZOOM TELEPHONICS INC
filed 2001-04-02
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
               (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
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

The aggregate market value of the common stock, no par value, of the registrant held by non-affiliates of the registrant as of March 23, 2001 (computed by reference to the closing price of such stock on The NASDAQ National Market on such date) was approximately $19,160,861.

The number of shares outstanding of the registrant's common stock, no par value, as of March 23, 2001 was 7,860,866 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the registrant's 2001 annual meeting of shareholders to be filed with the SEC in April 2001 are incorporated by reference into Part III, Items 10-12 of this Form 10-K.




CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These statements, which include statements relating to the timing and availability of products under development, our ability to market such products once developed, the anticipated growth or expansion of the markets for our products, and other matters that are subject to risks and uncertainties, could cause our actual results to differ materially from those anticipated. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report.


PART I


ITEM 1 - BUSINESS

Overview


     We design, produce and market dial-up and broadband modems, wireless local area network products, and other communications products.

     Our primary objective is to build upon our position as a leading supplier of Internet access devices and to take advantage of a number of current and emerging trends in computer connectivity including Internet access, higher data rates, broadband applications, and alternatives to traditional wired local area networks. We intend to achieve our objective by:

     o  building upon and exploiting our Zoom, Hayes and Global Village brands;
     o continuing to produce dial-up, cable and ADSL modems, wireless networking and gateway products;
     o expanding our current distribution channels of high-volume retailers, value-added resellers, Internet service providers, distributors, and original equipment manufacturers ("OEM");
        to also include cable service providers and telephone companies;
     o  expanding our international product line and distribution network;
     o maintaining low costs through cost-effective product designs, careful sourcing of components, and outsourced manufacturing; and
     o  exploring strategic acquisitions.

Our current products and products under development are as follows:

Dial-up Modems.

To date our revenues have come primarily from sales of our dial-up modems.
Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and video. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet and local area networks, at top data speeds of 56,000 bits per second. Our broad line of dial-up modems is available in internal, external and PCMCIA models. PCMCIA models plug into a PCMCIA slot, which is a standard slot typically found in a notebook or laptop computer. Most of our modems connect to a single telephone line, but we also make the Zoom/MultiLine modem which can connect to eight telephone lines.

In March and April of 1999, we acquired substantially all of the modem assets of Hayes Microcomputer Products, Inc., a former leader in the modem industry. In July, 2000, we acquired the trademark and product rights to Global Village products. Global Village is a leading modem brand for MacIntosh computers. We now sell and market dial-up modems under the Zoom, Hayes and Global Village names, as well as under various other private-label brands developed for some of our large accounts.

We also have a line of integrated services digital network products, which can transmit and receive data simultaneously at up to 128,000 bits per second. In late 2000, we introduced the following three integrated services digital network products, commonly referred to as ISDN products:

     o  a PCI model that plugs into the PCI slot of a Windows PC;
     o  a USB model that plugs into the USB port of a PC; and
     o  a serial port model that plugs into the serial port of a PC.

While we continue to believe there are opportunities to expand our dial-up modem business in the United States and worldwide, we are also developing new broadband, home gateway, and networking products, all of which provide faster connection speeds than dial-up modems.

Wireless Local Area Network Products.

Wireless local area network products enable the connection of a notebook or desktop computer to another computer or an existing local area network using a wireless data communication standard. We currently ship a variety of "ZoomAir" models of wireless products. We continue to develop and introduce a broad line of ZoomAir products, with the near-term focus on products with an 11 megabits per second ("Mbps") data rate using IEEE 802.11b, a wireless data communications standard.

Our ZoomAir line currently includes network interface cards that plug into either a PCMCIA or PCI slot. Another product, ZoomAir Access Point Software, connects wireless and wired networks together, provides network ID security, and allows wired and wireless network users to concurrently share a single Internet connection. We also recently began shipping building-to-building wireless bridges and an access point for connecting wireless network devices to a wired local area network. In 2001 we expect to introduce USB wireless network interface devices and a wireless gateway that enables wireless devices to share a broadband link to the Internet such as a cable modem or ADSL modem.

Cable Modems.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment at or near the cable service provider. In 2000 we received CableLabs certification for the following three cable modems:

     o a PCI model that plugs into the PCI slot of a PC, set-top box, or other electronic device;
     o an Ethernet model that plugs into the Ethernet port of a PC, router, or other electronic device; and
     o a Universal Serial Bus, or USB, model that plugs into the USB port of a Windows PC.

We began shipping a limited number of cable modems during 2000. We have also provided samples of our cable modem models to a number of cable service providers, PC manufacturers, original equipment manufacturers and retailers. We believe we are positioned to ship high volumes of cable modems if and when substantial orders are received.

ADSL Modems.

Asymmetric Digital Subscriber Line modems, known as ADSL modems, provide a high-bandwidth connection to the Internet through a standard telephone line that connects to compatible ADSL equipment in or near the central telephone office. In 2000 we completed the design of two ADSL modems, including a PCI model and a USB model. We began shipping a limited number of ADSL modem models during 2000. We have also provided samples of our ADSL modem models to telephone companies, Internet service providers, and retailers. We believe we are positioned to ship high volumes of ADSL modems if and when substantial orders are received.

Other Products.

In the early eighties we designed and produced dialers including the Demon Dialer(tm) and Hotshot(tm). We have a new generation of dialers incorporating proprietary technology, including patented technology that enables a single dialer to plug into a standard telephone jack and provide its capabilities to all the telephones on the same line. This type of dialer has a wide range of uses, including the ability to speed up and simplify access to low-cost long-distance networks.

Legal Status

We are a Canadian holding company. Our operations are carried out by our wholly-owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. Our principal executive offices are located at 207 South Street, Boston, MA 02111. We also have a sales and support office in the United Kingdom, and a support office in Boca Raton, Florida.


Industry Background

Demand for modems has grown significantly. We believe that this growth has been driven by a variety of factors including:

     o the increasing popularity of the Internet and on-line services such as America Online, Microsoft Network, and Earthlink;
     o the growing installed base of PCs and other portable information devices;
     o a significant increase in the percentage of PCs and portable information devices used for remote access to the Internet and corporate networks;
     o  the growing use of PCs outside the traditional office setting; and
     o advances in technology, which have improved the ability of PCs and portable information devices to create, capture, transfer, and manipulate data-intensive information, including graphic images and sound.


These trends have resulted in substantial dial-up modem unit sales, both for new PCs as bundled peripherals and for the installed base of PCs, as upgrades and first-time purchases. Substantially all dial-up modems sold for PCs are now faxmodems that have the ability to send and receive faxes, and many dial-up modems have enhanced voice capabilities and other enhanced extra features.

The rapid expansion of on-line services and the Internet has greatly increased the utility of PCs by making a multitude of information resources available to PC users. Dial-up modems are commonly used to remotely access these resources. As the transfer of large text files and data-intensive images like those on the World Wide Web become more pervasive, high data transmission speeds and other advanced modem features also become increasingly important to PC users.

Worldwide PC shipments continue to grow, and industry sources estimate that over 300 million PCs are installed worldwide. 56K dial-up modems are often bundled with a new PC, particularly in North America. However, some of the installed PCs have no dial-up modem, have a dial-up modem with a speed less than 56K, or have a 56K V.90 dial-up modem with inadequate performance or features. We believe there should continue to be substantial demand for after-market dial-up modems because:

     o there is a trend toward bundling very basic modems into PCs, and the data throughput and multi-tasking capabilities of the PC can be improved by buying a higher quality dial-up modem in the after-market; and
     o the new V.92 and companion V.44 standards should increase the percentage of people upgrading their dial-up modem.

V.92 will increase upstream data rates, lower the connection time at the beginning of the call, and allow people with call waiting to answer an incoming phone call while on-line, suspend their Internet session without closing it, participate in their phone call, and then re-activate their Internet session when the phone call is complete. V.44 compression can significantly speed up web browsing and other Internet applications. We believe that these advantages should cause a significant number of V.90 56K dial-up modem owners to upgrade to a V.92 dial-up modem in the after-market.

Advances in dial-up modem technology and lower dial-up modem prices have created rapid growth in the installed base of dial-up modems. As a result, the high-volume segment of the market has shifted from dial-up modems with a maximum speed of 2400 bps in 1987, to 33,600 bps in 1996 and 1997, to 56,000 bps today. Dial-up modems with high data speeds require less time to transmit text files and graphics, thereby reducing phone call costs and easing the use of data-intensive applications like World Wide Web browsing and remote access to corporate networks.

Other technological advances that are increasing the use of dial-up modems in personal computing include new voice-related capabilities, video telephony, and electronic mail. For example, voice modems can provide answering machine, voice mail and other voice-related functions by digitizing incoming voice signals for storage in a computer and by retrieving stored voice and sending it through the telephone network to a remote person or computer. As another example, video telephony enables the transmission of still or moving color images, either exclusively through the dial-up telephone network or through the Internet. Advances in computer software are also stimulating demand for dial-up modems with faster speeds and greater functionality and many popular versions of Windows include remote access, faxing and Internet access capabilities that can only be used with some type of dial-up modem.

We expect the demand for faster speeds and increased modem functionality will drive sales of new generations of "broadband" modems in the future, including cable modems and ADSL modems, particularly as after-market upgrades or as options for a new PC. In 2000 there were significant sales of dial-up, cable, and ADSL modems in the industry; and all three types of modems are expected by industry analysts to ship in high volume throughout this decade.

Zoom Strategy

We believe that the Zoom trade name is associated with high performance per dollar, breadth of product line, broad distribution, and product innovation. Our primary objective is to build upon our position as a leading supplier of modems and to take advantage of a number of current and emerging trends in computer connectivity, including Internet access, higher data rates, video telephony, and alternatives to traditional wired local area networks. Our strategy includes the following key elements:

Build Upon and Exploit Brand Equity.

Our Zoom, Hayes, and Global Village brands are widely recognized and respected. In addition, our marketing channels are extensive.

We believe that our success has been due in part to:

     o offering our customers a broad range of products that provide high performance per dollar,
     o supporting the installed base of our dial-up modems with multiple technical support options,
     o promoting our products through cooperative advertising with our retailer customers, and
     o  designing attractive and informative packaging for our products.

In December 2000 our dial-up modems had the second highest share of dial-up modem revenues in stores surveyed by PC Data. We intend to continue to enhance our brand equity by continuing to expand our marketing channels, advertising and promoting our products, and broadening our product offerings through our established sales channels.

Introduce Innovative PC Communications Products.

We attempt to identify new high-volume opportunities for PC communications, to develop competitively priced leading-edge products to address these opportunities, and to build upon and exploit our brand equity by delivering these products quickly and effectively through our sales channels. We were one of the first high-volume producers of dial-up faxmodems, voice dial-up faxmodems, video-capture-enabled dial-up faxmodems, and V.92 dial-up modems. One of our major initiatives is to provide broadband Internet access, and advanced local area networking products to allow people to share that bandwidth. This is an over all theme for our development plans for cable and ADSL modems, wireless networking, and Internet gateway products.

Expand Distribution Channels.

Our existing marketing and distribution channels are strong. We expect our marketing and distribution channels to continue to be an asset as we expand our product line. We recognize, however, that we will need to expand our channels to fit our new products. We are placing an increased emphasis on establishing relationships with cable companies, telephone companies, Internet Service Providers, and OEMs.

Expand International Sales.

We introduced our first dial-up modems in selected Western European countries in 1993. We now sell our products in approximately 50 countries. Our international sales (excluding sales to OEMs) have increased from 8% of net sales in 1994 to 25% of net sales in 2000. We hope to continue to expand our international product lines and distribution network.

Outsource Chipset Technology.

We outsource rather than internally develop our chipsets. Chipsets are application-specific integrated circuits that form the technology base for our modems and certain other products. By outsourcing the chipset technology, we are able to concentrate our research and development resources on system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. We currently buy dial-up modem chipsets exclusively from the two highest-volume dial-up modem chipset manufacturers, Agere Systems (formerly Lucent) and Conexant Systems (formerly Rockwell). Agere Systems and Conexant Systems have significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. We also buy chipsets from Globespan for some of our ADSL modems, and from Intersil for our ZoomAir wireless network interface cards.

Maintain Low Costs.

We continually seek ways to improve our product designs and manufacturing approach to reduce our costs. We outsource to contract manufacturers, primarily in Mainland China and Mexico, aspects of our manufacturing processes including board stuffing, wave soldering, in-circuit test, and for some products component purchasing. By outsourcing, we are able to reduce our labor costs and capital expenditures, and we have greater flexibility in our capacity planning.

Explore Acquisitions.

We believe that appropriate acquisitions can reduce the development risk associated with new product offerings, and that we can leverage our brand equity and existing sales channels to enhance the value of these acquisitions. Over the last five years we have been successful in acquiring products and assets from other entities. For example, in mid-1996, we acquired the products and certain other assets of Tribe Computer Works. In 1999 we acquired trademarks and substantially all of the dial-up modem product lines from Hayes Microcomputers Products, Inc. In 2000 we acquired trademarks and product rights for Global Village from Boca Research and Boca Global. We plan to continue to consider acquisitions of businesses, products or technologies complementary to our business.

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems and integrated services digital network, or ISDN, modems link PCs and portable information devices through the telephone network and connected networks, including the Internet and local area networks. Similarly, our cable modems use the cable-TV cable and our ADSL modems use the local telephone line, to provide a high-speed link to the Internet. Our video cameras are used primarily to communicate videos through the Internet. Our advanced networking products, including wireless local area network, or LAN, products, help to link PCs and other computing devices to each other and to the Internet. Starting with our acquisition of Tribe Computer Works in 1996, we began shipping business products that provide remote users shared access to the resources of a LAN, and connect users of the LAN to the Internet and to remote LANs and computers.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds of 56,000 bps, available in internal, external and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with any terminal or computer, including IBM PC-compatibles, the Macintosh and other computers. Our external models include desktop and multi-line modems that have up to eight modems in a compact enclosure. Our PCMCIA modems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, our modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. We began shipping pre-standard K56flex(tm) 56K modems in the second quarter of 1997. In February 1998, a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. V.90 is now widely deployed in equipment made by central site manufacturers, and most of our dial-up modem sales include V.90. We are now also shipping V.92 modems. We expect V.92 modems to take an increasing and ultimately large share of the dial-up modem market.

In March and April of 1999, we acquired substantially all of the modem assets of Hayes Microcomputer Products, Inc., a former leader in the modem industry. In July, 2000, we acquired the trademark and product rights to Global Village products. Global Village is a leading modem brand for MacIntosh computers. We now sell and market dial-up modems under the Zoom, Hayes and Global Village names, as well as under various other private-label brands developed for some of our large accounts.

The following sets forth some of the key features incorporated in one or more of our dial-up modems:

     o ZoomGuard(tm). ZoomGuard represents the protective circuitry added to our modems to improve their ability to withstand the effects of lightning striking a phone line to which the modem is connected. For most modem manufacturers, lightning is the number one cause of field failures.

     o PC Card Guard(tm). PC Card Guard represents the protective circuitry added to our PCMCIA modems to protect against destruction caused by plugging the modem into a digital PBX phone jack. We were one of the first companies to develop this useful feature.

     o Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval.

     o Channel 2(tm). Channel 2 is our trademark for a feature that works with the optional Call Waiting feature available from some phone companies. Channel 2 permits the modem to recognize an incoming call when the modem is on-line, so that the user can determine how to handle the call.

     o Distinctive Ring. Distinctive Ring is a service offered by telephone companies that assigns more than one phone number to a single phone line, with each number ringing differently. This service along with appropriate modem functionality allows someone to arrange for one phone number to be answered as a phone line, a second number to be answered as a fax line, and a third number to be answered as a data line. We have been issued a United States patent related to our distinctive ring technology.

     o Plug & Play. Microsoft's Windows software supports Plug & Play, a standard that is intended to allow the installation of Plug & Play-compatible peripherals like modems with limited hardware configuration by the end-user.

International Modems.

Most foreign countries have their own telecommunications standards and regulatory approval requirements for sales of communications products such as those we offer. As a result, the introduction of new products into international markets can be costly and time-consuming. In 1993, we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings internationally. We have received regulatory approvals for, and are currently selling dial-up modems in a number of countries, including Australia, Austria, Belgium, Denmark, Finland, Germany, Hungary, India, Ireland, Italy, Japan, the Netherlands, Poland, Portugal, Russia, Slovenia, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.

Multi-line Modems.

In 1996 we began shipping a family of multi-line dial-up modems targeted for local area network fax and data server applications, computer bulletin boards, multi-line voice mail, and other applications. The Zoom/MultiLine products hold up to eight voice dial-up faxmodems in one small external case that includes status indicators for each dial-up modem. The Hayes Century product line provides up to 16 dial-up modems in a single enclosure.

ISDN Products.

We have a family of modems for Integrated Service Digital Network, or ISDN, communications. ISDN is a telephone service that allows existing phone lines to be used to transmit data digitally. ISDN service permits much higher data transmission rates than conventional analog telephone service. Basic ISDN service provides two 64,000 bps channels and one 16,000 bps channel. The higher rates of data transmission achievable with ISDN can be particularly attractive for data-intensive applications such as the transmission of graphics and video images, World Wide Web browsing, or video telephony. In February 1997 we shipped our first ISDN product. We continue to expand our ISDN product line, particularly for Europe. In addition, we have integrated ISDN capability into some of our LAN-oriented business products, including the ZoomAir AP128 wireless access point.

We have a line of ISDN products, which can transmit and receive data simultaneously at up to 128,000 bits per second. In addition, in late 2000 we introduced the following ISDN products:

     o  a PCI model that plugs into the PCI slot of a Windows PC,
     o  a USB model that plugs into the USB port of a PC, and
     o  a serial port model that plugs into the serial port of a PC.

ADSL Modems.

Our ADSL modems incorporate the standards that are most popular with U.S. telephone companies and Internet Service providers, including G.DMT and G.Lite. In 2000, we designed and shipped our first ADSL modems, an external USB model and an internal PCI model. In 2001, we will seek to sell ADSL modems in high volume and to continue to extend our product line. In 2001, we also plan to introduce an Ethernet model.

Cable Modems.

In 2000, we were successful in obtaining CableLabs certification for three of our DOCSIS-standard cable modems - PCI, USB, and Ethernet models. This certification is important, particularly in the United States. The certification is time consuming, costly and very difficult to obtain. We now have one of the broadest lines of CableLabs-certified cable modems. In 2001 we will seek to sell cable modems in high volume and to continue to extend our product line.

Wireless LAN Products.

In December 1998 we began shipping the first models in our ZoomAir(tm) line of wireless local area network products. These products connect a notebook or desktop computer to another computer or an existing local area network using a wireless communication standard. Our most recent wireless LAN products provides an 11 Mbps data rate using the IEEE 802.11b standard. We currently ship network interface cards that plug into either a PCMCIA or PCI slot. Another product, ZoomAir Access Point Software, connects wireless and wired networks together, provides network ID security, and allows wired and wireless network users to concurrently share a single Internet connection. We recently began shipping building-to-building wireless bridges and an access point for connecting wireless network devices to a wired local area network. In 2001 we expect to introduce USB wireless network interface devices and a wireless gateway that enables wireless devices to share a broadband link to the Internet such as a cable modem or ADSL modem.

Full-Color Live-Motion Cameras and Other Video Products.

In late 1997, we shipped the Zoom/Video Cam, a full-color live-motion camera. The Zoom/Video Cam can be used for video phone calls, video conferences, video mail, and still image capture. We have limited product development in the video area, and our primary sales come from cameras that connect to a USB port. We expect the demand for video products will grow due to a number of factors including improved video technology, higher data communications bandwidth, faster PCs, and improved video-related software. We expect to introduce new camera products, but not to make a significant product development effort in this area.

Dialers.

Our dialers simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer-(tm), in 1981; and, in 1983, began shipping the Hotshot-(tm) dialer. As the dialer market decreased due to equal access, we focused on modems and other peripherals for the personal computer market. We have commenced shipping a new generation of dialers incorporating proprietary technology, and have one patent and another patent pending. Dialer products currently represent under 1% of Zoom's sales, but may become more important in the future.

Sales Channels

General

We sell our products primarily through high-volume retailers and distributors, and to PC manufacturers and other OEMs. We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of products. As we expand our product offerings, particularly in cable, ADSL and other broadband modems, we plan to expand and strengthen our market channels to include cable service providers, phone companies, and Internet Service Providers.

During 2000, Best Buy Co., Inc. accounted for 15% of our net sales and Staples, Inc. accounted for 11% of our net sales. A significant reduction in sales to these customers could have a material adverse effect on our business.

High-volume Retailers.

In the United States, we reach the PC retail market primarily through high-volume retailers. Our extensive United States retail distribution network includes Best Buy, Office Depot, PC Connection, Staples and many others. Personal Technology Research reported that in February 2001 Zoom brands had the second greatest amount of retail shelf space for dial-up modems in North America, and had gained share overall and relative to the leading brand in the prior year.

Distributors.

We sell significant quantities of dial-up modems through distributors, who often sell to corporate accounts, value-added resellers and other channels that are generally not served by our high-volume retailers. Our North American distributors include D&H Distributing, Gates-Arrow, Ingram Micro, Merisel, and Tech Data.

Original Equipment Manufacturers; OEMs.

Our OEM customers sell our products under their own name or incorporate our products as a component of their pre-packaged systems. In addition, our packaging design capability enables us to respond to an OEM's need for customized or generic products and packaging. We are responsive to the needs of personal computer manufacturers including on-time delivery of high-quality cost-effective products that are supported by strong documentation of the products and the products' quality.

International Channels.

In international markets, we sell our products primarily through independent distributors and retailers. Our international distributors include Actebis, Computer 2000, Criterium, Infotide International, Northamber, and others. Our major European high-volume retailers include Business Logic, Centromail, Dixons/PC World, and others. Our international net sales (including sales to OEMs located outside the United States) have grown from 8% in 1994 to 28% in 2000. Our revenues from international sales were $16.8 million in 2000, $18.5 million in 1999, and $13.5 million in 1998. We believe that our continued sales growth outside of the United States will require substantial additional investments of resources for product design and testing, regulatory approvals, production, marketing and tailoring of instruction manuals, packaging, and software development for various foreign languages.

Sales, Marketing and Support

Our sales, support, and marketing are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label products primarily through commissioned independent sales representatives managed and supported by our own staff. North American technical support is primarily handled from our Boston headquarters location and from our technical support offices in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom. Warehousing, customs clearance, shipping, and invoicing for the United Kingdom and some other European countries are primarily handled by contract with an unaffiliated specialist in these services located in England. For countries outside North America and Europe, our in-house staff typically works directly with country-specific distributors. Our worldwide OEM sales are primarily handled by our staff in the United States and United Kingdom, who are at times assisted by our sales staff or commissioned sales representatives.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, trade shows and public relations. We generally provide our high-volume retailers with funds to advertise our products in conjunction with the customers' general advertising. We believe that this type of advertising efficiently and effectively targets the end-user market for our products.

We attempt to develop quality products that are user-friendly and require minimal support. We support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who provide telephone support six days per week. We also employ an independent technical support team in the United Kingdom to support our European products five day per week. Our technical support specialists also maintain a significant World Wide Web support facility that includes email, firmware and software downloads, and the SmartFacts(tm) Q&A search engine. In 2001, we expect to expand our European technical support to enable users in other countries to access support in their own language. This support will be provided by our support staff in Boston, Florida, and the United Kingdom.

Research and Development

Our research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers, who work with us to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modem and other chipsets that incorporate sophisticated technology, thereby eliminating the need for us to develop this technology in-house. As of March 23, 2001, we had 46 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 1998, 1999, and 2000, we expended $4.4 million, $6.4 million and $6.2 million, respectively, on research and development activities. The increase in costs expended on research and development in 1999 and 2000 is primarily due to our initiatives in the broadband, advanced networking, and gateway product areas, including the costs associated with obtaining industry and governmental approvals for our new products.


Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly in China, Mexico, and the United States to help assure reduced costs, rapid market entry, short lead times, and reliability. In North America, we supply large kits of parts to one of several automated contract manufacturers. In China, our contract manufacturers will also obtain certain material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. The contract manufacturers insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our facilities in Boston, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing in our Boston office.

We usually use one primary contract manufacturer for a given design. We sometimes maintain back-up production tooling at a second assembler for our highest-volume products. Our contract manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, or other significant event at an assembler's facility could adversely affect our shipments and revenues.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. Currently Agere and Conexant are our only dial-up modem chipset suppliers, and Intersil is our only wireless chipset supplier. Due to capacity constraints, we have experienced delays in receiving shipments of modem chipsets in the past, and we may experience such delays in the future. Moreover, there can be no assurance that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs. An interruption in a chipset supplier's ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, or any other adverse change in our relationship with modem chipset suppliers could have a material adverse effect on our results of operations.

A substantial percentage of our manufacturing is done by Vtech
Communication LTD.("Vtech"). The loss of Vtech's services or a material adverse change in Vtech's business or in our relationship with Vtech could materially and adversely harm our business.

Competition

The PC communication products industry is intensely competitive and characterized by rapid technological advances and emerging industry standards, resulting in constant pricing pressures. These changes result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our failure to keep pace with technological advances would adversely affect our competitive position and results of operations.

Our primary competitors by product group include the following:

     o Dial-up modem competitors: US Robotics (a spin-off of 3Com), Actiontec, Askey, Best Data, Creative Labs, Elsa, GVC, and SONICblue.
     o  Cable modem competitors: 3Com, Com21, Motorola and Toshiba.
     o  DSL modem competitors:  3Com, Efficient Networks and Westell.
     o Wireless Local Area Network competitors: 3Com, Agere, Cisco Systems, Intel, Lucent,Linksys, and Proxim.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

     o  product performance, features and reliability;
     o  price;
     o  product availability and lead times;
     o  size and stability of operations;
     o  breadth of product line and shelf space;
     o  sales and distribution capability;
     o  technical support and service;
     o  product documentation and product warranties;
     o  relationships with providers of broadband access services; and
     o  compliance with industry standards.

We believe we are competitive in each of these areas.

Cable and ADSL modems transmit data at significantly faster speeds than dial-up modems, which still account for the vast majority of our revenues. Cable and ADSL modems, however, are generally more expensive than dial-up modems and cannot be used with conventional telephone service. In addition, the use of cable and ADSL modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and ADSL modems in the year 2000. In the year 2000, our competitors' cable and ADSL modem products were sold in the greatest number through cable service operators, phone companies, and Internet Service Providers. Large quantities of cable modems and ADSL modems are still not sold through retailers and distributors, our strongest market channels. We are attempting to sell our broadband products through these new sales channels, as well as our traditional sales channels. There can be no assurance that we will compete effectively, particularly in new market channels.

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have four patents and one pending patent application in the United States. There can be no assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

We license certain technologies used in our products, typically bundled software, on a non-exclusive basis. In addition we purchase chipsets that incorporate sophisticated technology. We have received, and may receive in the future, infringement claims from third parties relating to our products and technologies. We investigate the validity of these claims and, if we believe the claims have merit, we respond through licensing or other appropriate actions. Certain of these past claims have related to technology included in modem chipsets. We forwarded these claims to the appropriate vendor. If we or our component manufacturers were unable to license necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it.

Government Regulation

All of our North American products are required to meet United States and Canadian government regulations, including regulations of the United States Federal Communication Commission, known as the FCC, and Industry Canada, which regulate equipment, such as modems, that connects to the public telephone network. The FCC also regulates electromagnetic radiation emissions. For each of our products sold in most foreign countries, specific regulatory approvals must be obtained for matters such as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements and electromagnetic radiation and susceptibility requirements. We have received regulatory approvals for certain modems in Australia, Austria, Belgium, Bulgaria, China, Cypress, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, South Korea, Spain, Srilanka, Sweden, Switzerland, Turkey, and the United Kingdom. We expect to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon its business.

Seasonality

We believe our sales are somewhat seasonal, with increased sales generally occurring in mid-August through November. We expect that our quarterly results will continue to fluctuate in the future as a result of seasonality and other factors.

Backlog

Our backlog as of March 21, 2001 was $3.1 million, and on March 25, 2000 was $3.1 million. Our backlog for delivery of products within 120 days or less was $3.0 million as of March 21, 2001 and was $2.3 million on March 25, 2000. Orders included in backlog generally may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of December 31, 2000 we had 313 full-time employees (including employees hired on a temporary basis). Of this total, 51 were engaged in research and development, 152 were involved in purchasing, assembly, packaging, shipping and quality control, 72 were engaged in sales, marketing and technical support, and the remaining 38 performed accounting, administrative, management information systems, and executive functions. Our temporary employees were comprised of 15 individuals at December 31, 2000. Most of these temporary employees were employed in manufacturing. None of our employees are represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers, are set forth below:

Name                      Age          Position with Zoom
------------------------- ------------ --------------------------------------

Frank B. Manning          52           Chief Executive Officer, President and
                                       Chairman of the Board
Peter R. Kramer           49           Executive Vice President and Director
Robert A. Crist           57           Vice President of Finance and Chief
                                       Financial Officer
Terry J. Manning          49           Vice President of Sales and Marketing
Dean N. Panagopoulos      43           Vice President of Network Products
Deena Randall             47           Vice President of Operations
Richard Kumpf             51           Vice President of Engineering


Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Mr. Manning was a director of MicroTouch Systems, a NASDAQ-listed leader in touchscreen technology, since 1993 until their acquisition by 3M in early 2001. Since 1998 Mr. Frank Manning has also been a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts.

Peter R. Kramer is a co-founder of our Company. Mr. Kramer has been our executive vice president and a director since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975.

Robert A. Crist joined us in July 1997 as vice president of finance and chief financial officer. From April 1992 until joining us, Mr. Crist served in various capacities at Wang Laboratories, Inc., a computer software and services company, including chief financial officer for the Software Business. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation, including assistant corporate controller, corporate director of business planning and analysis, and corporate manufacturing and engineering controller. Mr. Crist earned his BA degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

Terry J. Manning joined us in 1984 and served as corporate communications director from 1984 until 1989 when he became the director of our sales and marketing department. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

Dean N. Panagopoulos joined us in February 1995 as director of information systems. In July 2000 Mr. Panagopoulos was promoted to the position of vice president of network products. From 1993 to 1995, Mr. Panagopoulos worked as an independent consultant. From 1991 to 1993, Mr. Panagopoulos served as director of technical services for Ziff Information Services, a major outsourcer of computing services. He attended the Massachusetts Institute of Technology from 1975 to 1978 and earned his BS degree in Information Systems from Northeastern University in 1983.

Deena Randall joined us in 1977 as our first employee. Ms. Randall has served in various senior positions within our organization and has directed our operations since 1989. Ms. Randall earned her BA degree from Eastern Nazarene College in 1975.

Richard Kumpf joined us in July, 2000 as vice president of engineering. From March 1995 until joining us Mr. Kumpf served in various capacities at Agilent Technologies(formerly Hewlett-Packard), most recently as general manger of the cable rf business unit. Prior to 1995 Mr. Kumpf served in various capacities at Motorola Inc., including the director of product development & information technology. Mr. Kumpf earned a BS degree in Engineering from Northeastern University in 1972 and an MS degree in Engineering from Washington University in St. Louis in 1974.


ITEM 2 - PROPERTIES

Our corporate headquarters occupies approximately 59,000 square feet out of approximately 72,000 square feet in adjacent, connected buildings at 201 and 207 South Street, Boston, Massachusetts. Approximately 13,000 square feet of this property is leased to third parties. We purchased these buildings in April 1993. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. This is a 20 year direct reduction mortgage. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. As of January 10, 2001, the rate of interest is 7.76%.

In August 1996, we entered into a five year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001, we exercised our option to extend this lease for an additional five years at the current market price. We are currently negotiating the price for this space for the new term. We believe that this space provides us with adequate and suitable manufacturing space for our current operations. We also believe that if we did not use all of this space, we would be able to sublet any unused space at this facility at or near our cost.

In March 1999, we assumed an office lease from Hayes Microcomputer
Products, Inc. at 430 Frimley Business Park, Camberly Surrey, UK. This ten-year lease expires in February 2008. Our monthly rent is $11,717.

In July, 2000, we entered into a sublease as a tenant at will for approximately 4,500 square feet at 1601 Clint Moore Road, Boca Raton, Florida. We primarily use this facility as a technical support facility. Our monthly rent is $2,344. We entered into this sublease when we acquired the modem assets of Global Village and Boca Global.


ITEM 3 - LEGAL PROCEEDINGS

No material litigation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.




PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol "ZOOM." The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the NASDAQ National Market.

Fiscal Year Ending December 31, 1999                   High            Low


        First Quarter...............................$  5.500        $  3.344
        Second Quarter............................     7.375           3.500
        Third Quarter............................      6.250           4.000
        Fourth Quarter..............................  13.250           4.031


Fiscal Year Ending December 31, 2000

        First Quarter...........................    $ 18.875        $  7.188
        Second Quarter..............................  14.125           4.250
        Third Quarter............................     10.500           5.813
        Fourth Quarter..............................   8.125           3.125

As of March 23, 2001, there were 7,860,866 shares of our common stock outstanding and approximately 264 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2000.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our bank line of credit restricts the payment of cash dividends.

Limitations Affecting Holders of Common Stock

An investment in our common stock which results in a change in control of Zoom may be subject to review and approval under the Investment Canada Act (Canada), if the person acquiring control is not a Canadian person; provided, however, that if the person acquiring control is a national of a World Trade Organization member country (which includes the United States), then the investment will not be subject to review under the Investment Canada Act so long as our gross assets have an aggregate value of less than $160 million Canadian. This process may have the effect of delaying or preventing the change in control of our business.

Under the Canada Business Corporations Act, at least one-third of the members of the board of directors and any committees of the board of directors must be resident Canadians. If our gross revenues generated in Canada were greater than 5% of our total gross revenues, then one-half of our board and committee members would have to be resident Canadians.

Certain Income Tax Considerations

The following summary is based on the tax laws of the United States and Canada in effect on the date of this report, and is subject to changes in United States and Canadian law, including changes that could have retroactive effect. The summary is further based on the Convention between Canada and the United States of America with respect to Taxes on Income and on Capital, as amended (the "Convention"), the published administrative practices of Canada Customs and Revenue Agency, Taxation and the Internal Revenue Service and judicial decisions, all of which are subject to change. The discussion summarizes some tax considerations relevant to individual and corporate holders of common stock who, for income tax purposes, are resident in the United States and not in Canada, hold common stock as capital assets, and do not use or hold the common stock in carrying on business through a permanent establishment or in connection with a fixed base in Canada. These shareholders are referred to in this section as US shareholders. The tax consequences of holding the common stock by individuals or corporations who are not US shareholders may differ substantially from the tax consequences discussed herein. The summary does not take into account the tax laws of the various provinces or territories of Canada or the tax laws of the various state and local jurisdictions in the United States.

The summary is intended to be a general description of the Canadian and United States tax considerations. It does not take into account the individual circumstances of any particular holder of common stock. Therefore, shareholders should consult their own tax advisors with respect to the tax consequences of holding our common stock.

Canadian Federal Income Tax Considerations

Any dividends on our common stock paid or credited, or deemed to be paid or credited to US shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to US shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of our voting shares, the applicable withholding tax is 5% for dividends paid or credited.

Capital gains realized on the disposition of common stock by US shareholders will not be subject to tax under the Income Tax Act (Canada) (the "Tax Act") unless the common stock is taxable Canadian property (other than treaty-protected property) within the meaning of the Tax Act. Common stock will generally not be taxable Canadian property to a holder unless, at any time during the 60 month period immediately preceding a disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of Zoom. If the common stock is considered taxable Canadian property to a holder, the Convention will generally exempt US shareholders from tax under the Tax Act in respect of a disposition of common stock provided the value of our shares is not derived principally from real property situated in Canada. Neither Canada nor any province thereof currently imposes any estate taxes or succession duties.

United States Federal Income Tax Considerations

US shareholders generally will treat the gross amount of any cash dividends we pay, without reduction for the Canadian withholding tax, as dividend income for United States federal income tax purposes to the extent of our current or accumulated earnings and profits. If the dividend distribution is paid in Canadian dollars, the dividend will be includable in income when received in an amount equal to the United States dollar value, on the date of distribution, of the amount so distributed; any gain or loss on the conversion of the distribution into US dollars will be ordinary in nature. Subject to the limitations set forth in Section 904 of the Internal Revenue Code of 1986, as amended (the "Code") (which limits the extent to which a United States taxpayer may credit against its United States federal income tax liability any taxes paid by it to a foreign country), the Canadian tax withheld or paid with respect to distributions on our common stock generally may be credited against the United States federal income tax liability of a US shareholder if such holder makes an appropriate election for the taxable year in which such taxes are paid or accrued; alternatively, a shareholder who does not elect to credit any foreign taxes paid during the taxable year may deduct such taxes in such taxable year. In addition, a US shareholder that is a domestic corporation that owns 10% or more of our common stock and receives a dividend and elects to credit foreign taxes is deemed to have received (and to have paid as a foreign tax eligible for the foreign tax credit, subject to the limitations of Section
904) a portion of the foreign taxes we paid. Because the foreign tax credit provisions of the Code are complex, shareholders should consult their own tax advisors when claiming foreign tax credits. Dividends paid on our common stock will generally not be eligible for the dividends received deduction otherwise allowed to United States corporate shareholders.

The sale of common stock generally will result in the recognition of gain or loss to a US shareholder in an amount equal to the difference between the amount realized and the holder's adjusted basis in the common stock. Gain or loss upon the sale of common stock will be short-term or long-term capital gain or loss, depending on whether the shares have been held for more than one year.

ITEM 6 - SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The statement of operations data for the years ending December 31, 1998, 1999, and 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this report. The statement of operations data of the Company for the years ending December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997, and 1998 have been derived from consolidated financial statements of the Company, which have been audited by KPMG LLP and are not included in this report. The statement of operations data and the balance sheet data of the Company for the years ending December 31, 1996, 1997, 1998, and 1999 have been reclassified to reflect a change in the Company's accounting for sales returns in accordance with the guidance in the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                      Years Ending December 31,
                                        -----------------------------------------------------
                                          1996       1997       1998        1999       2000
                                              (In thousands) except per share amounts
Statement of Operations Data:
Net sales..........................     $ 97,762   $ 63,816   $ 61,894    $ 64,088   $ 59,750
Cost of goods sold.................       77,370     55,636     45,181      40,550     39,404
                                          ------     ------     ------      ------     ------
       Gross profit................       20,392      8,180     16,713      23,538     20,346
Operating expenses:
       Selling.....................       10,216     11,103     11,801      13,571     12,714
       General and administrative..        3,674      4,957      4,976       6,276      6,228
       Research and development....        2,940      4,182      4,449       6,425      6,249
                                          ------     ------     ------      ------     ------
       Total operating expenses....       16,830     20,242     21,226      26,272     25,191
                                          ------     ------     ------      ------     ------
       Operating income (loss) .....       3,562    (12,062)    (4,513)     (2,734)    (4,845)
Other income net ..................          293        741      1,074         737        469
                                          ------     ------     ------      ------     ------
       Income (loss) before income taxes   3,855    (11,321)    (3,439)     (1,997)    (4,376)
Income tax expense (benefit).......        1,375     (4,189)    (1,287)       (588)    (1,299)
                                          ------     ------     ------      ------     ------
       Net income (loss)..............     2,480     (7,132)    (2,152)     (1,409)    (3,077)
                                          ======     ======     ======      ======     ======
Earnings (loss) per common and
 Common equivalent share:
       Basic..........................  $   0.35   $  (0.95)  $  (0.29)   $  (0.19)  $  (0.40)
                                          ======     ======     ======      ======     ======
       Diluted........................  $   0.35   $  (0.95)  $  (0.29)   $  (0.19)  $  (0.40)
                                          ======     ======     ======      ======     ======

Weighted average common and
 common equivalent shares:
    Basic..........................        7,068      7,469      7,474       7,483      7,757
    Diluted........................        7,162      7,469      7,474       7,483      7,757


                                                           At December 31,
                                        -----------------------------------------------------
                                           1996       1997       1998       1999       2000
                                                          (In thousands)
Balance Sheet Data:
Working capital                         $ 41,557   $ 35,064   $ 33,376    $ 29,573   $ 29,374
Total assets                              56,782     48,515     43,560      43,072     46,960
Long-term obligations                         -          -          -          481        369
Total stockholders' equity                47,355     40,503     38,425      37,514     36,747


     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below.


Overview

We were established in 1977, and initially produced and marketed speed dialers and other specialty telephone accessories. We shipped our first dial-up modem in 1983 and our first dial-up faxmodem in 1990. Sales of dial-up faxmodems and related products now comprise substantially all of our revenues. We sell our dial-up modems and related products both domestically and internationally through high-volume retailers and distributors, and to PC manufacturers and other OEMs. In 2000, we began shipping samples of our cable and ADSL modems, predominately to cable operators and telecommunications companies worldwide.

Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, including the overall state of the PC and PC communications markets, pricing and other competitive conditions, the timing of orders, market acceptance of our or our OEM customers' products, the timing of the announcement and introduction of new products by us and our competitors, variations in our product mix and component costs, variations in the proportion of sales made to retailers, distributors and OEMs, the financial health and inventory levels of our customers, seasonal promotions by us, our customers and competitors, the timing of expenditures in anticipation of future sales, the timing of product development costs, the availability of materials and labor necessary to produce our products and general economic conditions. We also believe that our sales are seasonal, with increased sales generally occurring in the fourth quarter reflecting holiday sales. We expect that our quarterly operating results will continue to fluctuate in the future as a result of these and other factors.

We continually seek to improve our product designs and manufacturing approach in order to reduce our costs. We pursue a strategy of outsourcing rather than internally developing our faxmodem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate out research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new and innovative products while maintaining a relatively low level of research and development expense as a percentage of sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our fixed labor costs and capital expenditures, and to provide us with greater flexibility in its capacity planning.

Our gross margins are typically significantly higher for our branded product sales to retailers and distributors, both in the United States and internationally, than for sales to OEMs. However, the increased margins for sales to retailers and distributors are generally offset by higher operating expenses associated with those sales than for sales to OEMs. These increased operating expenses typically include costs for cooperative advertising, technical support, and sales commissions.

The market for dial-up faxmodems has been characterized by rapid technological change, frequent product introductions, evolving industry requirements and short product life cycles. When component costs drop and competitive and enhanced products become available, our products are susceptible to price decreases. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all of their on-hand inventory, whereby when we reduces our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price. In 1997, 1998 and to a lesser extent in 1999 and 2000, our results of operations were adversely affected by reductions in prices which resulted in relatively high charges for price protection. The impact of price reductions is mitigated by our introduction of new products, the adoption of lower-cost technologies and product designs, and the implementation of other measures to reduce our manufacturing and other costs.

Our statement of operations data for the years ending December 31, 1998 and 1999 have been reclassified to reflect a change in our accounting for sales returns in accordance with the guidance in the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". There was no net impact on our previously reported gross margins or net income (loss).

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                  Years Ending December 31,
                                                            -----------------------------------
                                                                 1998        1999       2000
                                                                 ----        ----       ----
Net sales..........................................             100.0%      100.0%     100.0%
Cost of goods sold.................................              73.0        63.3       65.9
                                                                -----       -----      -----
    Gross profit...................................              27.0        36.7       34.1
Operating expenses:
    Selling........................................              19.1        21.2       21.3
    General and administration.....................               8.0         9.8       10.4
    Research and development.......................               7.2        10.0       10.5
                                                                -----       -----      -----
    Total operating expenses.......................              34.3        41.0       42.2
                                                                -----       -----      -----
Operating loss.....................................              (7.3)       (4.3)      (8.1)
    Other income, net.............................                1.7         1.2         .8
                                                                -----       -----      -----
Loss before income taxes...........................              (5.6)       (3.1)      (7.3)
    Income tax benefit                                           (2.1)       (0.9)      (2.2)
                                                                -----       -----      -----
Net loss...........................................              (3.5)%      (2.2)%     (5.1)%
                                                                =====       =====      =====

Year Ending December 31, 2000 Compared to Year Ending December 31, 1999

Net Sales. Our net sales decreased 6.8% to $59.8 million in 2000 from $64.1 million in 1999. Our sales decline resulted from overall lower average selling prices for our products, which offset an approximate 7% increase in unit sales in 2000 compared to 1999. In both 2000 and 1999, more than 90% of our sales were dial-up modem products.

Our net sales to retailers and distributors in the United States decreased by 5.9% to $40.2 million in 2000. Our sales decline was considerably less than the total retail market sales decline of dial-up modems in the USA. According to PC Data, a point-of-sale market tracking organization for the computer industry, our market share of dial-up modems at surveyed USA retailers increased in 2000 versus 1999 both in dollars and in unit sales.

Our worldwide net sales to OEM customers increased by 84.7% to $4.5 million in 2000, reflecting our first significant sale in the OEM embedded modem market.

Our international sales to retailers and distributors decreased by 21.0% to $15.0 million in 2000.

Gross Profit. Gross profit as a percentage of net sales decreased to 34.1% in 2000 from 36.7% in 1999. Our average selling prices declined year over year by more than 10%. Materials cost and manufacturing cost were also reduced but they could not be reduced to the same extent, yielding a gross profit reduction.

Selling Expenses. Selling expenses decreased 6.3% to $12.7 million in 2000 from $13.6 million in 1999. Selling expenses as a percent of net sales increased slightly to 21.3% in 2000 from 21.2% in 1999. The dollar decrease was primarily the result of reduced selling expenses in our United Kingdom office and reduced commissions.

General and Administrative Expenses. General and administrative expenses decreased .8% to $6.2 million in 2000 from $6.3 million in 1999. General and administrative expenses as a percent of net sales increased to 10.4% in 2000 from 9.8% in 1999. The dollar decrease was primarily due to the result of reduced legal expenses, administrative support costs in our office in the United Kingdom, and bad debt expense, which were partially offset by increases in depreciation and amortization expenses and employee health insurance.

Research and Development Expenses. Research and development expenses decreased 2.8% to $6.2 million in 2000 from $6.4 million in 1999. Research and development expenses as a percent of net sales increased to 10.5% in 2000 from 10.0% in 1999. The dollar decrease in research and development expenses was primarily due to reduced expenses in our United Kingdom office and lower spending for preproduction materials, consultants, and recruiting which was partially offset by increases in spending for industry and government approvals.

Interest Income. Net interest income decreased to $447,148 in 2000 from $546,329 in 1999. The decrease was the result of our lower average cash balances during 2000 compared to 1999. The interest income impact of lower average cash balances was partially offset by higher interest rates. The interest rate earned in 2000 was approximately 90 basis points higher than earned in 1999.

Equity losses of Affiliate. Our affiliate equity losses were $215,834 in 2000 compared to $24,000 in 1999. Our original investment in the affiliate was $300,000. Our investment balance has been reduced to $60,166 at December 31, 2000, which, should the affiliate continue to record losses, represents our maximum potential future loss, based on our investment as of December 31, 2000.

Other Income Net. Other income and non-interest income increased to $237,820 in 2000 from $214,999 in 1999. The increase was primarily the result of higher rental income in 2000 compared to 1999.

Income Tax Benefit. Our tax benefit of $1,298,916 in 2000 represents an effective tax rate of 29.7% compared to a 29.5% rate in 1999. In both 1999 and 2000, we determined that it was more likely than not that certain state tax benefits would not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of our evaluation of these factors, we recorded an additional valuation allowance of $396,884 against our deferred tax asset. The additional valuation allowance was the result of our assessment that some portion of the benefits from the net operating losses for state tax purposes incurred by us might not be realized in future periods. If we do not meet projections in the near term, it may be necessary to record additional valuation allowance.


Year Ending December 31, 1999 Compared to Year Ending December 31, 1998

Net Sales. Our net sales increased 3.5% to $64.1 million in 1999 from $61.9 million in 1998. Our net sales to retailers and distributors in the United States were unchanged at $42.7 million in both 1998 and 1999. Our worldwide net sales to OEM customers decreased by 53.9% to $2.4 million. Our international sales to retailers and distributors increased by 36.6% to $18.5 million in 1999. The significant increase in international sales was primarily due to the purchase of the Hayes European modem business in March 1999.

Gross Profit. Gross profit as a percentage of net sales increased to 36.7% in 1999 from 27.0% in 1998. Although average selling prices for dial-up modems declined year over year, the cost of materials and manufacturing costs, including product obsolescence, scrap expense, and manufacturing overhead, declined to a greater extent, yielding increased gross margin. In addition, channel price protection and consumer rebates were less of a negative impact on gross profit in 1999 than in 1998. Gross margin for all of 1999 and part of 1998 included the favorable impact of advantageously negotiated purchases of modem materials. The impact of the favorable purchases is realized as units are sold.

Selling Expenses. Selling expenses increased 15.0% to $13.6 million or 21.2% of net sales in 1999 from $11.8 million or 19.1% of net sales in 1998. The dollar increase was primarily the result of the selling expenses in our new office in the United Kingdom, acquired from Hayes Corporation, and increased advertising and promotion expense, primarily in the form of cooperative advertising programs with the resellers of our modems.

General and Administrative Expenses. General and administrative expenses increased 26.1% to $6.3 million or 9.8% of net sales in 1999 from $5.0 million or 8.0% of net sales in 1998. The added expense was primarily due to the general and administrative expenses in our new office in the United Kingdom, increased legal expenses, Hayes goodwill amortization, and higher personnel costs.

Research and Development Expenses. Research and development expenses increased 44.4% to $6.4 million or 10.0% of net sales in 1999 from $4.5 million or 7.2% of net sales in 1998. The increase in expenses was primarily due to additional personnel and related expenses consistent with development of our new and planned wireless and broadband product lines.

Interest Income. Net interest income decreased to $546,329 in 1999 from $840,044 in 1998. The decrease was the result of our lower average cash balances during 1999 compared to 1998.

Other Income Net. Other income and non-interest income decreased to $190,999 in 1999 from $233,979 in 1998.

Income Tax Benefit. Our tax benefit of $587,935 in 1999 represents an effective tax rate of 29.4% compared to the 37.4% rate in 1998. The tax benefit rate decreased because we determined that it is more likely than not that certain state tax benefits will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors we recorded a valuation allowance against our deferred tax asset of $770,116. The valuation allowance was the result of our assessment that some portion of the benefits from the net operating losses for state tax purposes incurred by us might not be realized in future periods. If we do not meet projections in the near term, it may be necessary to record additional valuation allowance.

Liquidity and Capital Resources

On December 31, 2000 we had working capital of $29.4 million, including $2.9 million in cash and investment securities. We have a $5 million (maximum) line of credit that expires on April 1, 2003. The line of credit bears interest at the bank's prime rate. The line of credit is secured and contains certain financial and other covenants. We are in full compliance with all covenants. On December 31, 2000 the dollar amount that could be borrowed under our $5 million line, which is based on United States accounts receivables, was $3.5 million. No amounts were outstanding under any lines of credit at December 31, 2000.

In 2000 our net cash used in operating activities was approximately $ 8.2 million. Sources of cash were an increase of $4.8 million of accounts payable and accrued expenses, depreciation and amortization of $1.7 million, and the tax benefit from the exercise of stock options of $.5 million. The increase in accounts payable was primarily the result of a build-up of inventory in the latter part of 2000. These sources of cash were offset by the increase of inventories of $ 9.5 million, the net loss of $3.1 million, the increase of net deferred income taxes of $1.8 million, and other current assets of $.7 million. The significant increase in inventories resulted from our decision to initiate an aggressive production plan for new broadband cable and ADSL modem products. This was done in part because of a severe electronics parts shortage during the third and fourth quarters of 2000 and also because a quick delivery ramp to high volume production was our perceived requirement to be able to compete for large orders from the major cable service operators and telecommunications companies.

Our capital expenditures in 2000 of approximately $1.3 million consisted primarily of purchases of computer hardware and software, purchases of other equipment and tooling, and continued renovations to our headquarters.

In January 2001, we obtained a mortgage from a bank, secured by our owned real estate in Boston, Massachusetts, for $6 million. This is a 20-year direct reduction mortgage. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5% per annum. The current rate of interest as of December 31,2000 was 7.76%. We are also currently negotiating to substantially increase our current $5 million line of credit. We can provide no assurance that we will be able to increase our current line of credit or other financing at favorable terms, or at all. We believe that the existing cash, the cash from the $6 million mortgage, the potential borrowing availability from our $5 million line of credit, and the expected cash from the reduction of our inventory to normal levels will be sufficient to fund our normal working capital requirements for next 12 months. (See RISK FACTORS).

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the euro will be complete. We have significant operations within the European Union and is currently preparing for the euro conversion. The euro may impact general economic conditions such as interest and foreign exchange rates within the participating countries or in other areas where the Company operates. We are in the process of analyzing the impact of the euro with a view to minimizing the effects on the Company's operations. We do not expect the costs of upgrading its systems to be material.

A portion of our revenues are subject to the risks associated with international sales. Although most of our product prices are denominated in the United States currency, customers in foreign countries generally evaluate purchases of products such as those sold by us on the purchase price expressed in the customer's currency. As a result, the impact of and economic conditions relating to the euro (including fluctuations in foreign currency exchange rates, particularly with respect to the U.S. dollar) may have a material adverse affect on the demand for our products as well as on our business, financial condition and results of operations.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133 "). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for us) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. We anticipate that the adoption of SFAS 133 will not have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We adopted SAB 101 in the fourth quarter of 2000, and have adjusted previously reported revenue, cost of revenue, accounts receivable and inventory balances related to the manner in which we had historically recorded and reported sales returns reserves. There was no net impact on our previously reported gross margins or net income (loss). We have reclassified the balance sheet at December 31, 1999 and the statements of operations for each of the years in the two-year period ended December 31, 1999 to reflect this change (See Note 3 of the Consolidated Financial Statements).

In September 2000 the FASB Emerging Issues Task Force discussed Issue No. 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future", and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". A consensus has not yet been reached on either matter. Issue No. 00-22 addresses the accounting for future offers to customers of free product, discounts or rebates which will be awarded only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. These pronouncements may result in a reclassification of certain costs within our income statement, but are not expected to have a material impact on our financial condition or results of operations.

FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to its customers. We have historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these incentives as reductions of revenue. We are required to and will adopt the guidance outlined in Issue No. 00-14 for the second fiscal quarter of 2001, at which time prior period reported amounts will be reclassified to conform to the new presentation.


RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

We are incurring and expect to continue to incur significant losses.

We incurred net losses of approximately $3.1 million in fiscal 2000, $1.4 million in fiscal 1999, and $2.2 million in fiscal 1998. Although we have developed a strategic business plan under which we expect to become profitable, we cannot be sure that we will become profitable.

We anticipate that we will continue to incur significant expenses in the foreseeable future as we:

     o continue to develop our broadband access products, such as cable and ADSL modems, and our wireless local area network and Internet gateway products; and
     o continue to make efforts to expand our sales channels to include cable service providers and telephone companies.

Because we expect to continue to invest in our business ahead of future revenues, we expect that we will continue to incur operating losses, at least in the near future. We cannot guarantee that our expenditures will significantly increase our revenues, if at all. If we fail to significantly increase our revenues as we implement our strategies, we may not be able to achieve profitability.

Our Obligations Under Our Existing and Anticipated Debt Facilities Could Prevent Us From Obtaining Additional Financing and Harm Our Liquidity.

We have a $5 million line of credit that expires on April 1, 2003. Our line of credit bears interest at the bank's prime rate. The line of credit is secured, and contains certain financial and other covenants. We are in full compliance with all covenants. On December 31, 2000 the dollar amount that could be borrowed under our $5 million line, which is based on U. S. accounts receivables, was $3.5 million. No amounts were outstanding under any lines of credit at December 31, 2000. The Company is also currently negotiating to substantially increase its current $5 million line of credit. In January 2001, the Company obtained a $6 million mortgage from a bank, secured by the Company's owed real estate in Boston, Massachusetts.

Our outstanding and anticipated indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. They could also make us more vulnerable to economic downturns and competitive pressures, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet these obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

Over time, we may require additional financing for our operations or potential acquisitions. This additional financing may not be available to us on a timely basis if at all, or, on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to reduce our planned expenditures or forego acquisition opportunities, which could reduce our revenues, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current stockholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

Our failure to effectively manage our increased inventory levels could materially and adversely affect or liquidity and harm our business.

During 2000, in anticipation of future sales of our recently introduced broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in the year, and since then most of these shortages have been alleviated. We have also had difficulty in generating significant orders for some of our products, particularly broadband products; and as a result we experienced a significant increase in our inventory, to $21.9 million on December 31, 2000 from $14.3 million on December 31, 1999. Our increased levels of inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire or other casualty.

Our failure to manage our changing business effectively would harm our business.

We are managing a changing business as we attempt to grow our customer base and develop and seize market opportunities in the broadband access industry. Our changing business could place a significant strain on our senior management team and on operational and financial resources. To manage our changing business, we may need to:

     o adapt, improve or replace our existing operational and financial systems, procedures and controls;
     o  hire, train, retain, motivate and manage the required personnel;
     o maintain close coordination among our sales and marketing, research and development, finance, administrative and operations personnel; and
     o identify, manage, and benefit from existing and potential strategic relationships and market opportunities.

We cannot guarantee that we will be successful in any of these endeavors. If we do not effectively manage the planning and other process control issues presented by our changing business, our business will suffer. Furthermore, if we are unable to undertake new business due to a shortage of staff or technology resources, our growth will be impeded. Therefore, there may be times when our opportunities for revenue growth may be limited by the capacity of our internal resources rather than by the absence of market demand.

Continued fluctuations in our operating results could cause the market price of our common stock to fall.

Our operating results have fluctuated in the past and are likely to fluctuate in the future. It is possible that our revenues and operating results will be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. Factors that have affected and may in the future affect our operating results include:

     o the overall demand for dial-up, cable and ADSL modems, wireless local area network products, Internet gateway products, and other products;
     o the timing of new product announcements and releases, such as our cable and ADSL modems, by us and our competitors; of successful testing and qualification of our products, such as Cablelabs and @Home qualification of cable modems and telephone company qualification of ADSL modems;
     o  variations in the number and mix of products we sell;
     o the timing of customer orders and adjustments of delivery schedules to accommodate our customers' programs;
     o the availability of components, materials and labor necessary to produce our products;
     o  the timing and level of expenditures in anticipation of future sales;
     o  pricing and other competitive conditions; and
     o  seasonality.

Our customer base is concentrated and the loss of one or more of our customers could harm our business.

Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2000, 26% of our net sales were attributable to two customers and in fiscal 1999, two customers represented 27% of our net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations and financial condition.

Our failure to meet changing customer requirements and emerging industry standards would adversely impact our ability to sell our products.

The market for PC communications products and high-speed broadband access products is characterized by rapidly changing customer demands and short product life cycles. Some of our product developments and enhancements have taken longer than planned and have delayed the availability of our products, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

     o  identify and respond to emerging technological trends in the market;
     o develop and maintain competitive products that meet changing customer demands;
     o enhance our products by adding innovative features that differentiate our products from those of our competitors;
     o  bring products to market on a timely basis;
     o  introduce products that have competitive prices; and
     o respond effectively to new technological changes or new product announcements by others.

Our future success depends in part on our ability to enhance our existing products and to develop new products.

We have developed and marketed a limited number of different product types. To date our product introductions have focused on the development and enhancement of our dial-up, cable and ADSL modems, wireless products, and other communications products. We believe that our future success will depend in large part on our ability to enhance our existing products and to continue to develop new products, such as cable and ADSL modems, which meet regulatory and customer requirements. The successful development of new products and product enhancements are subject to numerous risks, both known and unknown, including:

     o  unanticipated delays;
     o  budget overruns;
     o  technical problems;
     o  component shortages;
     o regulatory approval from the Federal Communications Commission and other regulatory authorities;
     o successful testing and qualification of our products, such as Cablelabs and @Home qualification of cable modems and telephone company qualification of ADSL modems; and
     o other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products.

Our failure to introduce new products or to enhance our existing products on a timely basis has in the past and may in the future cause our stock price to fluctuate.

The Sales Cycle for Some of Our Products is Lengthy.

The sales cycle associated with our cable and ADSL modems and other broadband access products may be lengthy, potentially lasting six months to a year. Our customers generally conduct technical evaluations of competing technologies prior to the commitment of capital and other resources. In addition, purchasing decisions may be delayed because of our customers' internal budget approval procedures. Sales may also be subject to customer trials, which could last several months. Because of the lengthy sales cycle and the large size of customers' order, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could suffer and our business would be harmed.

Our Product Cycles Tend to be Short, and We May Incur Significant
Non-Recoverable Expenses or Devote Significant Resources to Sales that Do Not Occur When Anticipated.

In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product development, sales and marketing may not generate material revenues for us. In addition, short product cycles can result in excess and obsolete inventory. We have incurred and expect in the future to incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our average selling prices for our dial-up modems have declined, which has had an adverse affect on our operating results.

The dial-up modem industry has been characterized by declining average selling prices. The decline in average selling prices is due to a number of factors, including technological change and competition. As industry standards for cable and ADSL modems continue to evolve, it is likely that there will be an increased retail distribution of cable and ADSL modems, which could put further price pressure on our dial-up modems and any cable or ADSL modems that we introduce in the future. Decreasing average selling prices could result in decreased revenue even if the number of units sold increase. As a result of decreased average selling prices, we have experienced and we may in the future experience substantial period to period fluctuations in operating results.

Our operating results have been adversely affected because of price protection programs.

In 1998 and, to a lesser extent, in 1999 and 2000, our operating results were adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of price protection. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's original purchase price and our reduced price for the product, for all unsold product at the time of the price reduction.

We may be subject to product returns resulting from defects in or overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

If our products contain undetected defects, errors or failures, we could face:

     o  delays in the development of our products;
     o  numerous product returns; and
     o  other losses to us or to our customers or end users.

Any of these occurrences could also result in the loss of or delay in market acceptance of our products, either of which would reduce our sales and harm our business. We are also exposed to the risk of product returns from our customers as a result of contractual stock rotation privileges and our practice of assisting some of our customers in balancing their inventories. Overstocking has in the past led and may in the future lead too higher than normal returns.

We may be unable to produce sufficient quantities of our products because we depend on third party manufacturers. If these third party manufacturers fail to produce quality products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

We use contract manufacturers, primarily a single manufacturer in China to partially manufacture our products. We use these third party manufacturers to help ensure low costs, rapid market entry and reliability. Any manufacturing disruption could impair our ability to fulfill orders. Our failure to fulfill orders would adversely affect our sales. Although we work with more than one third party manufacturer, a significant number of our products are manufactured by only one manufacturer. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

We are subject to the following risks because of our reliance on third party manufacturers:

     o  reduced management and control of component purchases;
     o  reduced control over delivery schedules;
     o  reduced control over quality assurance;
     o  reduced control over manufacturing yields;
     o  lack of adequate capacity during periods of excess demand;
     o  limited warranties on products supplied to us;
     o  potential increases in prices;
     o interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and
     o  misappropriation of our intellectual property.

We may be unable to obtain certain components for our dial-up, cable and ADSL modems because of the high demand and relatively low availability of these components. If we fail to obtain these components our business would be harmed because we would be unable to manufacture certain products.

Periodically, there have been shortages of critical components for our products. In the first half of 2000, there were shortages of components for our cable modems, which has since been alleviated. If, in the future, we are unable to obtain required components in a timely manner or at all, we would be unable to manufacture some of our modem products and our business would be harmed.

We may be unable to produce sufficient quantities of our products because we obtain certain key components from, and depend on, certain sole or limited source suppliers.

We obtain certain key parts, components and equipment from sole or limited sources of supply. For example, we obtain modem chipsets from Agere Systems (formerly Lucent Technologies) and Conexant Systems (formerly Rockwell). In addition, Intersil is our only wireless chipset supplier. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. Any interruption in the operations of our suppliers of sole or limited source parts could affect our ability to meet our scheduled product deliveries to our customers.

Our business would be harmed if any of our sole or limited source suppliers:

     o  fail to produce chipset enhancements or new chipsets on a timely basis;
     o stop selling their products or components to us at commercially reasonable prices; or
     o  refuse to sell their products or components to us at any price.

If we are unable to obtain components from our sole or limited source suppliers, we would be unable to ship our products in a timely manner and our relationships with our customers would be harmed.

If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

Sales of our products depend on the widespread adoption of broadband access products. If the demand for broadband access services does not develop, then our results of operations and financial condition could be adversely affected.

Although we are continuing to enhance our existing dial-up modems, wireless products and other communications products, our growth will be strongly affected by our sale of cable and ADSL modems and other broadband access products. We have invested, and are continuing to invest, substantial resources to produce and develop our inventory of cable and ADSL modems and other broadband access products. We may be unable to generate significant revenues from sales of our broadband access products and we will have expended significant resources on products for which we are generating limited or no revenues, if:

     o the market for broadband access products, such as cable and ADSL modems, does not develop further or develops slower than we expect;
     o  we do not market our broadband access products effectively;
     o we are unable to expand our distribution channels for our broadband access products; or
     o  our broadband access products do not obtain market acceptance.

Certain critical factors will likely affect our ability to develop a market and obtain market acceptance for our broadband access products. These factors include:

     o  quality and reliability of service;
     o  availability of cost-effective, high-speed service;
     o  ability to integrate business applications on the Internet;
     o  interoperability among multiple vendors' network equipment;
     o  lack of congestion in service providers' networks;
     o  adequate security; and
     o  ability to meet growing demands for increasing bandwidth.

We may be unable to recoup our investments in research and development of new products.

The technical innovations required for us to remain competitive in the broadband access industry are complex, require long development cycles, and entail a significant amount of research and development expenditures. We have invested and will continue in the future to invest in research and development to develop new products and to enhance our existing technologies and products. In fiscal 1998, 1999, and 2000 we incurred $4.4 million, $6.4 million, and $6.2 million in research and development costs. Growth in our research and development activities is primarily related to our initiatives in the broadband, advanced networking and Internet gateway product areas. We will have incurred and expect to continue to incur most of our research and development expenses before the technical feasibility or commercial viability of our enhanced or new products can be ascertained. Revenues from our future or enhanced products may be insufficient to recover our associated research and development costs.

We may be unable to maintain or increase our sales through our existing or new sales channels.

We have primarily sold our dial-up modem products through high-volume retailers, independent distributors, and original equipment manufacturers, also known as OEMs. Sales to each of these distribution channels subject us to the following risks which, if they materialize, would significantly reduce sales of our products.

Retailers:

Our sales to retailers have historically constituted the largest percentage of our net sales. Due to competition for limited shelf space, retailers have the ability to negotiate favorable terms of sale, including price discounts and product return policies. We may be unable to maintain or increase our sales to retailers on favorable terms, if at all.

Independent Distributors:

Our independent distributors generally are not contractually committed to future purchases of our products and may carry our competitors' products. One or more of our distributors could discontinue carrying our products at any time.

OEMs:

OEMs may require special distribution arrangements and product pricing. We may be unsuccessful in developing products for sales to OEMs or maintaining or increasing sales to OEMs on favorable terms.

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for our products and services is uncertain.

The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

     o using a standard telephone line and appropriate service for dial-up modems, ISDN modems, or ADSL modems, possibly in combination;
     o using a cable modem with a cable TV line and cable modem service; using a router to service the computers connected to a local area network; or
     o  other approaches, including wireless links to the Internet.

Although we currently sell or plan to sell products which include the technologies described in the first three bullet points above, the market for high-speed communication products and services is fragmented and still in its development stage. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our products less competitive or obsolete. If any of these events occur, we may be unable to sustain or grow our business. In addition, if any of one or more of the alternative technologies gain market share at the expense of another technology, demand for our products may be reduced, and we may be unable to sustain or grow our business.

We face significant competition, which could result in decreased demand for our products or services.

We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete.

Our competitors by product group include the following:

     o Dial-up modem competitors: U.S. Robotics, Actiontec, Askey, Best Data, Creative Labs, Elsa, GVC, Intel, and SONICblue.
     o  Cable modem competitors: 3Com, Com21, Motorola, and Toshiba.
     o  ADSL modem competitors:  3Com, Efficient Networks and Westell.
     o Wireless Local Area Network competitors: 3Com, Agere, Cisco, Intel, Linksys, and Proxim.

The principal competitive factors in our industry include the following:

     o  product performance, features and reliability;
     o  price;
     o  product availability and lead times;
     o  size and stability of operations;
     o  breadth of product line;
     o  sales and distribution capability;
     o  technical support and service;
     o  relationships with providers of broadband access services; and
     o  compliance with industry standards.

Our business is dependent on the Internet and the development of the Internet infrastructure.

Our success will depend in large part on increased use of the Internet to increase the demand for high-speed communications products. Critical issues concerning the commercial use of the Internet remain largely unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access and quality of service.

Our success also will depend on the growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and that require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet.

Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Potentially increased performance provided by our products and the products of others ultimately is limited by and reliant upon the speed and reliability of the Internet backbone itself. Consequently, the emergence and growth of the market for our products will depend on improvements being made to the entire Internet infrastructure to alleviate overloading.

Changes in current or future laws or governmental regulations that negatively impact our products and technologies could harm our business.

The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of Industry Canada and other countries throughout the world where our products are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past, we have encountered delays in the introduction of our cable modems as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

Our international operations are subject to a number of risks inherent in international activities.

Our international sales accounted for approximately 29% of our revenues in fiscal 1999 and 28% in fiscal 2000. The revenues we received from international sales were significantly impacted by our Hayes European operation, which we began operating in March 1999. Currently our operations are significantly dependent on our international operations and may be materially and adversely affected by many factors including:

     o international regulatory and communications requirements and policy changes;
     o  favoritism towards local suppliers;
     o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
     o  difficulties in staffing and managing foreign operations;
     o  political and economic changes and disruptions;
     o  governmental currency controls;
     o  shipping costs;
     o  currency exchange rate fluctuations; and
     o  tariff regulations.

We anticipate that our international sales will continue to account for a significant percentage of our revenues. If foreign markets for our current and future products develop more slowly than currently anticipated or if foreign countries decide not to construct the infrastructure necessary to operate broadband access products, our future results of operations may be harmed.

Fluctuations in the foreign currency exchange rates in relation to the U.S. dollar could have a material adverse effect on our operating results.

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price or otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign denominated sales would increase our risk associated with foreign currency fluctuations.

Our future success will depend on the continued services of our executive officers and key research and development personnel with expertise in hardware and software development.

The loss of any of our executive officers or key research and development personnel, the inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our business. Competition for personnel, particularly hardware and software engineers and other technical personnel, is extremely intense. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president and chief executive officer, or Peter Kramer, our executive vice president, some other member of the management team, a key engineer or other key individual contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

Our business may be harmed by acquisitions we may complete in the future.

We may pursue acquisitions of related businesses, technologies, product lines or products. Our identification of suitable acquisition candidates involves risk inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention, risk of increased leverage, stockholder dilution, and risk associated with unanticipated problems or latent liabilities.

We have had and may in the future have difficulty protecting our intellectual property.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. The laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of our technology and products more likely. We cannot assure that the steps that we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology.

We could infringe the intellectual property rights of others.

Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable.

Our executive officers and directors may control certain matters to be voted on by the stockholders. These officers and directors may vote in a manner that is not in your best interests.

Our executive officers and directors beneficially own, in the aggregate, approximately 21.6% of our outstanding common stock. As a result, in practicality, these stockholders control certain matters to be voted on by the stockholders. These matters include the election of directors, amendments to our articles of continuance and approval of significant corporate transactions. These executive officers and directors may vote as stockholders in a manner that is not in the best interests of the other stockholders of the company.

The volatility of our stock price could adversely affect your investment in our common stock.

The market price of our common stock has been and may continue to be highly volatile. We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate, including:

     o announcements of developments related to our business, including announcements of certification by the FCC or other regulatory authorities of our products or our competitors products;
     o quarterly fluctuations in our actual or anticipated operating results and order levels;
     o  general conditions in the worldwide economy;
     o  announcements of technological innovations;
     o new products or product enhancements introduced by us or our competitors;
     o developments in patents or other intellectual property rights and litigation; and
     o  developments in our relationships with our customers and suppliers.

In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any fluctuations in the future could adversely affect the market price of our common stock and the market price of our common stock may decline.

Because we are a Canadian corporation, we are subject to laws that may have the effect of delaying or preventing a change in control of our company.

An investment in our common stock that results in a change of control may be subject to the review and approval of the Canadian governmental authorities. If the Canadian governmental authorities have to approve and review an investment that may result in a change of control, the investment will be delayed and possibly prevented.

Generally, under the Canada Business Corporations Act, at least one-third of our directors and any committees of the board of directors must be Canadian residents. If our sales in Canada exceed five percent of our net sales, then one-half of our directors and any committees of the board of directors must be Canadian residents.

ITEM 7A.

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until we are required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

Investment Rate Risk - Our investment portfolio includes debt instruments that are primarily United States government bonds and high grade corporate bonds of less than three years in duration. These bonds are subject to interest risk, and could decline in value if interest rates fluctuate. Our investment portfolio also consists of certain commercial paper, which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TELEPHONICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

                                                                          Page
Index to Consolidated Financial Statements                                 38
Independent Auditors' Report                                               39
Consolidated Balance Sheets as of December 31, 1999 and 2000               40
Consolidated Statements of Operations for the years ending December 31,
1998, 1999 and 2000                                                        41
Consolidated Statements of  Stockholders' Equity and Comprehensive Income
for the years ending December 31, 1998, 1999 and 2000                      42
Consolidated Statements of Cash Flows for the years ending December 31,
1998, 1999 and 2000                                                        43
Notes to Consolidated Financial Statements                                44-57
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years
Ending December 31, 1998, 1999 and 2000                                    61

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in our definitive proxy statement for our 2001 annual meeting of shareholders which will be filed with the SEC in April 2001, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation", in our definitive proxy statement for our 2001 annual meeting of shareholders which will be filed with the SEC in April 2001, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2001 annual meeting of shareholders which will be filed with the SEC in April 2001, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)            Financial Statements, Schedules and Exhibits:

     (1), (2) The consolidated financial statements and required schedules are indexed on page F-1.

     (3) Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

          2.1 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 8, 1999, filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 1999 Form 10-Q").*

          2.2 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 28, 1999, filed as Exhibit 2.2 to the March 1999 Form 10-Q.*

          3.1 Articles of Continuance, filed as Exhibit 3.1 to Zoom's Registration Statement on Form S-3 (File No. 333-38950) filed with the Commission on June 9, 2000 (the "Registration Statement on Form S-3"). *

          3.2 By-Law No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-3.*

          3.3 By-Law No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the Registration Statement on Form S-3. *

       **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

       **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June
                  30, 1996 (the "June 1996 Form 10-Q"). *

         10.3 Loan and Security Agreement by and between Zoom Telephonics, Inc. and Fleet Capital Corporation, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2000 (the "June 2000 form 10-Q").*

         10.4 Revolving Promissory Note issued in favor of Fleet Capital Corporation, filed as Exhibit 10.2 to the June 2000 10-Q.*

         10.5 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q.*

         10.6 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

       **10.7 Letter Agreement between Zoom and an executive officer, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000.*

       **10.8     Employment Agreement, filed as Exhibit 10.9 to the 1997
                  Form 10-K. *

         11.      Statement re computation of per share earnings.

         21.      Subsidiaries.

         23.      Consent of KPMG LLP.

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

Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


 Signature                           Title(s)                              Date




/s/ Frank B. Manning      Principal Executive Officer and         March 30, 2001
--------------------       Chairman of the Board
Frank  B. Manning




/s/ Robert A. Crist       Principal Financial and                 March 30, 2001
-------------------        Accounting Officer
Robert A. Crist




/s/ Peter R. Kramer       Director                                March 30, 2001
-------------------
Peter R. Kramer




/s/ Bernard Furman        Director                                March 30, 2001
------------------
Bernard Furman



/s/ L. Lamont Gordon      Director                                March 30, 2001
--------------------
L. Lamont Gordon



/s/ J. Ronald Woods       Director                                March 30, 2001
-------------------
J. Ronald Woods

                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                         AND SCHEDULE

                                                                      Page

Independent Auditors' Report                                           F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000           F-3
Consolidated Statements of Operations for the years ending
 December 31, 1998, 1999 and 2000                                      F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
 Loss for the years ending December 31, 1998, 1999 and 2000            F-5
Consolidated Statements of Cash Flows for the years ending
December 31, 1998, 1999 and 2000                                       F-6
Notes to Consolidated Financial Statements                             F-7
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years
 Ending December 31, 1998, 1999 and 2000                               F-24

                                 Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Telephonics, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Telephonics, Inc. and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Telephonics, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                              KPMG LLP



Boston, Massachusetts
February 7, 2001

                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                         ----------------------------------
    Assets                                                     1999                2000
    ------                                                     ----                ----
Current assets:
   Cash and cash equivalents                             $   7,218,500        $   2,906,270
   Investment securities                                     3,189,074                    -
   Accounts receivable, net of reserves for
    doubtful accounts, returns, and allowances of
    $6,770,591 in 1999 and $3,127,455 in 2000 (note 12)      5,409,565            7,923,967
   Inventories (note 4)                                     14,303,607           21,896,883
   Net deferred tax assets (note 11)                         3,968,970            5,812,844
   Prepaid expenses and other current assets                   560,869              678,271
                                                            ----------           ----------
             Total current assets                           34,650,586           39,218,235
                                                            ----------           ----------

Property, plant and equipment, net (note 5)                  4,211,921            4,580,634
Goodwill, net of accumulated amortization of
  $1,005,273 in 1999 and $1,827,459 in 2000 (note 7)         3,898,410            3,076,224
Other assets                                                   311,487               84,902
                                                            ----------           ----------
              Total assets                               $  43,072,404        $  46,959,995
                                                            ==========           ==========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                     $   2,703,729        $   7,428,832
    Accrued expenses                                         2,373,817            2,414,917
                                                            ----------           ----------
             Total current liabilities                       5,077,546            9,843,749
                                                            ----------           ----------

Other non-current liabilities (note 7)                         480,775              368,800
                                                            ----------           ----------
              Total liabilities                              5,558,321           10,212,549
                                                            ----------           ----------

Stockholders' equity (note 10):
  Common stock, no par value. Authorized 25,000,000
    shares; issued and outstanding 7,560,296 shares
    at December 31, 1999 and 7,860,866 shares at
    December 31, 2000                                       25,780,231           28,145,375
  Retained earnings                                         11,771,478            8,694,230
  Accumulated other comprehensive loss                         (37,626)             (92,159)
                                                            ----------           ----------
             Total stockholders' equity                     37,514,083           36,747,446
                                                            ----------           ----------

             Total liabilities and stockholders'
               equity                                   $   43,072,404        $  46,959,995
                                                            ==========           ==========




See accompanying notes to consolidated financial statements.

                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ending December 31, 1998, 1999 and 2000

                                                       1998             1999            2000
                                                       ----             ----            ----

Net sales (notes 3, 12 and 16)                   $  61,894,602    $  64,088,384   $  59,750,187
Cost of goods sold (note 3)                         45,181,665       40,549,909      39,404,320
                                                    ----------       ----------      ----------
                     Gross profit                   16,712,937       23,538,475      20,345,867
                                                    ----------       ----------      ----------

Operating expenses:
        Selling                                     11,800,948       13,571,083      12,713,756
        General and administrative                   4,976,433        6,275,827       6,228,317
        Research and development                     4,449,093        6,425,584       6,249,092
                                                    ----------       ----------      ----------
                     Total operating expenses       21,226,474       26,272,494      25,191,165
                                                    ----------       ----------      ----------

                     Operating loss                 (4,513,537)      (2,734,019)     (4,845,298)

Interest income                                        840,044          546,329         447,148
Equity losses of affiliate                                   -          (24,000)       (215,834)
Other, net                                             233,979          214,999         237,820
                                                    ----------       ----------      ----------
                     Total other income, net         1,074,023          737,328         469,134
                                                    ----------       ----------      ----------

                     Loss before income taxes       (3,439,514)      (1,996,691)     (4,376,164)

Income tax benefit (note 11)                        (1,287,420)        (587,935)     (1,298,916)
                                                    ----------       ----------      ----------

                     Net loss                    $  (2,152,094)   $  (1,408,756)  $  (3,077,248)
                                                    ==========       ==========      ==========

Net loss per share (note 2):
        Basic                                    $       (.29)    $        (.19)  $        (.40)
                                                    ==========       ==========      ==========

        Diluted                                  $       (.29)    $        (.19)  $        (.40)
                                                    ==========       ==========      ==========

Weighted average common and common
 equivalent    shares:
        Basic                                        7,474,371        7,482,586       7,756,815
                                                    ==========       ==========      ==========

        Diluted                                      7,474,371        7,482,586       7,756,815
                                                    ==========       ==========      ==========



See accompanying notes to consolidated financial statements.

                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                      COMPREHENSIVE LOSS





                                                                              Accumulated
                                                                                 Other         Total
                                           Common Stock          Retained    Comprehensive  Stockholders'
                                        Shares       Amount      Earnings    Income (loss)     Equity
                                        ------      --------     --------    -------------  ------------
Balance at December 31, 1997           7,472,371  $25,170,267  $15,332,328     $      -     $40,502,595


Net loss                                      -            -    (2,152,094)           -      (2,152,094)
Unrealized holding gain on
   investments                                -            -            -          54,554        54,554
      Comprehensive loss                      -            -            -              -     (2,097,540)
Exercise of stock options (note 10)        2,500       20,312           -              -         20,312
                                       ---------   ----------   ----------      ---------    ----------
Balance at December 31, 1998           7,474,871   25,190,579   13,180,234         54,554    38,425,367
                                       ---------   ----------   ----------      ---------    ----------

Net loss                                      -            -    (1,408,756)            -     (1,408,756)
Foreign currency translation
   adjustment                                 -            -            -         (11,318)      (11,318)
Unrealized holding (loss) on
   investments                                -            -            -         (80,862)      (80,862)
       Comprehensive loss                     -            -            -              -     (1,500,936)
Exercise of stock options (note 10)       85,425      487,330           -              -        487,330
Tax effect of exercises of nonqualified
   stock options (notes 10 and 11)            -       102,322           -              -        102,322
                                       ---------   ----------   ----------      ---------    ----------
Balance at December 31, 1999           7,560,296   25,780,231   11,771,478        (37,626)   37,514,083
                                       ---------   ----------   ----------      ---------    ----------

Net loss                                      -            -    (3,077,248)            -     (3,077,248)
Foreign currency translation
   adjustment                                 -            -            -         (80,788)      (80,788)
Unrealized holding gain on
   investments                                -            -            -          26,255        26,255
       Comprehensive loss                     -            -            -              -     (3,131,781)
Exercise of stock options and
  issuance of restricted stock(note 10)  300,570    1,875,299           -              -      1,875,299
Tax effect of exercises of nonqualified
   stock options (notes 10 and 11)            -       489,845           -              -        489,845
                                       ---------   ----------   ----------      ---------    ----------
Balance at December 31, 2000           7,860,866  $28,145,375   $8,694,230     $  (92,159)  $36,747,446
                                      ==========  ===========   ==========      =========   ===========



See accompanying notes to consolidated financial statements.

                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ending December 31, 1998, 1999 and 2000

                                                               1998             1999             2000
                                                               ----             ----             ----

Cash flows from operating activities:
       Net loss                                            $(2,152,094)     $(1,408,756)     $(3,077,248)

       Adjustments to reconcile net loss to net
         cash provided by (used in)
         operating activities:
                  Depreciation and amortization              1,081,987        1,318,450        1,665,853
                  Equity in losses of Affiliate                     -            24,000          215,834
                  Net deferred income taxes                   (838,044)        (742,737)      (1,843,874)
                  Tax benefit from exercise of
                    nonqualified stock options                      -           102,322          489,845
                  Changes in assets and liabilities:
                     Accounts receivable                     5,590,822          811,283       (2,514,401)
                     Inventories                             3,671,297       (1,978,308)      (7,593,276)
                     Prepaid expenses and other
                       current assets                          (15,866)          56,315         (106,651)
                     Refundable income taxes                 3,730,585           63,378               -
                     Accounts payable and accrued
                       expenses                             (2,877,649)        (911,873)       4,766,116
                                                            ----------       ----------       ----------
                          Net cash provided by (used in)
                            operating activities             8,191,038       (2,665,926)      (7,997,802)
                                                            ----------       ----------       ----------

Cash flows from investing activities:
       Cash paid for the acquisition of Hayes, net of
         cash acquired                                              -        (4,912,258)              -
       Sales (purchases) of investment securities          (13,474,498)      10,259,116        3,215,329
       Investment in affiliates                                     -          (300,000)              -
       Additions to licenses                                  (133,000)         (40,000)              -
       Additions to property, plant and equipment             (560,610)        (912,400)      (1,324,268)
                                                            ----------       ----------       ----------
                           Net cash provided by (used in)
                             investing   activities        (14,168,108)       4,094,458        1,891,061
                                                            ----------       ----------       ----------
Cash flows from financing activities:
       Exercise of nonqualified stock options                   20,312          487,330        1,875,299
                                                            ----------       ----------       ----------
      Net cash provided by financing activities                 20,312          487,330        1,875,299
                                                            ----------       ----------       ----------

Effect of exchange rate changes on cash                             -          ( 21,941)         (80,788)
                                                            ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents        (5,956,758)       1,893,921       (4,312,230)
                                                            ----------       ----------       ----------

Cash and cash equivalents at beginning of year              11,281,337        5,324,579        7,218,500
                                                            ----------       ----------       ----------

Cash and cash equivalents at end of year                   $ 5,324,579      $ 7,218,500      $ 2,906,270
                                                            ==========       ==========       ==========



See accompanying notes to consolidated financial statements.

                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                          Notes to Consolidated Financial Statements
                        Years Ending December 31, 1998, 1999 and 2000

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

(2)    Summary of Significant Accounting Policies

(a) Basis of Presentation
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars. Any differences between US and Canadian generally accepted accounting principles have an insignificant impact on the consolidated financial statements.

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

(d) Investment Securities
The Company's investment securities are classified as available-for-sale. Available-for-sale securities are stated at fair value and unrealized gains and losses are excluded from earnings, and are reported as a separate component of other comprehensive income until realized. The cost of securities sold is based on the specific identification method and interest earned is included in Other Income.

(e) Inventories
Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

(f) Property, plant and equipment
Property, plant and equipment is stated and recorded at cost. Depreciation of property, plant and equipment is provided by using the straight-line method at rates sufficient to amortize the costs of the fixed assets over their estimated useful lives

(g) Goodwill and Impairment of Long-lived Assets
Goodwill resulted from the excess of cost over fair value of net assets acquired in purchase business combinations and is being amortized on a straight-line basis over periods of 5 to 10 years. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. The Company periodically evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired product line are determined to be less

                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(g) Goodwill  (continued)

than the carrying amount of goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of discounted estimated future cash flows. An appropriate discount rate, determined through an analysis of the risks associated with the goodwill, would be applied to the estimated future cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. The assessment of recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(h) Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                                      1998                  1999                  2000
                                      ----                  ----                  ----
Basic weighted
   average shares outstanding       7,474,371             7,482,586             7,756,815
Net effect of dilutive
   potential common
   shares outstanding, based
   on the treasury stock method            -                     -                     -
                                    ---------             ---------             ---------
Diluted weighted
   average shares outstanding       7,474,371             7,482,586             7,756,815
                                    =========             =========             =========

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 744,111, 661,355 and 419,039 shares of common stock at December 31, 1998, 1999, and 2000, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(j) Revenue Recognition
Sales are recognized upon shipment of products or receipt by customers, depending on the selling terms with the customer, after persuasive evidence of the arrangement exits, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company records provisions for returns, warranty, and price protection, when the corresponding revenue is recognized.

(k) Financial Instruments
Financial instruments of the Company consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued expenses. Due to the short term nature of these instruments, the carrying amount of these financial instruments approximates fair value.

(l) Stock-Based Compensation
The Company accounts for stock based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25 (APB 25), "Accounting for Stock Issued to Employees," and FASB interpretation No. 44 (FIN 44). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, if any, are credited to equity.

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

(n) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingents assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Investments in Affiliates
Investments in which the Company has no significant influence over the investee are accounted for under the cost method of accounting. Investments in which the Company exercises significant influence but which the Company does not control are accounted for under the equity method of accounting. Under the equity method, investments are stated at cost and are adjusted for the Company's share of earnings and losses, contributions and distributions.

(p) Foreign Currencies
The Company generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign gains and losses on the underlying exposures. During the years ending December 31, 1998, 1999 and 2000 foreign currency gains and losses were not material. At December 31, 2000, the Company's foreign currency-denominated net assets were not material. The Company has no involvement with derivative financial instruments.

(3)    New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company adopted SAB 101 in the fourth quarter of 2000, and has adjusted previously reported revenue, cost of revenue, accounts receivable and inventory balances related to the manner in which the Company had previously accounted for reserves for sales returns. There was no net impact on the Company's previously reported gross margins or net income (loss). The Company has reclassified the balance sheet at December 31, 1999 and the statements of operations for each of the years in the two-year period ended December 31, 1999. The impact on the Company's balance sheets and statements of operations is as follows:

                                                  Years Ending December 31,
                                                     1998              1999
                                                     ----              ----
         Revenues
         As previously reported:               $  61,364,385     $  63,438,427
         As restated:                             61,894,602        64,088,384

         Cost of Revenues
         As previously reported:                  44,651,448        39,899,952
         As restated:                             45,181,665        40,549,909


                                                               December 31, 1999
                                                               -----------------
         Accounts receivable
         As previously reported:                                     7,324,307
         As restated:                                                5,409,565

         Inventory
         As previously reported:                                    12,388,866
         As restated:                                               14,303,607


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133 "). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. We anticipate that the adoption of SFAS 133 will not have a material impact on our financial position or results of operations.

FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these incentives as reductions of revenue. The Company is required to and will adopt the guidance outlined in Issue No. 00-14 for the second fiscal quarter of 2001, at which time prior period reported amounts will be reclassified to conform to the new presentation. The pro forma disclosures below reflect the reclassification of both previously reported as well as current year reported revenues and sales and marketing expenses based on the application of the guidance in Issue No. 00-14. There is no current year or historical impact on the Company's balance sheets.

                                                Years ending December 31,
                                   1998                    1999                    2000
                                   ----                    ----                    ----
Revenues:
As previously reported        $ 61,894,602            $ 64,088,384            $ 59,750,187
As reclassified                 59,807,534              62,228,216              57,708,456

Sales and Marketing
expenses:
As previously reported          11,800,948              13,571,083              12,713,756
As reclassified                  9,713,880              11,710,915              10,672,025



                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4)     Inventories

       Inventories consist of the following at December 31:

                                                      1999               2000
                                                      ----               ----
         Raw materials                          $   6,590,232     $  10,335,673
         Work in process                            1,175,463         5,101,037
         Finished goods                             6,537,912         6,460,173
                                                   ----------        ----------
                                                $  14,303,607     $  21,896,883
                                                   ==========        ==========

(5)     Property, Plant and Equipment

       Property, plant and equipment consists of the following at December 31:

                                                                                    Estimated
                                                      1999               2000       useful lives
                                                      ----               ----

         Land                                  $     309,637      $     309,637         -
         Buildings and improvements                2,255,688          2,491,667      31.5
         years
         Leasehold improvements                      470,777            470,777      5 years
         Computer hardware and software            2,673,724          3,251,335      3 years
         Machinery and equipment                   1,217,211          1,597,355      5 years
         Molds, tools and dies                     1,300,991          1,422,073      5 years
         Office furniture and fixtures               250,360            259,811      5 years
                                                   ---------          ---------
                                                   8,478,388          9,802,655
                                                   ---------          ---------
         Less accumulated depreciation             4,266,467          5,222,021
                                                   ---------          ---------
                                               $   4,211,921      $   4,580,634
                                                   =========          =========

(6)     Lease Commitments

In August 1996 the Company entered into a five-year lease for a manufacturing and warehousing facility in Boston, Massachusetts. The Company recently extended the lease for an additional five years at a market value to be negotiated or if that is unsuccessful, determined by appraisal. In March of 1999, the Company assumed a ten-year lease for an office facility in Camberley, United Kingdom. This is a non-cancelable ten-year lease that commenced in February 1998. The Company also subleases 4,500 square feet as a tenant-at-will, which it uses primarily as a technical support facility, in a building located in Boca Raton, Florida. Total rent expense, under non-cancelable operating leases, was $334,469, $420,086, and $463,693 for the years ending December 31, 1998, 1999, and 2000, respectively. Future minimum rental payments, excluding executory costs, required or estimated under these operating leases are as follows:

                                 Year                 Total

                                2001             $   630,072
                                2002                 776,438
                                2003                 760,030
                                2004                 772,918
                                2005                 774,090
                                2006-2008          $ 691,376


(7)           Acquisition

In March 1999 the Company entered into a series of independent agreements to purchase various assets, licenses, and inventory from Hayes Microcomputer Products, Inc. ("Hayes"). Hayes was engaged in the business of design, manufacture, and support of computer communications products for business,

                                                                     (Continued)
                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

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

The following summarizes the assets acquired and liabilities assumed in the series of transactions:

              Assets acquired:
                          Cash                                     $  1,216,221

                          Accounts receivable                         1,530,589
                          Inventory                                     865,885
                          Property and equipment                        278,479
                          Goodwill (excess of cost over
                                    fair value of assets)             3,268,770
                          Other assets                                  388,626
                                                                      ---------
                                                                   $  7,548,570
                                                                      =========
              Liabilities assumed:
                            Cash paid                                 6,128,479
                           Accounts payable                             554,861
                           Accrued expenses                             297,429
                           Negative Goodwill - other
                             non-current liabilities                    567,801
                                                                      ---------
                                                                   $  7,548,570
                                                                      =========

The negative goodwill resulted from the purchase of the Hayes U.K. business, where the value of the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases. The negative goodwill is reflected on the Consolidated Balance Sheet as a non-current liability. The negative goodwill is being amortized on a straight-line method over five years.


(8)            Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows:

                                                     1998             1999            2000
                                                     ----             ----            ----

          Net loss                              $ (2,152,094)    $ (1,408,756)   $ (3,077,248)

          Foreign currency translation
           adjustment                                     -           (11,318)        (80,788)

          Net unrealized holding gain (loss)
           on investment securities                   54,554          (80,862)         26,255
                                                   ---------        ---------       ---------

         Comprehensive loss                     $ (2,097,540)    $ (1,500,936)   $ (3,131,781)
                                                   =========        =========       =========

                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(9)     Credit Lines

The Company has a $5 million line of credit that expires on April 1, 2003. The line of credit bears interest at the bank's prime rate. The line of credit is secured by all of the assets of the Corporation except the real estate, and contains certain financial and other covenants. The Company is in full compliance with all covenants. No amounts were outstanding under the lines of credit at December 31, 2000.

(10)    Stock Option Plans

At December 31, 2000 the Company had three stock option plans, which are described below:

        Employee Stock Option Plan

The Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 2,800,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Stock Option Committee of the Board of Directors at an option price not less than the fair market value of the stock. The options are exercisable in accordance with terms specified by the Stock Option Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

                                                                               Weighted average
                                                         Number of shares       exercise price

         Balance at December 31, 1997                         602,300            $    8.07

            Granted                                           574,102                 6.53
            Exercised                                          (2,500)                8.12
            Expired                                           (43,900)                8.12
                                                            ---------                 ----
         Balance at December 31, 1998                       1,130,002            $    7.27

            Granted                                            65,000                 4.33
            Exercised                                         (80,775)                5.80
            Expired                                           (82,760)                7.06
                                                            ---------                 ----
         Balance at December 31, 1999                       1,031,467            $    7.21

            Granted                                           377,000                 7.43
            Exercised                                        (196,181)                7.09
            Expired                                          (254,285)               10.67
                                                            ---------                -----
         Balance at December 31, 2000                         958,001            $    6.40
                                                            =========                =====


The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2000:


                              Options Outstanding                         Options Exercisable
                  -------------------------------------------------   -------------------------------

                                Weighted Average
   Range of          Number        Remaining       Weighted Average     Number       Weighted Average
Exercise Prices   Outstanding   Contractual Life   Exercise Price     Exercisable     Exercise Price
---------------   -----------   ----------------   ----------------   ------------   ----------------
$4.13 to $5.25      385,806          0.70              $ 4.47           363,306           $ 4.48
 5.25 to  7.00      107,900          2.40                6.40             4,075             6.88
 7.00 to  8.63      464,295          1.30                8.00           191,075             8.16
 -------------      -------          ----                ----           -------             ----
$4.13 to $8.63      958,001          1.20 years        $ 6.40           558,456           $ 5.76
 =============      =======          ====                ====           =======             ====

The Company recognized a tax benefit of $102,322 and $489,845 in 1999 and 2000, respectively, upon the exercise of nonqualified stock options under the Employee Stock Option Plan. These benefits have been recorded as an increase to the value of common stock.

1991 Director Stock Option Plan

In 1991, the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. Under the Directors Plan, each eligible director is automatically be granted an option to purchase 6,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 1991. The option price is the fair market value of the common stock on the date the option is granted. There are 198,000 shares authorized for issuance. Each option expires two years from the grant date. Options outstanding under this plan are as follows:

                                                                               Weighted average
                                                         Number of shares       exercise price
                                                         ----------------      ----------------
         Balance at December 31, 1997                          72,000            $   11.33

            Granted                                            36,000                 6.94
            Exercised                                              -                    -
            Expired                                           (36,000)               13.96
                                                               ------                -----
         Balance at December 31, 1998                          72,000            $    7.39

            Granted                                            36,000                 4.95
            Exercised                                              -                    -
            Expired                                           (36,000)                7.88
                                                               ------                -----
         Balance at December 31, 1999                          72,000            $    5.93

            Granted                                            36,000                 7.69
            Exercised                                         (42,000)                5.99
            Expired                                            (6,000)                7.75
                                                               ------                -----
         Balance at December 31, 2000                          60,000            $    6.76
                                                               ======                =====

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2000:





                                                                    (Continued)
                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


                              Options Outstanding                       Options Exercisable
                  -------------------------------------------------   -------------------------------

                                Weighted Average
   Range of          Number        Remaining       Weighted Average     Number       Weighted Average
Exercise Prices   Outstanding   Contractual Life   Exercise Price     Exercisable    Exercise Price
---------------   -----------   ----------------   ----------------   ------------   ----------------
$4.38 to $5.25        6,000          0.03              $ 4.38             6,000           $ 4.38
 5.25 to  7.00       36,000          0.90                6.23            18,000             5.71
 7.00 to  8.63       18,000          1.00                8.63            18,000             8.63
 -------------      -------          ----                ----           -------             ----
$4.38 to $8.63       60,000           .9 years         $ 6.76            42,000             6.77
 =============      =======          ====                ====           =======             ====



       1998 Employee Equity Incentive Stock Option Plan

The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. In 2000 the Board of Directors increased the authorized number of shares available for grant under the 1998 Plan from 600,000 to 950,000 shares of common stock. Shares of common stock were registered for issuance under the 1998 Employee Equity Incentive Stock Option Plan in accordance with the Securities Act of 1933. Under this plan, stock options may be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price determined by the Stock Option Committee. In addition, in 1999, the Board of Directors authorized the Chief Executive Officer of the Company to grant up to an aggregate of 100,000 stock options to employees who are not executive officers or directors of the Company. All options under this grant have been at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Stock Option Committee or, in certain cases, the Chief Executive Officer. Options outstanding under this plan are as follows:

                                                         Weighted average
                                                         Number of shares       Exercise price
                                                          -------------         -------------
Balance at December 31, 1997                                        -            $       -

            Granted                                            27,650                    4.13
            Exercised                                              -                       -
            Expired                                                -                       -
                                                              -------                    ----
Balance at December 31, 1998                                   27,650            $       4.13

            Granted                                           338,350                    4.26
            Exercised                                          (4,650)                   4.13
            Expired                                           (33,300)                   4.25
                                                              -------                    ----
Balance at December 31, 1999                                  328,050            $       4.25

            Granted                                           514,650                    6.36
            Exercised                                         (42,050)                   4.27
            Expired                                          (149,975)                   5.01
                                                              -------                    ----
Balance at December 31, 2000                                  650,675            $       5.74
                                                              =======                    ====



                                                                     (Continued)
                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2000:


                              Options Outstanding                       Options Exercisable
                 --------------------------------------------      -------------------------------

                             Weighted Average
   Range of        Number       Remaining    Weighted Average        Number     Weighted Average
Exercise Prices  Outstanding Contractual Life  Exercise Price      Exercisable    Exercise Price
---------------  ----------- ----------------  --------------      -----------    --------------
$ 3.31 to $  3.50   68,000         3.00        $    3.31                  -       $      -
  3.50 to    5.25  180,675         1.40             4.25             93,150           4.25
  5.25 to    7.00  257,500         2.50             5.83                  -              -
  7.00 to    8.75   98,500         2.10             7.94              1,050           7.94
  8.75 to   10.00   46,000         2.10            10.00                  -              -
  ---------------  -------         ----            -----             ------          -----
$ 3.31 to $ 10.00  650,675      2.1 years      $    5.74             94,200       $   4.28
  ===============  =======      =========           ====             ======           ====                      -



On December 31, 2000 there were 1,027,270 additional shares available for grant under all three stock option plans. The per share weighted-average fair value of stock options granted during 1998, 1999, and 2000 was $3.70, $4.33 and $6.84, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0.00%, risk-free interest rate of 5.50%, volatility 88% and an expected life of 2.8 years; 1999 - expected dividend yield 0.00%, risk-free interest rate of 6.16%, volatility 90% and an expected life of 2.75 years; 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.90%, volatility 110% and an expected life of 3.0 years.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the pro forma amounts indicated below:


                                                    1998            1999              2000
                                                    ----            ----              ----
Net loss                   As reported         $ (2,152,094)    $ (1,408,756)      $ (3,077,248)
                           Pro forma             (2,883,787)      (1,869,478)        (3,914,789)

Net loss per share         As reported-basic   $       (.29)    $       (.19)      $       (.40)
                           Pro forma-basic             (.39)            (.25)              (.50)

                           As reported-diluted $       (.29)    $       (.19)      $       (.40)
                           Pro forma-diluted           (.39)            (.25)              (.50)



(11)    Income Taxes

       Income tax benefit attributable to loss from operations consists of:

                                                      Current        Deferred          Total
         Year ending December 31, 1998:
            US federal                             $   181,609    $(1,295,053)   $(1,113,444)
            State and local                           (630,985)       457,009       (173,976)
                                                      ---------     ---------     -----------
                                                   $  (449,376)   $  (838,044)   $(1,287,420)
                                                      =========      =========    ===========

                           ZOOM TELEPHONICS, INC. AND
                             SUBSIDIARY (Continued)
                   Notes to Consolidated Financial Statements

         Year ending December 31, 1999:
            US federal                             $    63,699   $   (532,146)   $  (468,447)
            State and local                             (6,571)      (112,917)      (119,488)
                                                       -------       ---------      ---------
                                                   $    57,128   $   (645,063)   $  (587,935)
                                                       =======       =========      =========
         Year ending December 31, 2000:
            US federal                             $    48,160   $ (1,539,591)   $(1,491,431)
            State and local                                 -         192,515        192,515
                                                       -------     -----------    -----------
                                                   $    48,160   $ (1,347,076)   $(1,298,916)
                                                       =======     ===========    ===========

Income tax benefit was $1,287,420, $587,935 and $1,298,916 for the years ending December 31, 1998, 1999 and 2000, respectively, and differed from the amounts as computed by applying the US federal income tax rate of 34% to pretax loss as a result of the following:


                                                                      1998          1999          2000
                                                                      ----          ----          ----

         Computed "expected" US tax benefit                      $ (1,169,435)  $  (678,980)  $ (1,487,896)

         Increase (reduction) in income taxes resulting from:
            State and local income taxes, net of federal
               income tax benefit                                    (114,824)      (78,862)       127,061
               Other, net                                              (3,161)      169,907         61,919
                                                                    ---------       -------      ---------
                                                                 $ (1,287,420)  $  (587,935)  $ (1,298,916)
                                                                    =========       =======      =========

         Total income tax benefit was allocated as follows:
                                                                      1998          1999          2000
                                                                      ----          ----          ----
         Loss from operations                                    $ (1,287,420)  $  (587,935)  $ (1,298,916)
         Stockholders' equity, for compensation expense
            for tax purposes in excess of amounts
            recognized for financial statement purposes                    -       (102,322)      (489,845)
                                                                    ---------       -------      ---------
                                                                 $ (1,287,420)  $  (690,257)  $ (1,788,761)
                                                                    =========       =======      =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998, 1999, and 2000 are presented below:
                                                                      1998          1999         2000
                                                                      ----          ----         ----
         Deferred tax assets:
         Inventories, primarily
           non-deductible reserves                               $  1,186,445   $ 1,832,101   $  1,830,940
         Accounts receivable, primarily
           returns and allowances                                   1,276,054       645,517        534,204
         Accrued expenses, principally
           provisions not currently
           deductible                                                 234,473       367,761        392,011
         Net operating loss carryforwards
           and credits                                                316,558     1,542,861      3,697,196

         Other                                                        212,703       350,846        525,493
                                                                    ---------     ---------      ---------
         Total current gross deferred tax assets                    3,226,233     4,739,086      6,979,844
                                                                    ---------     ---------      ---------
         Less valuation allowance                                          -       (770,116)    (1,167,000)
                                                                    ---------     ---------      ---------
         Total gross deferred tax assets                         $  3,226,233   $ 3,968,970   $  5,812,844
                                                                    =========     =========      =========
         Deferred tax liability:
         Property, plant and equipment,
           principally due to differences in
           depreciation                                                    -             -              -
                                                                    ---------     ---------      ---------
         Net deferred tax assets                                 $  3,226,233   $ 3,968,970   $  5,812,844
                                                                    =========     =========      =========

               ZOOM TELEPHONICS, INC. AND SUBSIDIARY                 (Continued)
                   Notes to Consolidated Financial Statements

On December 31, 2000 the Company has federal and state net operating loss carryforwards of approximately $5,597,447 and $17,564,732, respectively. These federal and state net operating losses are available to offset future taxable income, and are due to expire beginning 2018 and 2002, respectively. The Company recorded a deferred tax asset valuation allowance against a portion of the deferred tax assets related to state net operating loss carryforwards which management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of the asset will not be realized.

(12)    Significant Customers

Two customers accounted for approximately 20% and 14% of net sales for the year ending December 31, 1998. Two customers accounted for approximately 17% and 10% of net sales for the year ending December 31, 1999. Two customers accounted for approximately 15% and 11% of net sales for the year ending December 31, 2000. On December 31, 1999, two customers comprised approximately 29% of net accounts receivable. On December 31, 2000, two customers comprised approximately 48% of net accounts receivable.

(13)    Investment in Affiliates

In September 1999, the Company made an investment in a limited liability company ("LLC"). The Company granted the LLC the rights to a software license in exchange for 300,000 Class A shares of the LLC, which were valued by the Company at $300,000. The value at which the outside investors paid cash for shares received as part of the same equity infusion was used by the Company to value their shares received. A gain of $75,000 was recognized on the transaction, which was reported as other income in fiscal 1999. In May 2000 the LLC converted to a "C" corporation. As a result of the recognition of the Company's share of equity in losses of the affiliate, the investment balance as of December 31, 2000 has been reduced to $60,166.

(14)    Supplemental Disclosure of Cash Flow Information

                                                                      1998           1999           2000
                                                                      ----           ----           ----

           Cash paid during year for interest                    $        -     $        -    $         -
                                                                    =========     =========      =========

           Cash paid during year for income taxes                $        -     $        -    $         -
                                                                    =========     =========      =========

       The tax benefit of the exercise of stock options  resulted in increases to common stock of  $102,322 in 1999 and $ 489,845 in 2000.


(15)    Dependence on Key Suppliers and Contract Manufacturers

The Company produces its products using components or subassemblies purchased from third-party suppliers. In 1997, the Company purchased substantially all of its modem chipsets from a single supplier, Conexant (formerly Rockwell). Since 1998, the Company has also purchased chipsets from Lucent Technologies. In 1999, the Company purchased substantially all of its modem chipsets from Lucent. In 2000, the Company purchased dial-up modem chipsets exclusively from both Agere Systems (formerly Lucent) and Conexant Systems (formerly Rockwell).



               ZOOM TELEPHONICS, INC. AND SUBSIDIARY                 (Continued)
                   Notes to Consolidated Financial Statements

A substantial percentage of the Company's manufacturing in 2000 was done by a contract manufacturer, Vtech Communications LTD ("Vtech"); the loss of Vtech's services or a material adverse change in Vtech's business or in our relationship with Vtech could materially and adversely harm the Company's business.


(16)        Segment and Geographic Information

The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's domestic net sales and export sales to Europe and other international locations for 1998, 1999, and 2000 were comprised as follows:


                        1998     % of Total        1999     % of Total       2000    % of Total
                        ----     ----------        ----     ----------       ----    ----------

North America    $   48,385,279     78%     $   45,624,737     71%     $  42,957,055    72%
International        13,509,323     22%         18,463,647     29%        16,793,132    28%
                     ----------    ---          ----------    ---         ----------   ---
Total            $   61,894,602    100%     $   64,088,384    100%     $  59,750,187   100%
                     ==========    ===          ==========    ===         ==========   ===

(17)    Retirement Plan

The Company established a 401(k) retirement savings plan for employees in January 1996. Under the provisions of the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Total Company contributions in 1998, 1999 and 2000 were approximately $46,151, $56,605, and $55,314, respectively.

(18)    Subsequent Events

On January 10, 2001, the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20 year direct reduction mortgage. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of December 31, 2000 was 7.76%.

                     ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(19)    Selected Quarterly Financial Information (in thousands, unaudited)

The following table sets forth selected quarterly financial for the years ended December 31, 1999 and 2000. The operating results for any given quarter are not necessarily indicative of results for any future period.


                                Fiscal 1999 Quarter Ending              Fiscal 2000 Quarter Ending
                            Mar. 31   June 30   Sept. 30  Dec. 31    Mar. 31  June 30  Sept.30  Dec. 31
                            -------   -------   --------  -------    -------  -------  -------  -------
Net sales                   $12,548   $15,634   $18,491   $17,415    $14,033  $13,267  $16,178  $16,272
Costs of goods sold           8,487     9,766    11,410    10,887      9,652    8,682    9,992   11,078
                             ------    ------    ------    ------     ------   ------   ------   ------
  Gross profit                4,061     5,868     7,081     6,528      4,381    4,585    6,186    5,194
                             ------    ------    ------    ------     ------   ------   ------   ------
Operating expenses:
  Selling                     2,499     3,719     3,641     3,712      2,943    2,852    3,540    3,379
  General and administrative  1,375     1,636     1,620     1,645      1,346    1,454    1,601    1,827
  Research and development    1,504     1,806     1,546     1,569      1,591    1,814    1,256    1,588
                             ------    ------    ------    ------     ------   ------   ------   ------
   Total operating expenses   5,378     7,161     6,807     6,926      5,880    6,120    6,397    6,794
                             ------    ------    ------    ------     ------   ------   ------   ------

    Operating income(loss)   (1,317)   (1,293)      274      (398)    (1,499)  (1,535)    (211)  (1,600)


Other income, net               278       116        97       246        115      168      136       50

    Income (loss) before
     income taxes (benefit)  (1,039)   (1,177)      371      (152)    (1,384)  (1,367)     (75)  (1,550)


Income tax (benefit) expense   (349)     (458)      276       (57)      (443)    (430)     (25)    (401)
                             ------    ------    ------    ------     ------   ------   ------   ------


      Net income (loss)     $  (690)  $  (719)  $    95   $   (95)   $  (941) $  (937) $   (50) $(1,149)
                             ======    ======    ======    ======     ======   ======   ======   ======

Net loss per common share:

        Basic               $ (0.09)  $ (0.10)  $  0.01   $ (0.01)   $ (0.12) $ (0.12) $ (0.01) $ (0.15)


        Diluted             $ (0.09)  $ (0.10)  $  0.01   $ (0.01)   $ (0.12) $ (0.12) $ (0.01) $ (0.15)

Weighted average common
   And common equivalent
   Shares:

        Basic                 7,475     7,475     7,475     7,505      7,640    7,745    7,799    7,860


        Diluted               7,475     7,475     7,541     7,505      7,640    7,745    7,799    7,860


                                 EXHIBIT INDEX

2.1 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 8, 1999, filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 1999 Form 10-Q").*

2.2 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 28, 1999, filed as Exhibit 2.2 to the March 1999 Form 10-Q.*

3.1 Articles of Continuance, filed as Exhibit 3.1 to Zoom's Registration Statement on Form S-3 (File No. 333-38950) filed with the Commission on June 9, 2000 (the "Registration Statement on Form S-3"). *

3.2 By-Law No. 1 of Zoom Telephonics, Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-3.*

3.3 By-Law No. 2 of Zoom Telephonics, Inc., filed as Exhibit 3.3 to the Registration Statement on Form S-3. *

**10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as
       Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

**10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 ("the June 1996 Form 10-Q"). *

10.3 Loan and Security Agreement between Zoom Telephonics, Inc. and Fleet Capital Corporation, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2000 (the "June 2000 form 10-Q").*

10.4 Revolving Promissory Note issued in favor of Fleet Capital Corporation, filed as Exhibit 10.2 to the June 2000 10-Q.*


10.5  Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as
      Exhibit 10.5 to the June 1996 Form 10-Q. *

10.6 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

**10.7 Letter Agreement between Zoom and an executive officer, filed as Exhibit
       10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000.*

**10.8 Employment Agreement, filed as Exhibit 10.9 to the 1997 Form 10-K. *

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

**    Compensation Plan or Arrangement.

                              Exhibit 21

                                  Subsidiaries

Zoom Telephonics, Inc., a Delaware corporation

   Exhibit 23. Report on Financial Statement Schedule and Consent of KPMG LLP




                   REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                        CONSENT OF INDEPENDENT AUDITORS



The Board of Directors;
Zoom Telephonics, Inc.


The audits referred to in our report dated February 7, 2001, included the related financial statement schedule for each of the years in the three-year period ended December 31, 2000, included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements (No. 33-42834, No. 33-90930, No. 333-60565, No. 333-75575, and No. 333-47188) on
Form S-8 and No. 333-38590 on Form S-3 of Zoom Telephonics, Inc., of our report dated February 7, 2001, relating to the consolidated balance sheets of Zoom Telephonics, Inc. and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows and related schedule for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Zoom Telephonics, Inc.




                                                   KPMG LLP




Boston, Massachusetts
March 30, 2001

                                                                    Schedule II




                            ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                              VALUATION AND QUALIFYING ACCOUNTS
                        Years ending December 31, 1998, 1999 and 2000




                                Balance at       Charged                                   Balance
                                 Beginning    (Credited) to                   Amount       at end
        Description               of year        Expense        Other       written off    of year
                                  --------       -------        -----       -----------    -------
Reserve for doubtful accounts  $   467,030    $   652,173    $      -     $   314,203   $   805,000
Reserve for price protection     1,306,478      3,321,809           -       3,061,172     1,567,115
Reserve for sales returns        4,126,554      9,929,379           -      10,542,648     3,513,285
COOP advertising and other
allowances                       1,713,059      3,268,744           -       2,614,754     2,367,049
                                 ---------      ---------     --------     ----------     ---------
Year ending December 31, 1998  $ 7,613,121    $17,172,105    $      -     $16,532,777   $ 8,252,449
                                 =========     ==========     ========     ==========     =========

Reserve for doubtful accounts  $   805,000    $ 1,289,244 (a)$ 761,901    $ 1,897,482   $   958,663
Reserve for price protection     1,567,115        653,007           -       1,570,436       649,686
Reserve for sales returns        3,513,285      5,893,014           -       6,472,280     2,934,019
COOP advertising and other
allowances                       2,367,049      4,714,611           -       4,853,437     2,228,223
                                 ---------     ----------      -------     ----------     ---------
Year ending December 31, 1999  $ 8,252,449    $12,549,876    $ 761,901    $14,793,635   $ 6,770,591
                                 =========     ==========      =======     ==========     =========
Reserve for doubtful accounts  $   958,663    $   (43,608)          -     $   560,849   $   354,206
Reserve for price protection       649,686        235,651           -         686,588       198,749
Reserve for sales returns        2,934,019      7,532,526           -       9,401,130     1,065,415
COOP advertising and other
allowances                       2,228,223      6,566,840           -       7,285,978     1,509,085
                                 ---------      ---------      -------     ----------     ---------
Year ending December 31, 2000  $ 6,770,591    $14,291,409    $      -     $17,934,545   $ 3,127,455
                                 =========     ==========      =======     ==========     =========



(a) Represents allowance for doubtful accounts of Hayes Microcomputer Products, Inc. as of March 9, 1999.