Form 10-Q
period 2001-03-31
ZOOM TELEPHONICS INC
filed 2001-05-15
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

YES  [ X ]    NO [    ]



The number of shares outstanding of the registrant's Common Stock, No Par Value, as of May 11, 2001 was 7,860,866 shares.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                                      INDEX


                                                                         Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of March 31, 2001
               and December 31, 2000                                          3

           Consolidated Statements of Operations for the Three
               Months Ending March 31, 2001 and 2000                          4

           Consolidated Statements of Cash Flows for the Three
               Months Ending March 31, 2001 and 2000                          5

           Notes to Consolidated Financial Statements                     6 - 8

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9 - 13


Part II.   Other Information


   Item 6. Exhibits and Reports on Form 8-K                                  13

           Signatures                                                        14

PART I - FINANCIAL INFORMATION

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


     Assets
                                                                     03/31/01       12/31/00
                                                                   (Unaudited)      (Audited)
                                                                   -----------      ---------
Current assets:
    Cash and cash equivalents                                   $  5,075,502    $  2,906,270
    Accounts receivable, net of reserves for doubtful
    accounts, returns, and allowances of $3,082,568 at
    3/31/01 and $3,127,455 at 12/31/00                             5,738,810       7,923,967
    Inventories                                                   17,272,360      21,896,883
    Net deferred tax assets                                        5,812,844       5,812,844
    Prepaid expenses and other current assets                      1,112,955         678,271
                                                                ------------    ------------
             Total current assets                                 35,012,471      39,218,235
                                                                ------------    ------------

Property, plant and equipment, net                                 4,618,405       4,580,634
Goodwill, net of accumulated amortization of $2,033,013 at
   3/31/01 and $1,827,459 at 12/31/00                              2,870,670       3,076,224
Other assets                                                          90,187          84,902
                                                                ------------    ------------


              Total assets                                      $ 42,591,733    $ 46,959,995
                                                                ============    ============




     Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $    131,356    $       --
    Accounts payable                                               3,181,346       7,428,832
    Accrued expenses                                               1,684,615       2,414,917
                                                                ------------    ------------
             Total current liabilities                             4,997,317       9,843,749
                                                                ------------    ------------


 Long-term debt                                                    5,844,950            --

 Other non-current liabilities                                       340,422         368,800
                                                                ------------    ------------

             Total liabilities                                    11,182,689      10,212,549
                                                                ------------    ------------

Stockholders' equity:
   Common stock, no par value.  Authorized 25,000,000 shares;
   issued and outstanding 7,860,866 shares at March 31, 2001
   and at December 31, 2000                                       28,170,335      28,145,375
   Retained earnings                                               3,479,595       8,694,230
   Accumulated other comprehensive loss                             (240,886)        (92,159)
                                                                ------------    ------------


             Total stockholders' equity                           31,409,044      36,747,446
                                                                ------------    ------------

             Total liabilities and stockholders' equity         $ 42,591,733    $ 46,959,995
                                                                ============    ============




See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)



                                              Three   Months  Ending   March 31,
                                              ----------------------------------
                                                  2001                   2000
                                               ----------             ----------
Net sales                                    $ 10,264,833           $ 14,033,190
Costs of goods sold                             9,874,715              9,652,377
                                                ---------              ---------

         Gross profit                             390,118              4,380,813

Operating expenses:
         Selling                                2,461,338              2,942,538
         General and administrative             1,635,545              1,345,922
         Research and development               1,479,092              1,591,544
                                                ---------              ---------


         Total operating expenses               5,575,975              5,880,004
                                                ---------              ---------


         Operating loss                        (5,185,857)            (1,499,191)

Other income (loss), net                          (28,778)               114,896
                                                  -------                -------

         Loss before income taxes              (5,214,635)            (1,384,295)

Income tax benefit                                   --                 (442,880)
                                             ------------           ------------

         Net loss                            $ (5,214,635)          $   (941,415)
                                             ============           ============


Net loss per common share:

         Basic                               $       (.66)          $       (.12)
                                             ============           ============


         Diluted                             $       (.66)          $       (.12)
                                             ============           ============

Weighted average common and common equivalent Shares:

         Basic                                  7,860,866              7,640,064
                                             ============            ===========

         Diluted                                7,860,866              7,640,064
                                             ============            ===========



See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ending March 31,
                                                                                         -----------------------------
                                                                                           2001                   2000
                                                                                       -----------            ----------
Cash flows from operating activities:
      Net loss                                                                        $(5,214,635)          $  (941,415)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
       Depreciation and amortization                                                      409,210               378,364
       Amortization of restricted stock                                                    24,960                  --
       Deferred income taxes                                                                 --                (442,880)
       Equity in losses of affiliate                                                       69,714                20,000
       Changes in assets and liabilities:
            Accounts receivable                                                         2,185,156              (281,354)
            Inventories                                                                 4,624,523             2,421,575
            Prepaid expenses and other assets                                            (434,683)               44,603
            Accounts payable and accrued expenses                                      (4,977,788)           (1,084,430)
                                                                                      -----------           -----------
                     Net cash used in operating activities                             (3,313,543)              114,463
                                                                                      -----------           -----------

Cash flows from investing activities:
      Sale (purchase)of investment securities                                                  53              (124,836)
      Investment in affiliate                                                             (74,999)                 --
      Additions to property, plant and equipment                                         (269,804)             (144,820)
                                                                                      -----------           -----------
                                                                                         (344,750)             (269,656)
                                                                                      -----------           -----------


Cash flows from financing activities:
      Proceeds from long term debt                                                      6,000,000                  --
      Principal payments of long term debt                                                (23,695)                 --
      Proceeds from exercise of nonqualified stock options                                   --               1,035,255
                                                                                      -----------           -----------
                   Net cash provided by financing activities                            5,976,305             1,035,255
                                                                                      -----------           -----------

Effect of exchange rate changes on cash                                                  (148,780)               20,381
                                                                                      -----------           -----------


Net increase (decrease) in cash and cash equivalents                                    2,169,232               900,443

Cash and cash equivalents, beginning of period                                          2,906,270             7,218,500
                                                                                      -----------           -----------

Cash and cash equivalents, end of period                                              $ 5,075,502           $ 8,118,943
                                                                                      ===========           ===========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest                                                                        $    74,893           $         0
                                                                                      ===========           ===========

      Income taxes                                                                    $         0           $         0
                                                                                      ===========           ===========



       See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.
         The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ending March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ending March 31, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.


(2)      Earnings Per Share

         The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                              Three Months Ending March 31,
                                             -----------------------------
                                              2001                   2000
                                       ------------------    -------------------
Basic:
   Net loss                               $(5,214,635)          $  (941,415)

Weighted average shares
   outstanding                              7,860,866             7,640,064
                                          -----------           -----------

Net loss per share
                                          $      (.66)          $      (.12)
                                          ===========           ===========

Diluted:
    Net loss                              $(5,214,635)          $  (941,415)

Weighted average shares
   outstanding                              7,860,866             7,640,064

Net effect of dilutive stock
   options based on the Treasury
   stock method using average
   market price                                  --                    --

Weighted average shares
   outstanding                              7,860,866             7,640,064
                                          -----------           -----------

Net loss per share
                                          $      (.66)          $      (.12)
                                          ===========           ===========

         Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 5,644 and 725,416 shares of common stock at March 31, 2001 and 2000, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.


(3) Inventories



Inventories consist of the following:     March 31, 2001     December 31, 2000
                                          ---------------     -----------------
Raw materials                              $  8,884,355         $ 10,335,673
Work in process                               2,594,940            5,101,037
Finished goods                                5,793,065            6,460,173
                                            -----------          -----------

                                           $ 17,272,360         $ 21,896,883
                                            ===========          ===========



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

         The components of comprehensive loss, net of tax, are as follows:

                                                              Three Months Ending March 31,
                                                              -----------------------------
                                                               2001                      2000
                                                         ------------------     ------------------

                   Net loss                                   $(5,214,635)            $ (941,415)

                   Foreign currency translation
                     adjustment                                  (148,780)                 5,389


                   Net unrealized holding gain (loss)
                     on investment securities                          53                  2,959
                                                              -----------             ----------


                  Comprehensive loss                          $(5,363,362)             $(933,067)
                                                              ===========              =========



(5)      Bank Credit Facility and Mortgage

     The Company has a secured $5 million line of credit that expires on April 1, 2003. The line of credit bears interest at the bank's prime rate. The line of credit is secured and contains certain financial and other covenants. There are no borrowings under this line of credit as of March 31, 2001. We have been advised by our lender that it desires to terminate this facility. We have a commitment letter for a replacement line of credit from an alternative lender, which should provide us with greater availability. The commitment letter is subject to customary conditions and we cannot assure that it will result in a consummated agreement.

         On January 10, 2001, the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20 year direct reduction mortgage. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of March 31, 2001 was 7.76%.


(6)      Income Taxes

     The Company recorded a deferred tax asset valuation allowance equal to 100% of the tax benefit derived from the quarterly losses for the period ending as of March 31, 2001. The Company has recorded a valuation allowance against its deferred tax assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income tax benefit was zero for the three months ended March 31, 2001, compared to $442,880 in the first quarter of fiscal 2000. The Company did not meet its tax projections in the first quarter of fiscal 2001. Based on this and the uncertain timing of our return to tax profitability, we recorded additional valuation reserves against the deferred federal and state tax benefit of the current period operating loss, resulting in zero tax benefit recorded for the first quarter of fiscal 2001.


(7)      Segment and Geographic Information

         The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's domestic net sales and international sales for the three months ending March 31, 2001 and 2000, respectively were comprised as follows:

                                      Three Months Ending                  Three Months Ending
                                        March 31, 2001       % of Total      March 31, 2000       % of Total
                                        --------------       ----------      --------------       ----------

               North America           $   6,438,150            63%        $    9,912,171            71%
               International               3,826,683            37%             4,121,019            29%
                                           ---------            --              ---------            --
                                       $  10,264,833           100%        $   14,033,190           100%
                                        ============           ===           ============           ===




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995, stated below, as well as the risk factors set forth in our Annual Report on Form 10-K.

Results of Operations

     We recorded net sales of $10.3 million and a net loss of $5.2 million for our first quarter ending March 31, 2001 compared to net sales of $14.0 million and a net loss of $0.9 million for the first quarter ending March 31, 2000. Earnings per share declined to a loss of $0.66 for the first quarter of 2001 from a loss of $0.12 for the first quarter of 2000.

     During the first quarter of 2001 we have reduced our worldwide staff from 330 employees on December 31, 2000 to 291 employees on March 31, 2001 and 248 employees on May 10, 2001, we have also implemented a temporary wage freeze and controls on discretionary spending.

     Net sales for the quarter ending March 31, 2001 were 26.9% lower than the prior year's first quarter. Unit volume and average selling price both declined in our primary product category, dial-up modems, and sales declined both inside and outside North America, reflecting continuing weakness in the dial-up modem market. Our net sales for the quarter ending March 31, 2001 were also adversely impacted by our decision to establish a reserve of approximately $1 million for the expected return of product from a retail customer. The customer, which contributed approximately 9% of our net sales last year, advised us that they plan to limit their dial-up modem shelf space to one supplier starting in May 2001, and our dial-up modems are not included in their current shelf space plan.

     The major reason for our higher operating loss in Q1 2001 over Q1 2000 was $4 million lower gross profit. This was primarily attributable to $3.77 million lower net sales and a reduction in gross margin from 31.2% in the quarter ending March 31, 2000 to 3.8% in the quarter ending March 31, 2001. This large gross margin decrease was due primarily to additional inventory valuation reserves ($2.6 million, -25.5% of net sales) and the under-absorption of manufacturing expenses as a result of lower production volumes ($.8 million, -7.7% of net sales). We recorded the $2.6 million inventory reserve predominantly against our inventory relating to broadband modems and wireless networking products, primarily reflecting our low sales for these products and the industry decline in component and finished goods prices for these categories.

     Selling expenses in the first quarter of 2001 decreased in dollars to $2.4 million or 24.0% of net sales from $2.9 million or 21.0% of net sales in the first quarter of 2000. The dollar decrease was predominantly the result of reduced advertising and promotion expense, primarily for cooperative advertising programs by resellers of our modems and reduced selling expenses in our U.K. office.

     General and administrative expenses were $1.6 million or 15.9% of net sales in the first quarter of 2001 compared to $1.3 million or 9.6% of net sales in the first quarter of 2000. The increase was primarily the result of bank fees and legal expenses associated with real estate activities, SEC filings, and trademark activities, with a partial offset from reduced expenses in our U.K. office.

     Research and development expenses decreased in dollars to $1.5 million or 14.4% of net sales in the first quarter of 2001 from $1.6 million or 11.3% of net sales in the first quarter of 2000. The decrease was primarily due to a reduction in expenses for industry and government product approvals.

     In the first quarter of 2001, we recorded other net loss of approximately $29,000, compared to other net income of $115,000 in the first quarter of 2001. This loss is primarily related to interest expense of approximately $101,000 for our new mortgage in the first quarter of 2001 and the reduction in interest income as the result of lower cash balances in the first quarter of 2001 compared to the first quarter of 2000.

     Income tax benefit was zero for the three months ended March 31, 2001, compared to $442,880 in the first quarter of fiscal 2000. The Company did not meet its tax projections in the first quarter of fiscal 2001. Based on this and the uncertain timing of our return to tax profitability, we recorded additional valuation reserves against the deferred federal and state tax benefit of the current period operating loss, resulting in zero tax benefit recorded for the first quarter of fiscal 2001.


Liquidity and Capital Resources

     We ended the first quarter of 2001 with stockholders' equity of $31.4 million or $4.00 per share, with cash and cash equivalents of $5.1 million, and working capital of $30.0 million.

     Operating activities used $3.3 million in cash during the first quarter of 2001. Our use of cash included a net loss of $5.2 million, the reduction of accounts payable by $5.0 million, and the decrease of prepaid expenses and other assets of $0.4 million. These uses were partially offset by the reduction of inventory of $4.6 million, a decrease in accounts receivable of $2.2 million, and depreciation and amortization of $0.4 million. The reduction of accounts payable was primarily attributable to our reduced inventory purchases in the first quarter of 2001. The decrease in inventories in the first quarter of 2001 reflected our reduced inventory purchases following our inventory buildup in 2000, as well as our additional $2.6 million inventory valuation reserve. Our decrease in accounts receivable primarily reflects our lower sales volume.

     Investing activities used $345,000 in cash during the first quarter of 2001. This cash was primarily used to fund Zoom's capital expenditures of $270,000, which consisted primarily of the continuing renovation of our headquarters, purchases of equipment and tooling, and purchases of computer hardware and software. We also made an additional $75,000 investment in an affiliate. We do not have any significant capital commitments and we anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     During the first quarter of 2001, we received cash from financing activities of $6.0 million primarily from the proceeds of long term borrowings for the mortgage of our headquarters for $6,000,000. Principal on the loan is amortized on a 20 year basis. The interest rate is adjusted annually in January of each year based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The interest rate for the current year is 7.76%. We also have a $5 million line of credit. The line of credit bears interest at the bank's prime rate. The line of credit is secured and contains certain financial and other covenants. On March 31, 2001 the dollar amount that could be borrowed under this line of credit, which is based on accounts receivable, was $2.2 million. As of March 31, 2001 and the date of this report, no amounts were outstanding under this facility. The line of credit expires on April 1, 2003. However, we have been advised by our lender that it desires to terminate this facility. We have a commitment letter for a replacement line of credit from an alternative lender, which should provide us with greater availability. The commitment letter is subject to customary conditions and we cannot assure that it will result in a consummated agreement. If we are not able to obtain an alternative facility we may not be able to borrow funds under our existing facility and may require additional sources of cash to support our business in the second half of this year.


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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133 "). This statement was amended by the issuance of SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", which changed the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (fiscal 2001 for us) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We adopted SAB 101 in the fourth quarter of 2000, and have adjusted previously reported revenue, cost of revenue, accounts receivable and inventory balances related to the manner in which we had historically recorded and reported sales returns reserves. There was no net impact on our previously reported gross margins or net income (loss). We have reclassified the statement of operations for the period ended March 31, 2000 to reflect this change.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these discounts and incentives as reductions of revenue. The Company is required to and will adopt the guidance outlined in Issue No. 00-14 for the second fiscal quarter of 2001, at which time prior period reported amounts will be reclassified to conform to the new presentation. The pro forma disclosures below reflect the reclassification of both previously reported as well as current quarter reported revenues and sales and marketing expenses based on the application of the guidance in Issue No. 00-14. There is no current quarter or historical impact on the Company's balance sheets.

Quarter ending March 31,                    2000                      2001
                                           -----                     -----
Revenues:
As previously reported          $      14,033,190        $       10,264,833
As reclassified                        13,620,189                10,026,687

Selling expenses:
As previously reported          $       2,942,538        $        2,461,338
As reclassified                         2,529,537                 2,223,192

     In September 2000, the FASB Emerging Issues Task Force discussed Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. In April 2001, the EITF reached a consensus on Issue No. 00-25, which is required to be implemented no later than the first fiscal quarter of 2002. The Company is currently evaluating the impact of Issue 00-25, which may result in a reclassification of certain costs within our income statement, but which is not expected to have a material impact on our financial condition or results of operations.


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


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These statements, which include statements relating to the sufficiency of Zoom's cash, together with funds generated from operations and available sources of financing, to support Zoom's business for the remainder of fiscal year 2001 and Zoom's anticipated investments in equipment and improvements to its facilities during fiscal year 2001, could cause Zoom's actual results to differ materially from those anticipated. Actual results may be materially different than those expectations as a result of known and unknown risks, including: Zoom's ability to obtain additional financing when needed or on favorable terms; Zoom's incurrence of substantial losses; Zoom's ability to effectively manage its inventory and changing business; the uncertainty of new product development and introduction, including budget overruns, project delays and the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; uncertainties inherent in financial projections that, by their nature, are based upon assumptions, many of which are not in the control of Zoom; Zoom's dependence on one or a limited number of suppliers for certain key components; development and market acceptance of the cable and DSL data communications markets, uncertainty of market growth of those markets; rapid technological change; competition; and other risks set forth in Zoom's filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.




 PART II - OTHER INFORMATION


ITEM 6 - Exhibits and reports on Form 8-K


   (a) Exhibit               Description                                Page
       -------               -----------                                ----

       10.1    Mortgage, Security Agreement and Assignment between
               Zoom Telephonics, Inc. and Wainwright Bank &
               Trust Company.                                          15 - 33

       10.2 Commercial Real Estate Promissory Note, between Zoom Telephonics, Inc. and Wainwright Bank & Trust
               Company.                                                34 - 40

   (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2001.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ZOOM TELEPHONICS, INC.


Date: May 15, 2001                      By:   /s/ Frank Manning
                                       -----------------------------------
                                       Frank B. Manning, President



Date: May 15, 2001                      By:   /s/ Robert Crist
                                       -----------------------------------
                                       Robert Crist, Vice President of Finance
                                       and Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)