Form 10-Q
period 2001-06-30
ZOOM TELEPHONICS INC
filed 2001-08-13
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  [ X ]    NO [    ]



The number of shares outstanding of the registrant's Common Stock, No Par Value, as of August 13, 2001 was 7,860,866 shares.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                                      INDEX


                                                                          Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000                                         3

           Consolidated Statements of Operations for the Three
               Months and Six Months Ending June 30, 2001 and 2000           4

           Consolidated Statements of Cash Flows for the Six
               Months Ending June 30, 2001 and 2000                          5

           Notes to Consolidated Financial Statements                    6 - 8

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9 - 13

  Item 3.  Qualitative and Quantitative Disclosures About
               Market Risk                                             13 - 14

Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders         14 - 15

  Item 6.  Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       16

PART I - FINANCIAL INFORMATION

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30, 2001   December 31, 2000
                                                                (Unaudited)      (Audited)
     Assets

Current assets:
    Cash and cash equivalents                                  $  5,386,518    $  2,906,270
    Accounts receivable, net of reserves for doubtful
        accounts, returns, and allowances of  $2,474,767 at
        June 30, 2001 and $3,127,455 at December 31, 2000         6,622,674       7,923,967
    Inventories                                                  13,774,283      21,896,883
    Net deferred tax assets                                       5,812,844       5,812,844
    Prepaid expenses and other current assets                     1,028,657         678,271
                                                               ------------    ------------
             Total current assets                                32,624,976      39,218,235
                                                               ------------    ------------

Property, plant and equipment, net                                4,473,370       4,580,634
Goodwill, net of accumulated amortization of $2,238,567 at
   June 30, 2001 and $1,827,459 at December 31, 2000              2,665,115       3,076,224
Other assets                                                         24,736          84,902
                                                               ------------    ------------


              Total assets                                     $ 39,788,197    $ 46,959,995
                                                               ============    ============



     Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                          $    133,920    $       --
    Accounts payable                                              2,984,761       7,428,832
    Accrued expenses                                              1,771,305       2,414,917
                                                               ------------    ------------
             Total current liabilities                            4,889,986       9,843,749
                                                               ------------    ------------


 Long-term debt                                                   5,809,236            --

 Other non-current liabilities                                      312,044         368,800
                                                               ------------    ------------

             Total liabilities                                   11,011,266      10,212,549
                                                               ------------    ------------

Stockholders' equity:
   Common stock, no par value.  Authorized 25,000,000
     shares; issued and outstanding 7,860,866 shares at June
     30, 2001 and at December 31, 2000                           28,195,295      28,145,375
   Retained earnings                                                849,701       8,694,230
   Accumulated other comprehensive loss                            (268,065)        (92,159)
                                                               ------------    ------------


             Total stockholders' equity                          28,776,931      36,747,446
                                                               ------------    ------------

             Total liabilities and stockholders' equity        $ 39,788,197    $ 46,959,995
                                                               ============    ============



See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ending June 30,     Six Months Ending June 30,
                                                       -----------------------------    --------------------------
                                                             2001            2000            2001             2000
                                                             ----            ----            ----             ----

Net sales                                               $ 10,825,482    $ 13,267,444    $ 21,090,316    $ 27,300,634
Costs of goods sold                                        8,091,107       8,681,976      17,965,823      18,334,353
                                                        ------------    ------------    ------------    ------------

         Gross profit                                      2,734,375       4,585,468       3,124,493       8,966,281

Operating expenses:
         Selling                                           2,392,335       2,852,086       4,853,674       5,794,624
         General and administrative                        1,502,951       1,454,477       3,138,496       2,800,399
         Research and development                          1,341,343       1,814,165       2,820,434       3,405,709
                                                        ------------    ------------    ------------    ------------

         Total operating expenses                          5,236,629       6,120,728      10,812,604      12,000,732
                                                        ------------    ------------    ------------    ------------

         Operating loss                                   (2,502,254)     (1,535,260)     (7,688,111)     (3,034,451)

Other income (expense), net                                 (127,640)        168,173        (156,418)        283,069
                                                        ------------    ------------    ------------    ------------

         Loss before income tax benefit                   (2,629,894)     (1,367,087)     (7,844,529)     (2,751,382)

Income tax benefit                                              --           430,090           --            872,970
                                                        ------------    ------------    ------------    ------------

         Net loss                                       $ (2,629,894)   $   (936,997)   $ (7,844,529)   $ (1,878,412)
                                                        ============    ============    ============    ============

Net loss per common share:

         Basic                                          $       (.33)   $       (.12)   $      (1.00)   $       (.24)
                                                        ============    ============    ============    ============


         Diluted                                        $       (.33)   $       (.12)   $      (1.00)   $       (.24)
                                                        ============    ============    ============    ============


Weighted average common and common equivalent shares:

         Basic                                             7,860,866       7,745,147       7,860,866       7,692,606
                                                        ============    ============    ============    ============

         Diluted                                           7,860,866       7,745,147       7,860,866       7,692,606
                                                        ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ending June 30,
                                                                                       --------------------------
                                                                                         2001                 2000
                                                                                      ---------             --------
Cash flows from operating activities:
      Net loss                                                                       $(7,844,529)         $(1,878,412)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                                868,405              754,567
            Amortization of restricted stock                                              49,920                 --
            Deferred income taxes                                                           --               (873,145)
            Equity in losses of affiliate                                                135,165               70,000

            Changes in assets and liabilities:
               Accounts receivable                                                     1,301,293             (461,105)
               Inventories                                                             8,122,600            2,405,896
               Prepaid expenses and other assets                                        (350,386)            (397,373)
               Accounts payable and accrued expenses                                  (5,087,683)            (109,103)
                                                                                     -----------          -----------
                     Net cash used in operating activities                            (2,805,215)            (488,675)
                                                                                     -----------          -----------

Cash flows from investing activities:
      Sale (purchase) of investment securities                                              --             (1,341,168)
      Investment in affiliate                                                            (74,999)                --
      Additions to licenses                                                                 --                (15,000)
      Additions to property, plant and equipment                                        (406,789)            (504,815)
                                                                                     -----------          -----------

                     Net cash used in investing activities                              (481,788)          (1,860,983)
                                                                                     -----------          -----------


Cash flows from financing activities:
      Proceeds from long term debt                                                     6,000,000                 --
      Principal payments on long term debt                                               (56,843)                --
      Proceeds from exercise of nonqualified stock options                                  --              1,054,948
                                                                                     -----------          -----------
                   Net cash provided by financing activities                           5,943,157            1,054,948
                                                                                     -----------          -----------

Effect of exchange rate changes on cash                                                 (175,906)             117,807
                                                                                     -----------          -----------


Net increase in cash and cash equivalents                                              2,480,248           (1,176,903)


Cash and cash equivalents, beginning of period                                         2,906,270            7,218,500
                                                                                     -----------          -----------


Cash and cash equivalents, end of period                                             $ 5,386,518          $ 6,041,597
                                                                                     ===========          ===========


Supplemental disclosures of cash flow information:
      Cash paid during the year for:

      Interest                                                                       $   193,241          $         0
                                                                                     ===========          ===========

      Income taxes                                                                   $         0          $         0
                                                                                     ===========          ===========


       See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

         The consolidated financial statements of Zoom Telephonics, Inc., (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ending December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.
         The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three months and six months ending June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ending June 30, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.


(2)      Earnings Per Share

         The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                       Three Months Ending June 30,          Six Months Ending June 30,
                                       ----------------------------          --------------------------
                                        2001               2000             2001              2000
                                    ------------      -------------      ----------        -----------
Basic:
   Net loss                         $(2,629,894)      $  (936,997)      $(7,844,529)      $(1,878,412)


Weighted average shares
   outstanding                        7,860,866         7,745,147         7,860,866         7,692,606
                                    -----------       -----------       -----------       -----------

Net loss per share                  $      (.33)      $      (.12)      $     (1.00)      $      (.24)
                                    ===========       ===========       ===========       ===========

Diluted:
    Net loss                        $(2,629,894)      $  (936,997)      $(7,844,529)      $(1,878,412)


Weighted average shares
   outstanding                        7,860,866         7,745,147         7,860,866         7,692,606

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                    --                --                --                --

Weighted average shares
   outstanding                        7,860,866         7,745,147         7,860,866         7,692,606
                                    -----------       -----------       -----------       -----------

Net loss per share                  $      (.33)      $      (.12)      $     (1.00)      $      (.24)
                                    ===========       ===========       ===========       ===========

         Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 6,171 and 568,361 shares of common stock at June 30, 2001 and 2000, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.


(3) Inventories

             Inventories consist of the following:     June 30, 2001      December 31, 2000
                                                       -------------       -----------------

                          Raw materials                 $ 7,768,079         $10,335,673
                          Work in process                 1,374,259           5,101,037
                          Finished goods                  4,631,945           6,460,173
                                                        -----------         -----------

                                                        $13,774,283         $21,896,883
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

         The components of comprehensive loss, net of tax, are as follows:

                                          Three Months Ending June 30,          Six Months Ending June 30,
                                          ----------------------------          --------------------------
                                              2001                 2000               2001                2000
                                        --------------       ---------------    --------------      ---------------

 Net loss                                 $(2,629,894)        $  (936,997)        $(7,844,529)        $(1,878,412)

 Foreign currency translation
   adjustment                                 (27,179)             35,433            (175,906)             40,822


 Net unrealized holding gain
   on investment securities                        --               7,102                  --              10,061
                                          -----------         -----------         -----------         -----------

Comprehensive loss                        $(2,657,073)        $  (894,462)        $(8,020,435)        $(1,827,529)
                                          ===========         ===========         ===========         ===========



(5)      Bank Credit Facility and Mortgage

     The Company has a secured $5 million line of credit that expires on April 1, 2003. The line of credit bears interest at the bank's prime rate. The line of credit is secured and contains certain financial and other covenants. There are no borrowings under this line of credit as of June 30, 2001. However our lender has notified us that it considers an event of default to have occurred as a result of our operating performance variance to our financial plan. We have contested the lender's assertion and have maintained an open dialogue with the lender and as of the date of this report the line is still intact, but we cannot assure that the lender will make any funding available to us under this facility. We are negotiating with an alternative lender for a replacement facility that we expect will provide us with greater funds availability. We cannot assure that this replacement facility will be available on favorable terms, if at all. As of the date of this report, we have in excess of $5 million in cash and investment securities with no borrowings other than our 20 year mortgage. However, if we are not able to obtain an alternative facility we may not be able to borrow funds under our existing facility and may require additional sources of cash to support our business going forward.

         On January 10, 2001, the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of June 30, 2001 was 7.76% and interest expense for the second quarter and six-months ending June 30, 2001 was $114,685 and $215,383, respectively.




(6)      Income Taxes

     The Company recorded a deferred tax asset valuation allowance equal to 100% of the tax benefit derived from the quarterly losses for the six month period ending as of June 30, 2001. The Company has recorded a valuation allowance against its deferred tax assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax benefit was zero for the three and six months ended June 30, 2001, compared to $430,090 and $872,970 in the three and six months ended June 30, 2000. Based on the uncertain timing of our return to tax profitability and recovery of the deferred tax asset, we recorded valuation reserves against the deferred federal and state tax benefit of the current period operating loss, resulting in zero tax benefit recorded for the first half of fiscal 2001.


(7)      Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's domestic net sales and international sales for the three months and six months ending June 30, 2001 and 2000, respectively were comprised as follows:

                   Three Months             Three Months                 Six Months                 Six Months
                      Ending        % of        Ending         % of        Ending         % of         Ending        % of
                  June 30, 2001    Total    June 30, 2000     Total     June 30, 2001    Total     June 30, 2000    Total
                  -------------    -----    -------------     -----     -------------    -----     -------------    -----
North America      $ 6,906,561       64%      $ 9,134,692       69%      $13,344,712       63%      $19,046,863       70%
International        3,918,921       36%        4,132,752       31%        7,745,604       37%        8,253,771       30%
                   -----------      ---       -----------      ---       -----------      ---       -----------      ---
Total              $10,825,482      100%      $13,267,444      100%      $21,090,316      100%      $27,300,634      100%
                   ===========      ===       ===========      ===       ===========      ===       ===========      ===

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995, stated below, as well as the risk factors set forth in our Annual Report on Form 10-K.

Results of Operations

     Our net sales were $10.8 million and our net loss was $2.6 million for the second quarter ending June 30, 2001 compared to net sales of $13.3 million and a net loss of $0.9 million for the second quarter ending June 30, 2000. Earnings per share declined to a loss of $0.33 for the second quarter of 2001 from a loss of $0.12 for the second quarter of 2000. Our net sales were $21.1 million and our net loss was $7.8 million for the six months ending June 30, 2001 compared to net sales of $27.3 million and a net loss of $1.9 million for the six months ending June 30, 2000. The net loss per share was $1.00 for the six months ending on June 30, 2001 versus a net loss of $0.24 per share for the six months ending June 30, 2000.

         Net sales for the quarter ending June 30, 2001 were 18.4% lower than the prior year's second quarter. Unit volume and average selling price both declined in our primary revenue product category, dial-up modems, and revenues declined both inside and outside North America, reflecting continuing weakness in the dial-up modem market. We gained market share for dial-up modems at major U.S. retailers tracked by PC Data. Based upon PC Data's information, our brands' share of these revenues went from 11.6% in the second quarter ending June 30, 2000 to 16.1% in the second quarter ending June 30, 2001.

         Net sales for the six months ending June 30, 2001 were 22.7% lower than the comparable period in the prior year. Unit volume and average selling price both declined in our primary revenue product category, dial-up modems, and revenues declined both inside and outside North America, reflecting continuing weakness in the dial-up modem market.

     The major  reason for our $1.7  million  higher net loss in Q2 2001 over Q2
2000 was $1.9 million lower gross profit. Gross profit for the three months ending June 30, 2001 was $2.7 million, or 25.3% of net sales, compared to $4.6 million, or 34.6% of net sales, for the three months ending June 30, 2000. The $1.9 million decrease was primarily due to our inability to reduce manufacturing expenses in line with the reduction of production volume and selling prices.

     The major reason for our $6.0 million higher net loss in the first half of 2001 versus the first half of 2000 was $5.8 million lower gross profit. Gross profit as a percent of net sales decreased to 14.8% for the six months ending June 30, 2001 compared to 32.8% for the six months ending June 30, 2001. The
$5.8 million decrease was primarily attributable to an inventory write-down recorded in the first quarter of 2001 and our inability to reduce manufacturing expenses in line with the reduction of production volumes and selling prices. We recorded a $2.6 million inventory write-down in the quarter ending March 31, 2001, predominantly against our inventory relating to broadband modems and wireless networking products, reflecting both our low sales for these products and the industry decline in component and finished goods prices for these categories.

         In order to reduce expenses, we have reduced our worldwide staff from 330 employees on December 31, 2000 to 234 employees on June 30, 2001. We have also implemented a temporary wage freeze and controls on discretionary spending.

         Selling expenses in the second quarter ending June 30, 2001 decreased in dollars to $2.4 million or 22.1% of net sales from $2.9 million or 21.5% of net sales in the second quarter ending June 30, 2000. The dollar decrease was mainly due to reduced advertising and promotion expense, primarily for cooperative advertising programs by resellers of our modems, reduced commissions and freight, and reduced selling expenses in our U.K. office.

         Selling expenses for the six months ending June 30, 2001 decreased in dollars to $4.9 million or 23.0% of net sales from $5.8 million or 21.2% of net sales in the six months ending June 30, 2000. The dollar decrease was mainly due to reduced advertising and promotion expense, primarily for cooperative advertising programs by resellers of our modems, reduced commissions and freight, and reduced selling expenses in our U.K. office.

         General and administrative expenses were $1.5 million or 13.9% of net sales in the second quarter ending June 30, 2001 compared to $1.45 million or 11.0% of net sales in the second quarter ending June 30, 2000. The slight dollar increase was primarily the result of costs and legal expenses associated with on-going negotiations for a new line of credit.

         General and administrative expenses for the six months ending June 30, 2001 increased in dollars to $3.1 million or 14.9% of net sales from $2.8 million or 10.3% of net sales in the six months ending June 30, 2000. The dollar increase was predominantly the result of costs and legal expenses associated with real estate and financing activities, with a partial offset from reduced expenses in our U.K. office.

         Research and development expenses decreased in dollars to $1.3 million or 12.4% of net sales in the second quarter ending June 30, 2001 from $1.8 million or 13.7% of net sales in the second quarter ending June 30, 2000. The decrease was primarily due to reduced headcount and lower expenses for industry and government product approvals.

         Research and development expenses for the six months ending June 30, 2001 decreased in dollars to $2.8 million or 13.4% of net sales from $3.4 million or 12.5% of net sales in the six months ending June 30, 2000. The decrease was primarily due to reduced headcount and lower expenses for industry and government product approvals.

         In the second quarter ending June 30, 2001 other net expense was approximately $128,000, compared to other net income of $168,000 in the second quarter ending June 30, 2000. This shift from other net income to other net expense was primarily due to the reduction in interest income due to lower cash balances in the second quarter of 2001 compared to the second quarter of 2000 and the fact that we had no bank debt until February, 2001 when we began to pay interest on approximately $6 million in bank debt.

         In the six months ending June 30, 2001 other net expense was approximately $156,000, compared to other net income of $283,000 in the second quarter ending June 30, 2000 for the reasons stated above.

     Income tax benefit was zero for the second quarter ending June 30, 2001, compared to $430,090 in the second quarter ending June 30, 2000. Based on the uncertain timing of our return to tax profitability and the recovery of the deferred tax asset, we recorded additional valuation reserves against the deferred federal and state tax benefit of the current period operating loss, resulting in zero tax benefit recorded for the second quarter of fiscal 2001.


Liquidity and Capital Resources

         We ended the second quarter of 2001 with stockholders' equity of $28.8 million or $3.66 per share, cash and cash equivalents of $5.4 million, working capital of $27.7 million, and a current ratio of 6.7.

     Operating activities used $2.8 million in cash during the six months ending June 30, 2001. Our use of cash included a net loss of $7.8 million, the reduction of accounts payable by $5.1 million, and the decrease of prepaid expenses and other assets of $0.4 million. These uses were partially offset by the reduction of inventory of $8.1 million, a decrease in accounts receivable of $1.3 million, and depreciation and amortization of $0.9 million. The reduction of accounts payable was primarily due to our reduced inventory purchases in the first quarter of 2001. The decrease in inventories in the first six months of 2001 reflected our reduced inventory purchases following the inventory buildup in 2000, our $2.6 million inventory write-down recorded in Q1 2001, and the return of inventories to key suppliers. Our decrease in accounts receivable primarily reflected our lower sales volume.

         Investing activities used approximately $482,000 in cash during the six months ending June 30, 2001. This cash was primarily used to fund the capital expenditures of $407,000, which consisted primarily of the continuing build-out and maintenance of our headquarters, purchases of equipment and tooling, and purchases of computer hardware. We also made an additional $75,000 investment in an affiliate. We do not have any significant capital commitments, and we anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     During the six months ending June 30, 2001, we received cash from financing activities of $6.0 million from the proceeds of a 20-year mortgage of our headquarters building. Principal on the loan is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. The interest rate for the current year is 7.76%. We also have a $5 million line of credit facility. The line of credit bears interest at the bank's prime rate. The line of credit is secured and contains certain financial and other covenants. We have not borrowed under this line, therefore as of June 30, 2001 and the date of this report no amounts were outstanding under this facility. The line of credit expires on April 1, 2003. However, our lender has notified us that it considers an event of default to have occurred as a result of our operating performance variance to our financial plan. We have contested the lender's assertion and have maintained an open dialogue with the lender and as of the date of this report the line is still intact, but we cannot assure that the lender will make any funding available to us under this facility. We are negotiating with an alternative lender for a replacement facility that we expect will provide us with greater funds availability. We cannot assure that this replacement facility will be available on favorable terms, if at all. At the date of this report we have in excess of $5 million in cash and investment securities with no borrowings other than our 20-year mortgage. However, if we are not able to obtain an alternative facility we may not be able to borrow funds under our existing facility and may require additional sources of cash to support our business going forward.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We adopted SAB 101 in the fourth quarter of 2000, and have adjusted previously reported revenue, cost of revenue, accounts receivable and inventory balances related to the manner in which we had historically recorded and reported sales returns reserves. There was no net impact on our previously reported gross margins or net income (loss). We have reclassified the statement of operations for the periods ended June 30, 2000 to reflect this change.

         FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 are required to be implemented no later than the first fiscal quarter of 2002, at which time prior period reported amounts will be reclassified to conform to the new presentation. The pro forma disclosures below reflect the reclassification of both previously reported as well as current quarter and the six month reported revenues and sales and marketing expenses based on the application of the guidance in Issue No. 00-14 and Issue No. 00-25. There is no current quarter or historical impact on the Company's balance sheets.


                               Three Months Ending June 30,             Six Months Ending June 30,
                             ------------------------------            ----------------------------

                                  2001                2000              2001              2000
                                  ----                ----              ----              ----
Revenues:

As previously reported        $10,825,482        $13,267,444        $21,090,316        $27,300,634

As reclassified                10,245,508         12,422,335         20,034,700         25,636,415

Selling expenses:

As previously reported        $ 2,392,335        $ 2,852,086        $ 4,853,674        $ 5,794,624

As reclassified                 1,812,361          2,006,977          3,798,058          4,130,405



In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS
142. We are in the process of determining the impact that adoption will have on our consolidated financial statements.

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

Investment Rate Risk - The Company's investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.


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



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         Zoom Telephonics, Inc. held its Annual Meeting of Shareholders on June 14, 2001. At the meeting, the shareholders approved (a) the re-election of the Board of Directors of Zoom Telephonics, Inc. (b) an amendment to the 1991 Directors Stock Option Plan to extend the expiration date of the Plan from April 30, 2001 to April 30, 2011 and (c) the appointment of KPMG LLP as Zoom's independent auditors for the year ending December 31, 2001.

         a)       Election of Directors:


     Nominee            For           Against            Abstain

Frank B. Manning     7,562,759           0               101,565
Peter R. Kramer      7,565,292           0                98,865
Bernard Furman       7,563,940           0               100,217
J. Ronald Woods      7,564,940           0                99,217
L. Lamont Gordon     7,568,840           0               100,317

         b) Amendment to 1991 Directors Stock Option Plan to extend the expiration date from April 30, 2001 to April 30, 2011:

                        For           Against            Abstain
Approval             7,592,067        215,219             53,467


         c) Approval of the appointment of KPMG LLP as Zoom's independent auditors for the year ending December 31, 2001:

                        For           Against            Abstain
Approval             7,592,067         28,331             43,759



Item 6 - Exhibits and reports on Form 8-K


            (a) Exhibits - none.


            (b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2001.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ZOOM TELEPHONICS, INC.


Date: August 14, 2001                 By:          /s/ Frank B. Manning
                                         ---------------------------------------
                                     Frank B. Manning, President



Date: August 14, 2001                 By:          /s/ Robert Crist
                                         ---------------------------------------
                                    Robert Crist, Vice President of Finance
                                    and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)