Form 10-Q
period 2001-09-30
ZOOM TELEPHONICS INC
filed 2001-11-14
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  [ X ]    NO [    ]



The number of shares outstanding of the registrant's Common Stock, No Par Value, as of November 13, 2001 was 7,860,866 shares.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                                      INDEX


                                                                          Page

Part I. Financial Information

  Item 1.  Consolidated Balance Sheets as of September 30, 2001
               and December 31, 2000                                         3

           Consolidated Statements of Operations for the Three
               Months and Nine Months Ending September 30, 2001 and 2000     4

           Consolidated Statements of Cash Flows for the Nine
               Months Ending September 30, 2001 and 2000                     5

           Notes to Consolidated Financial Statements                    6 - 8

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9 - 14

  Item 3.  Qualitative and Quantitative Disclosures About
               Market Risk                                                  14

Part II.   Other Information


  Item 6.  Exhibits and Reports on Form 8-K                                 15

           Signatures                                                       16

PART I - FINANCIAL INFORMATION

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                                               September 30, 2001   December 31, 2000
                                                                                   (Unaudited)          (Audited)
                                                                                   -----------          ---------
               Assets

          Current assets:
              Cash and cash equivalents                                           $  5,823,527       $  2,906,270
              Accounts receivable, net of reserves for doubtful
                  accounts, returns, and allowances of  $2,481,740 at
                  September 30, 2001 and $3,127,455 at December 31, 2000             7,316,349          7,923,967
              Inventories, net                                                      12,857,141         21,896,883
              Net deferred tax assets                                                2,012,844          5,812,844
              Prepaid expenses and other current assets                                986,347            678,271
                                                                                  ------------       ------------
                       Total current assets                                         28,996,208         39,218,235
                                                                                  ------------       ------------

          Property, plant and equipment, net                                         4,346,212          4,580,634
          Goodwill, net of accumulated amortization of $2,444,122 at
             September 30, 2001 and $1,827,459 at December 31, 2000                  2,159,561          3,076,224
          Other assets                                                                  24,736             84,902
                                                                                  ------------       ------------


                        Total assets                                              $ 35,526,717       $ 46,959,995
                                                                                  ============       ============



               Liabilities and Stockholders' Equity

          Current liabilities:
              Current portion of long-term debt                                   $    136,535       $       --
              Accounts payable                                                       3,860,508          7,428,832
              Accrued expenses                                                       2,048,671          2,414,917
                                                                                  ------------       ------------
                       Total current liabilities                                     6,045,714          9,843,749
                                                                                  ------------       ------------


           Long-term debt                                                            5,780,070               --

           Other non-current liabilities                                               283,665            368,800
                                                                                  ------------       ------------

                       Total liabilities                                            12,109,449         10,212,549
                                                                                  ------------       ------------

          Stockholders' equity:
             Common stock, no par value.  Authorized 25,000,000 shares;
               issued and outstanding 7,860,866 shares at September 30, 2001
               and at December 31, 2000                                             28,220,255         28,145,375
             Retained earnings (accumulated deficit)                                (4,667,458)         8,694,230
             Accumulated other comprehensive loss                                     (135,529)           (92,159)
                                                                                  ------------       ------------


                       Total stockholders' equity                                   23,417,268         36,747,446
                                                                                  ------------       ------------

                       Total liabilities and stockholders' equity                 $ 35,526,717       $ 46,959,995
                                                                                  ============       ============



See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ending            Nine Months Ending
                                                               -------------------            ------------------
                                                                   September 30,                 September 30,
                                                                   -------------                 -------------
                                                              2001            2000          2001              2000
                                                              ----            ----          ----              ----

Net sales                                               $ 12,317,900    $ 16,177,255    $ 33,408,216    $ 43,477,888
Costs of goods sold                                        8,889,253       9,992,056      26,855,076      28,326,408
                                                        ------------    ------------    ------------    ------------

     Gross profit                                          3,428,647       6,185,199       6,553,140      15,151,480

Operating expenses:
     Selling                                               2,400,686       3,540,337       7,254,360       9,334,961
     General and administrative                            1,433,023       1,600,510       4,571,519       4,400,908
     Research and development                              1,334,617       1,255,801       4,155,051       4,661,511
                                                        ------------    ------------    ------------    ------------

     Total operating expenses                              5,168,326       6,396,648      15,980,930      18,397,380
                                                        ------------    ------------    ------------    ------------

     Operating loss                                       (1,739,679)       (211,449)     (9,427,790)     (3,245,900)

Other income (expense), net                                   22,520         136,181        (133,898)        419,250
                                                        ------------    ------------    ------------    ------------

     Loss before income tax expense (benefit)             (1,717,159)        (75,268)     (9,561,688)     (2,826,650)

Income tax expense (benefit)                               3,800,000         (25,442)      3,800,000        (898,412)
                                                        ------------    ------------    ------------    ------------

     Net loss                                           $ (5,517,159)   $    (49,826)   $(13,361,688)   $ (1,928,238)
                                                        ============    ============    ============    ============

Net loss per common share:

     Basic                                              $       (.70)   $       (.01)   $      (1.70)   $       (.25)
                                                        ============    ============    ============    ============


     Diluted                                            $       (.70)   $       (.01)   $      (1.70)   $       (.25)
                                                        ============    ============    ============    ============


Weighted average common and common equivalent shares:

     Basic                                                 7,860,866       7,798,674       7,860,866       7,642,795
                                                        ============    ============    ============    ============

     Diluted                                               7,860,866       7,798,674       7,860,866       7,642,795
                                                        ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ending September 30,
                                                                             --------------------------------
                                                                                   2001            2000
                                                                              --------------- ---------------
Cash flows from operating activities:
      Net loss                                                                 $(13,361,688)   $(1,928,238)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                         1,613,269      1,162,025
            Amortization of restricted stock                                         74,880           --
            Deferred income taxes                                                 3,800,000       (914,187)
            Equity in losses of affiliate                                           135,165        120,000
            Changes in operating assets and liabilities:
              Accounts receivable, net                                              607,618     (2,907,634)
              Inventories, net                                                    9,039,742     (4,167,664)
              Prepaid expenses and other assets                                    (308,076)        62,860
              Accounts payable and accrued expenses                              (3,934,570)     2,702,806
                                                                               ------------    -----------
                     Net cash used in operating activities                       (2,333,660)    (5,870,032)
                                                                               ------------    -----------

Cash flows from investing activities:
      Sale of investment securities                                                      53      1,162,757
      Investment in affiliate                                                       (74,999)          --
      Additions to property, plant and equipment                                   (547,319)      (993,518)
                                                                               ------------    -----------

                     Net cash provided (used in) by investing activities           (622,265)       169,239
                                                                               ------------    -----------


Cash flows from financing activities:
      Proceeds from the issuance of long-term debt                                6,000,000           --
      Principal payments on long-term debt                                          (83,395)          --
      Proceeds from exercise of nonqualified stock options                             --        1,807,242
                                                                               ------------    -----------
                   Net cash provided by financing activities                      5,916,605      1,807,242
                                                                               ------------    -----------



Effect of exchange rate changes on cash                                             (43,423)      (225,490)
                                                                               ------------    -----------

Net increase (decrease) in cash and cash equivalents                              2,917,257     (4,119,041)

Cash and cash equivalents, beginning of period                                    2,906,270      7,218,500
                                                                               ------------    -----------


Cash and cash equivalents, end of period                                       $  5,823,527    $ 3,099,459
                                                                               ============    ===========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
      Interest                                                                 $    310,956    $      --
                                                                               ============    ===========
      Income taxes                                                             $        --     $      --
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

         The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three months and nine months ending September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ending September 30, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.


(2)      Earnings Per Share

         The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                          Three Months Ending             Nine Months Ending
                                              September 30,                  September 30,
                                           2001              2000          2001             2000
                                        ------------    ------------  ------------      ------------
Basic:
   Net loss                             $(5,517,159)   $   (49,826)   $(13,361,688)   $  (1,928,238)

Weighted average shares outstanding
                                          7,860,866      7,798,674       7,860,866        7,642,795
                                        -----------    -----------    ------------    -------------

Net loss per share                      $      (.70)   $      (.01)   $      (1.70)   $        (.25)
                                        ===========    ===========    ============    =============


Diluted:
    Net loss                            $(5,517,159)   $   (49,826)   $(13,361,688)   $  (1,928,238)

Weighted average shares outstanding
                                          7,860,866      7,798,674       7,860,866        7,642,795

Net effect of dilutive stock options
   based on the treasury stock method
   using average market price                  --             --              --               --

Weighted average shares outstanding
                                          7,860,866      7,798,674       7,860,866        7,642,795
                                        -----------    -----------    ------------    -------------

Net loss per share                      $      (.70)   $      (.01)   $      (1.70)   $        (.25)
                                        ===========    ===========    ============    =============


         Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 24,486 and 505,381 shares of common stock at September 30, 2001 and 2000, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.


(3) Inventories

       Inventories consist of the following:
                                     September 30, 2001       December 31, 2000
                                     ------------------       -----------------

          Raw materials                 $ 6,356,085               $10,335,673
          Work in process                 2,270,140                 5,101,037
          Finished goods                  4,230,916                 6,460,173
                                        -----------               -----------

                                        $12,857,141               $21,896,883
                                        ===========               ===========


(4)      Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income (loss) or shareholders' equity. SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income (loss).

         The components of comprehensive loss, net of tax, are as follows:

                                             Three Months Ending                Nine Months Ending
                                                September 30,                      September 30,
                                               2001            2000          2001            2000
                                           -------------- -------------- -----------    ------------

           Net loss                         $(5,517,159)   $ (49,826)   $(13,361,688)   $(1,928,238)

           Foreign currency translation
             adjustment                         132,536     (266,313)        (43,423)      (225,490)


           Net unrealized holding gain on
             investment securities                 --         20,765              53         30,825
                                            -----------    ---------    ------------    -----------

          Comprehensive loss                $(5,384,623)   $(295,374)   $(13,405,058)   $(2,122,903)
                                            ===========    =========    ============    ===========



(5)      Bank Credit Facility and Mortgage

         At September 30, 2001 we had a $5 million line of credit facility. We have not borrowed under this line, so as of September 30, 2001 and the date of this report, no amounts were outstanding under this facility. The line of credit was contracted to expire on April 1, 2003. However, our lender has notified us on October 22, 2001 that it has terminated our line because it considers an event of default to have occurred as a result of our operating performance. We have contested the lender's default assertion and we are conferring with an outside attorney regarding this matter. A potential alternative lender with which we were negotiating a replacement facility notified us that in light of current market conditions and the economic uncertainties following the September 11 attack on New York, it was withdrawing its commitment to provide us with such funding. We are in discussions with another potential alternative lender to obtain a replacement facility. We cannot assure that this replacement facility will be available on favorable terms, if at all. At the date of this report (November 14, 2001) we have in excess of $4.6 million in cash and cash equivalents with no borrowings other than the 20-year mortgage described below.

         On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5% per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of September 30, 2001 was 7.76% and interest expense for the third quarter and nine months ending September 30, 2001 was $121,331 and $336,761, respectively.


(6)      Income Taxes

        The Company recorded an increase in its net deferred tax asset valuation allowance of $3.8 million in the third quarter of 2001. The increase reflects management's assessment, based on historical financial results and current economic conditions, that based on the "more likely than not" criteria of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company may not be able to recover a portion of its net deferred tax assets. The Company's remaining net deferred tax assets balance at September 30, 2001 is based on feasible tax planning strategies available to the Company at this time. Income tax expense was $3.8 million for the three and nine months ending September 30, 2001, compared to an income tax benefit of $25,442 and $898,412 in the three and nine months ending September 30, 2000, respectively.

(7)      Segment and Geographic Information

         The Company's operations are classified into one reportable segment. The Company's domestic net sales and international sales for the three months and nine months ending September 30, 2001 and 2000, respectively, were comprised as follows:

                         Three Months         Three Months           Nine Months         Nine Months
                            Ending      % of     Ending      % of       Ending    % of      Ending    % of
                         September 30,  Total September 30,  Total  September 30, Total September 30, Total
                     --------------     ----- -------------- -----  ------------- ----- ------------- -----
                              2001                 2000                 2001                 2000
                              ----                 ----                 ----                 ----

          North America   $ 8,291,235    67%   $13,056,410    81%   $21,705,728    65%   $32,059,719    74%
          International     4,026,665    33%     3,120,845    19%    11,702,488    35%    11,418,169    26%
                          -----------   ---    -----------   ---    -----------   ---    -----------   ---
          Total           $12,317,900   100%   $16,177,255   100%   $33,408,216   100%   $43,477,888   100%
                          ===========   ===    ===========   ===    ===========   ===    ===========   ===



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995, stated below, as well as the risk factors set forth in our Annual Report on Form 10-K. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Results of Operations

         Our net sales were $12.3 million and our net loss was $5.5 million for the third quarter ending September 30, 2001 compared to net sales of $16.2 million and a net loss of $50.0 thousand for the third quarter ending September 30, 2000. Our loss per share was $0.70 for the third quarter of 2001 compared to a loss per share of $0.01 for the third quarter of 2000. Our net sales were $33.4 million and our net loss was $13.4 million for the nine months ending September 30, 2001 compared to net sales of $43.5 million and a net loss of $1.9 million for the nine months ending September 30, 2000. The net loss per share was $1.70 for the nine months ending on September 30, 2001 versus a net loss per share of $0.25 for the nine months ending September 30, 2000.

         Net sales for the quarter ending September 30, 2001 were 23.9% lower than the prior year's third quarter. Unit volume and average selling price both declined in our primary revenue product category, dial-up modems. Revenues declined in our North American non-OEM sales area, and also in our worldwide OEM sales area. Revenues increased in our International non-OEM sales area, reflecting increased sales in the U.K., our second largest country market, and also in Western Europe, where we have a new sales manager.

         Net sales for the nine months ending September 30, 2001 were 23.2% lower than the comparable period in the prior year. Unit volume and average selling price both declined in our primary revenue product category, dial-up modems, and revenues declined both inside and outside North America, reflecting continuing weakness in the dial-up modem market.

         The major reason for our $5.5 million higher net loss in Q3 2001 over Q3 2000 was a $3.8 million income tax expense recorded against our Q3 2001 before-tax loss of $1.7 million. This tax expense resulted from an increase in our deferred tax asset valuation allowance reserve. See the Income Tax discussion below.

         Our before-tax loss in Q3 2001 was $1.7 million versus a before-tax loss of $.1 million in Q3 2000. The major reason for the $1.6 million higher before-tax loss was $2.8 million lower gross profit, partially offset by a reduction of $1.2 million in operating expenses. Gross profit for the three months ending September 30, 2001 was $3.4 million, or 27.8% of net sales, compared to $6.2 million, or 38.2% of net sales, for the three months ending September 30, 2000. The $2.8 million gross profit decrease was due to lower sales volume and selling prices, which was partially offset by reduced material costs and manufacturing expenses, and also due to a $.7 million higher inventory valuation write-down reflecting lower of cost or market tests applied to our inventory of broadband and wireless products. The write-down resulted from both our low sales for these products and the industry decline in component and finished goods prices for these categories.

         The major reasons for our $11.4 million higher net loss in the nine months ending September 30, 2001 versus the nine months ending September 30, 2001 was $8.6 million lower gross profit and $4.7 million higher income tax expense, partially offset by a reduction of $1.9 million in operating expenses and other income. Gross profit as a percent of net sales decreased to 19.6% for the nine months ending September 30, 2001, compared to 34.8% for the nine months ending September 30, 2000. The $8.6 million decrease was due to lower sales volume and selling prices, which was partially offset by reduced material costs and manufacturing expenses, and also due to a $3.4 million higher inventory valuation write-down, primarily reflecting lower of cost or market tests applied to our inventory of broadband and wireless products. The write-down resulted from both our low sales for these products and the industry decline in component and finished goods prices for these categories.

         In order to reduce expenses, we have reduced our worldwide staff, across all functional areas, from 330 employees on December 31, 2000 to 226 employees on September 30, 2001. We have also implemented a temporary wage freeze and controls on discretionary spending.

         Selling expenses in the third quarter ending September 30, 2001 decreased in dollars to $2.4 million or 19.5% of net sales from $3.5 million or 21.9% of net sales in the third quarter ending September 30, 2000. The dollar decrease was mainly due to reduced advertising and promotion expense, primarily for cooperative advertising programs by resellers of our modems, reduced commissions, and outside services.

         Selling expenses for the nine months ending September 30, 2001 decreased in dollars to $7.3 million or 21.7% of net sales from $9.3 million or 21.5% of net sales in the nine months ending September 30, 2000. The dollar decrease was mainly due to reduced advertising and promotion expense, primarily for cooperative advertising programs by resellers of our modems, reduced commissions, and reduced selling expenses in our U.K. office.

         General and administrative expenses were $1.4 million or 11.6% of net sales in the third quarter ending September 30, 2001 compared to $1.6 million or 9.9% of net sales in the third quarter ending September 30, 2000. The dollar decrease was primarily the result of reduced personnel costs, legal expenses, and other operating expenses. The expense decreases were partially offset by a $.3 million expense increase from the write-down of goodwill associated with a 1996 acquisition.

         General and administrative expenses for the nine months ending September 30, 2001 increased in dollars to $4.6 million or 13.7% of net sales from $4.4 million or 10.1% of net sales in the nine months ending September 30, 2000. The dollar increase was predominantly the result of the $.3 million expense increase from the write-down of goodwill associated with a 1996 acquisition, increased bad debt expense, higher legal fees, and higher business insurance costs. The expense increases were partially offset by reduced personnel costs and lower general and administrative expenses in our U.K. office.

         Research and development expenses were $1.3 million or 10.8% of net sales in the third quarter ending September 30, 2001 compared to $1.3 million or 7.8% of net sales in the third quarter ending September 30, 2000.

         Research and development expenses for the nine months ending September 30, 2001 decreased in dollars to $4.2 million or 12.4% of net sales from $4.7 million or 10.7% of net sales in the nine months ending September 30, 2000. The decrease was primarily due to reduced personnel expenses, lower expenses for industry and government product approvals, reduced expenses for recruiting, and lower expenses for production materials used in product development.

         In the third quarter ending September 30, 2001 other income, net was approximately $23,000, compared to other income, net of $136,000 in the third quarter ending September 30, 2000. The reduction in other income, net was primarily due to the interest expense, which began in February 2001 for the debt payments made for the $6 million mortgage of our Corporate headquarters, and a decrease in interest income due to lower interest rates and lower average cash balances in the third quarter of 2001 compared to the third quarter of 2000.

         In the nine months ending September 30, 2001 other expense, net was approximately $134,000, compared to other income, net of $419,000 in the third quarter ending September 30, 2000 for the reasons stated above.

         Income tax expense was $3.8 million for the three and nine months ending September 30, 2001, compared to an income tax benefit of $25,442 and $898,412 in the three and nine months ending September 30, 2000, respectively. The Company recorded an increase in its net deferred tax asset valuation allowance of $3.8 million in the third quarter of 2001. The increase reflects management's assessment, based on historical financial results and current economic conditions, that based on the "more likely than not" criteria of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company may not be able to recover a portion of its net deferred tax assets. The Company's remaining net deferred tax assets balance at September 30, 2001 is based on feasible tax planning strategies available to the Company at this time.

Liquidity and Capital Resources

         We ended the third quarter of 2001 with stockholders' equity of $23.4 million or $2.97 per share, cash and cash equivalents of $5.8 million, working capital of $23.0 million, and a current ratio of 4.8.

          Operating activities used $2.3 million in cash during the nine months ending September 30, 2001. Our use of cash included a net loss of $13.4 million, the reduction of accounts payable by $3.9 million, and the increase of prepaid expenses and other assets of $0.3 million. These uses were partially offset by cash and non cash items provided from the reduction of inventory of $9.0 million, a reduction (write-down) in our net deferred income tax asset of $3.8 million, depreciation and amortization of $1.6 million, and a decrease in accounts receivable of $0.6 million. The reduction of accounts payable reflected our reduced inventory levels. The decrease in inventories in the first nine months of 2001 resulted from our reduced inventory purchases following the inventory buildup in 2000, our $3.4 million inventory valuation write-down recorded primarily in Q1 2001 and Q3 2001, and the return of inventories to key suppliers. Our deferred income tax asset was written-down by recording a $3.8 million additional valuation reserve in Q3 2001. Our decrease in accounts receivable primarily reflected our lower sales volume.

         Investing activities used approximately $622,000 in cash during the nine months ending September 30, 2001. This cash was primarily used to fund the capital expenditures of $547,000, which consisted primarily of the continuing improvements to our headquarters building, purchases of computer software and hardware, and purchases of equipment and tooling. We also made an additional $75,000 investment in an affiliate. We do not have any significant capital commitments, and we anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

         During the nine months ending September 30, 2001, we received cash from financing activities of $6.0 million from the proceeds of a 20-year mortgage of our headquarters building. Principal on the loan is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. The interest rate for the current year is 7.76%.

         At September 30, 2001, we also had a $5 million line of credit facility. We have not borrowed under this line, so as of September 30, 2001 and the date of this report, no amounts were outstanding under this facility. The line of credit was contracted to expire on April 1, 2003. However, our lender has notified us on October 22, 2001 that it has terminated our line because it considers an event of default to have occurred as a result of our operating performance. We have contested the lender's default assertion and we are conferring with an outside attorney regarding this matter. A potential alternative lender with which we were negotiating a replacement facility notified us that in light of current market conditions and the economic uncertainties following the September 11 attack on New York, it was withdrawing its commitment to provide us with such funding. We are in discussions with another potential alternative lender to obtain a replacement facility. We cannot assure that this replacement facility will be available on favorable terms, if at all. At the date of this report (November 14, 2001) we have in excess of $4.6 million in cash and cash equivalents with no borrowings other than our 20-year mortgage. However, if we are not able to reinstate our line or obtain a replacement facility we may require additional sources of cash to support our business over the next twelve months.


Recently Issued Accounting Standards


         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We adopted SAB 101 in the fourth quarter of 2000, and have adjusted previously reported revenue, cost of revenue, accounts receivable and inventory balances related to the manner in which we had historically recorded and reported sales returns reserves. There was no net impact on our previously reported gross margins or net income (loss). We have reclassified the statement of operations for the periods ended September 30, 2000 to reflect this change.

         FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 are required to be implemented no later than the first fiscal quarter of 2002, at which time prior period reported amounts will be reclassified to conform to the new presentation. The pro forma disclosures below reflect the reclassification of both previously reported as well as current quarter and the nine month reported revenues and sales and marketing expenses based on the application of the guidance in Issue No. 00-14 and Issue No. 00-25. There is no current quarter or historical impact on the Company's balance sheets.





                                   Three Months Ending September 30,   Nine Months Ending September 30,
                                   ---------------------------------   --------------------------------
                                        2001                2000            2001             2000
                                        ----                ----            ----             ----
          Revenues:
          As previously reported      $12,317,900      $16,177,255      $33,408,216      $43,477,888
          As reclassified             $11,719,317      $15,706,528      $31,991,512      $41,749,052

          Selling expenses:
          As previously reported      $ 2,400,686      $ 3,540,337      $ 7,254,360      $ 9,334,961
          As reclassified             $ 1,802,103      $ 3,069,610      $ 5,837,656      $ 7,606,125



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

         Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations", ("SFAS 143"), issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. We are in the process of determining the impact that adoption will have on our consolidated financial statements.



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

Investment Rate Risk - The Company's investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk. The 20 year mortgage of our headquarters building is a variable rate loan with the interest rate adjusted annually. A 1% change in the interest rate would result in a decrease or increase of approximately $60,000 of interest expense per year.



     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         This report contains forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These statements, which include statements relating to the sufficiency of Zoom's cash, the availability of replacement financing, and Zoom's anticipated investments in equipment and improvements to its facilities, could cause Zoom's actual results to differ materially from those anticipated. Actual results may be materially different than those expectations as a result of known and unknown risks, including:
Zoom's ability to obtain additional financing when needed or on favorable terms; Zoom's incurrence of substantial losses; Zoom's ability to effectively manage its inventory and changing business; the uncertainty of new product development and introduction, including budget overruns, project delays and the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; uncertainties inherent in financial projections that, by their nature, are based upon assumptions, many of which are not in the control of Zoom; Zoom's dependence on one or a limited number of suppliers for certain key components; development and market acceptance of the cable and DSL data communications markets, uncertainty of market growth of those markets; rapid technological change; competition; and other risks set forth in Zoom's filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by law, Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.



 PART II - OTHER INFORMATION


ITEM 6 - Exhibits and reports on Form 8-K


            (a) Exhibits
                 None

            (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2001.

                      ZOOM TELEPHONICS, INC. AND SUBSIDIARY



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ZOOM TELEPHONICS, INC.


Date: November 14, 2001        By:           /s/ Frank B. Manning
                                   ---------------------------------------------
                                     Frank B. Manning, President



Date: November 14, 2001        By:          /s/ Robert Crist
                                   ---------------------------------------------
                                     Robert Crist, Vice President of Finance
                                            and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)