Form 10-K
period 2001-12-31
ZOOM TECHNOLOGIES INC
filed 2002-03-29
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
             (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-18672

                           ZOOM TECHNOLOGIES, INC.
                           -----------------------
            (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                        04-2621506
                                                                ----------
            (State or Other Jurisdiction of                (I.R.S. Employer
             Incorporation or Organization)               Identification No.)

          207 South Street, Boston, Massachusetts               02111
          Address of Principal Executive Offices)             (Zip Code)

      Registrant's Telephone Number, Including Area Code: (617) 423-1072 Securities Registered Pursuant to Section 12 (b) of the Act: None
         Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]   NO   [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of March 20, 2002 (computed by reference to the closing price of such stock on The Nasdaq National Market on such date) was approximately $8,646,953.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 20, 2002 was 7,860,866 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the registrant's 2002 annual meeting of shareholders to be filed with the SEC in April 2002 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

o the timing of and anticipated introduction of our advanced cable and ADSL modems and other broadband products;
o     timing of our goal of returning to profitability;
o     the development of new competitive technologies and products;
o     approvals, certifications and clearances for our products;
o     production schedules for our products;
o     market acceptance of new products;
o     business strategies;
o     dependence on significant suppliers;
o     dependence on significant  manufacturers,  distributors  and customers;
o     the availability of debt and equity financing;
o     general economic conditions;
o     the realization of cash improvement from  the  sale of  excess  inventory;
o the realization of cash improvement from the utilization of no-charge components;
o     the impact of our cost-savings initiatives; and
o     our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1 - BUSINESS

Overview

We design, produce and market dial-up and broadband modems, wireless local area network products, and other communications products. Our primary objective is to build upon our position as a leading supplier of Internet access devices and to take advantage of a number of emerging trends in computer connectivity including Internet access, higher data rates, broadband applications, and alternatives to traditional wired local area networks.

To date our revenues have come primarily from sales of our dial-up modems. Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and video. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet and local area networks, at top data speeds of 56,000 bits per second. Most of our modems connect to a single telephone line, but we also make multi-line modems which can connect to up to sixteen telephone lines. We also have a line of integrated services digital network ("ISDN") products, which can transmit and receive data simultaneously at up to 128,000 bits per second.

In response to increased demand for faster connection speeds and increased modem functionality, we have invested resources to expand our product line to include cable and ADSL modems and other broadband access products. Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the US, the UK, and other countries now include cable service providers, original equipment manufacturers, and retailers.

Our Asymmetric Digital Subscriber Line modems, known as ADSL modems, provide a high-bandwidth connection to the Internet through a standard telephone line that connects to compatible ADSL equipment in or near the central telephone office. We are currently shipping a USB model, and plan to introduce during the first half of 2002 an Ethernet/USB model designed to work with either normal phone service or ISDN service.

Other products that we market and sell include wireless local area network products and a new generation of dialers. Our ZoomAirtm wireless products enable the connection of a notebook or desktop computer to another computer or an existing local area network using wireless data technology. We currently ship a variety of ZoomAirtm models, and are continuing to develop and introduce new ZoomAirtm products. Our dialers are a new generation of the Demon Dialertm and Hotshottm dialers that we designed and produced in the early 1980s. Dialers simplify the placing of a phone call by dialing digits automatically.

We were incorporated in British Columbia under the name 1519 Holdings Ltd. on July 7, 1986 and subsequently changed our name to Zoom Telephonics, Inc. on October 1, 1987. On June 28, 1991, we changed our jurisdiction of incorporation from British Columbia to Canada. In February 2002, we completed a transaction to change our jurisdiction of incorporation from Canada to the State of Delaware and changed our corporate name to Zoom Technologies, Inc. Our operations continue to be carried out by our wholly owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. Our principal executive offices are located at 207 South Street, Boston, MA 02111 and our telephone number is (617) 423-1072.

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems and integrated services digital network, or ISDN, modems link PCs and portable information devices through the telephone network and connected networks, including the Internet and local area networks. Similarly, our cable modems use the cable-TV cable and our ADSL modems use the local telephone line to provide a high-speed link to the Internet. Our advanced networking products, including wireless local area network, or LAN, products, help to link PCs and other computing devices to each other and to the Internet. Starting with our acquisition of Tribe Computer Works in 1996, we began shipping business products that provide remote users shared access to the resources of a LAN, and connect users of the LAN to the Internet and to remote LANs and computers.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds of 56,000 bps, available in internal, external and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with any terminal or computer, including IBM PC-compatibles, the Apple Macintosh and other computers. Our external models include desktop models and multi-line modems with up to sixteen modems in an enclosure. Our PCMCIA modems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, our modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. We began shipping pre-standard K56flextm 56K modems in the second quarter of 1997. In February 1998, a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. V.90 is now widely deployed in equipment made by central site manufacturers, and most of our dial-up modem sales include V.90. We are now also shipping V.92 modems, which offer increased functionality and faster upstream data rates. We expect
V.92 modems to take an increasing and ultimately large share of the dial-up modem market because of these increased functions.

In March and April of 1999, we acquired substantially all of the modem assets of Hayes Microcomputer Products, Inc., a former leader in the modem industry. In July 2000, we acquired the trademark and product rights to Global Village products. Global Village is a leading modem brand for Apple MacIntosh computers. We now sell and market dial-up modems under the Zoom, Hayes and Global Village names, as well as under various other private-label brands developed for some of our large accounts.

The following sets forth some of the key features incorporated in one or more of our dial-up modems:

o ZoomGuardtm. ZoomGuard represents the protective circuitry added to our modems to improve their ability to withstand the effects of lightning striking a phone line to which the modem is connected. For most modem manufacturers, lightning is the number one cause of field failures.
o PC Card Guard tm. PC Card Guard represents the protective circuitry added to our PCMCIA modems to protect against destruction caused by plugging the modem into a digital PBX phone jack. We were one of the first companies to develop this useful feature.
o Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval.
o Channel 2tm. Channel 2 is our trademark for a feature that works with the optional Call Waiting feature available from some phone companies. Channel 2 permits the modem to recognize an incoming call when the modem is on-line, so that the user can determine how to handle the call.
o Distinctive Ring. Distinctive Ring is a service offered by telephone companies that assigns more than one phone number to a single phone line, with each number ringing differently. This service along with appropriate modem functionality allows someone to arrange for one phone number to be answered as a phone line, a second number to be answered as a fax line, and a third number to be answered as a data line. We have been issued a United States patent related to our distinctive ring technology.
o Plug & Play. Microsoft's Windows software supports Plug & Play, a standard that is intended to allow the installation of Plug & Play-compatible peripherals like modems with limited hardware configuration by the end-user.

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

Cable Modems

In general, cable service providers do not allow cable modems to be used on their networks, unless they have been approved for use on their cable network. Each cable service provider has its own and evolving approval process, in which they may require CableLabs(R) certification in addition to their own company approval. We have obtained CableLabs(R) certification for four types of DOCSIS-standard cable modems - PCI, USB, Ethernet, and Ethernet/USB models. We are continuing to work with cable service providers to further expand our reach and the breadth of our approved product offerings. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Scientific Atlanta.

In 2002 we expect to continue to sell cable modems to cable service providers and original equipment manufacturers both inside and outside the US. We are already selling cable modems through some high-volume retailers in the US, and we hope to expand sales through that channel. So far sales through the retail channel have been handicapped by a number of factors, including the approval process described above and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider. By providing a financial incentive, typically $10 to $15 per month, some cable service providers encourage purchase of the cable modem by their customers.

ADSL Modems.

Our ADSL modems incorporate the standards that are most popular with U.S. telephone companies and Internet Service providers, including G.DMT and G.Lite. In 2000, we designed and shipped our first ADSL modems, an external USB model and an internal PCI model. In 2002 we expect to introduce an ADSL Ethernet/USB model with advanced router features.

Wireless LAN Products.

In December 1998 we began shipping the first models in our ZoomAirtm line of wireless local area network products. These products connect a notebook or desktop computer to another computer or an existing local area network using a wireless data communication standard. Our most recent wireless LAN products provide an 11 Mbps data rate using the IEEE 802.11b standard. We currently ship network interface cards that plug into a USB port, or a PCMCIA or PCI slot. We recently began shipping a wireless gateway with built-in firewall security. Our product line also includes building-to-building wireless bridges and an access point for connecting wireless network devices to a wired local area network. Many of our competitors' wireless products have been difficult to install and use and we attempt to design products that are exceptionally easy to install and use.

Full-Color Live-Motion Cameras and Other Video Products.

In late 1997, we shipped the Zoom/Video Cam, a full-color live-motion camera. The Zoom/Video Cam can be used for video phone calls, video conferences, video mail, and still image capture. We have limited product development in the video area, and our primary sales come from cameras that connect to a USB port. We do not view cameras as key to our product strategy, and do not intend to make a significant product development effort in this area.

Dialers.

Our dialers simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer(R), in 1981, and, in 1983, began shipping the Hotshot(TM) dialer. As the dialer market diminished due to equal access, we focused on modems and other peripherals for the personal computer market. In the second quarter of 2002, we expect to commence shipping a new generation of dialers incorporating proprietary technology. Our proprietary technology includes proprietary hardware, firmware, and software, and is currently protected by one U.S. patent. These dialers are well suited to easily route appropriate calls through money-saving long-distance service providers. In 2001, dialer products represented under 1% of Zoom's sales.

Sales Channels

General

We sell our products primarily through high-volume retailers and distributors, value-added resellers, PC system integrators, and OEMs. We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of products. As we expand our product offerings, particularly in cable, ADSL and other broadband modems, we are seeking to expand and strengthen our market channels to include cable service providers, phone companies, and Internet Service Providers. Expanding our market channels to include significant sales to these customers has been challenging and we cannot assure that we will be successful.

During 2001, our customers which accounted for more than 10% of our total sales were Best Buy Co., Inc., Ingram Micro, Inc., DSG Retail Limited, and Staples, Inc. Together, these 4 customers accounted for 52.7% of our total sales. The loss of any of these customers, or a significant reduction in sales to these customers, could have a material adverse effect on our business.

High-volume Retailers.

In the United States, we reach the PC retail market primarily through high-volume retailers. Our extensive United States retail distribution network includes Best Buy, CDW, Fry's, Micro Electronics, PC Connection, Staples, and many others.

Distributors.

We sell significant quantities of dial-up modems through distributors, who often sell to corporate accounts, value-added resellers and other channels that are generally not served by our high-volume retailers. Our North American distributors include D&H Distributing, Gates-Arrow, Ingram Micro, and Tech Data.

System Integrators and Original Equipment Manufacturers.

Our OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of personal computer manufacturers including on-time delivery of high-quality, reliable, cost-effective products with strong engineering and sales support. We believe many of these customers also appreciate the improvement in their products' image due to use of a Zoom or Hayes brand modem.

International Channels.

In international markets, we sell our products primarily through independent distributors and retailers. Our international distributors include Computer 2000, Criterium, Infotide International, Northamber, and others. Our major European high-volume retailers include Business Logic, Centromail, DSG Retail Limited (Dixons and PC World), and others. Our international net sales as a percentage of total have grown from 8% in 1994 to 37% in 2001. Our revenues from international sales were $16.5 million in 2001 and $17.2 million in 2000. We believe sales growth outside of the United States will require substantial additional investments of resources for product design and testing, regulatory approvals, and native-language instruction manuals, software, packaging, sales support, and technical support.

Sales, Marketing and Support

Our sales, support, and marketing are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products primarily through commissioned independent sales representatives managed and supported by our own staff. Most major cable service providers are serviced by our employees. North American technical support is primarily handled from our Boston headquarters location and from our technical support offices in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom. Warehousing, customs clearance, shipping, and invoicing for the United Kingdom and some other European countries are primarily handled by contract with an unaffiliated specialist in these services located in England. For countries outside North America and Europe, our in-house staff typically works directly with country-specific distributors. Our worldwide OEM sales are primarily handled by our staff in the United States and United Kingdom, who are at times assisted by our sales staff or commissioned sales representatives. See note 17 to our accompanying financial statements for geographic information regarding our sales.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, trade shows, and public relations. We generally provide our high-volume retailers with funds to advertise our products in conjunction with the customers' general advertising. We believe that this type of advertising efficiently and effectively targets the end-user market for our products.

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who provide telephone support six days per week. Our technical support specialists also maintain a significant World Wide Web support facility that includes email, firmware and software downloads, and the SmartFactstm Q&A search engine. In 2001 we expanded our European technical support to enable users in other countries to access support in their own language. This support is generally provided by our support staff in Boston, Florida, and the United Kingdom.

Research and Development

Our research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers, who work with us to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modem and other chipsets that incorporate sophisticated technology, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2001 we had 33 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 1999, 2000, and 2001 we expended $6.4 million, $6.2 million, and $5.3 million, respectively, on research and development activities.

Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly in China, Mexico, and the United States to help assure reduced costs, rapid market entry, short lead times, and reliability. For some products we supply large kits of parts to one of several automated contract manufacturers. For other products, particularly those manufactured in China, our contract manufacturers also obtain certain material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. The contract manufacturers insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our facilities in Boston, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing in our Boston office.

We usually use one primary contract manufacturer for a given design. We sometimes maintain back-up production tooling at a second assembler for our highest-volume products. Our contract manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently, a substantial percentage of our manufacturing is done by Vtech Communication LTD ("Vtech"). The loss of Vtech's services or a material adverse change in Vtech's business or in our relationship with Vtech could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently buy dial-up modem chipsets exclusively from the two highest-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. (formerly Rockwell) and Agere Systems Inc. (formerly Lucent). Conexant and Agere have significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. We also buy chipsets from Globespan for some of our ADSL modems and from Intersil Corporation for our ZoomAir wireless network interface cards.

Due to capacity constraints, we have experienced delays in receiving shipments of modem chipsets in the past, and we may experience such delays in the future. Moreover, there can be no assurance that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier's ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations.

Competition

The PC communication products industry is intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological advances and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

o     successfully anticipate customer demand accurately;
o manage our product transitions, inventory levels and manufacturing process efficiently;
o distribute or introduce our products quickly in response to customer demand and technological advances;
o     differentiate our products from those of our competitors; or
o     otherwise compete successfully in the markets for our products.

Our primary competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, Elsa, GVC, Intel, SONICblue, and US Robotics.

o Cable modem competitors: Motorola, Samsung, Scientific Atlanta, Thomson and Toshiba.
o     ADSL modem competitors: Siemens (formerly Efficient Networks) and
      Westell.
o Wireless Local Area Network competitors: 3Com, Agere, Buffalo Technologies, Cisco Systems, D-link, Intel, Linksys, Proxim, and SMC.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

o     product performance, features and reliability;
o     price;
o     brand image;
o     product availability and lead times;
o     size and stability of operations;
o     breadth of product line and shelf space;
o     sales and distribution capability;
o     technical support and service;
o     product documentation and product warranties;
o     relationships with providers of broadband access services; and
o     compliance with industry standards.

We believe we are competitive in each of these areas with respect to our dial-up modems. We believe we are competitive in many of these areas with respect to cable modems, ADSL modems, and wireless local area networking products. We believe, however, that with the decline of the dial-up modem market, our future success will depend in large part on our ability to more successfully compete in and penetrate the broadband, cable, and ADSL modem markets.

Cable and ADSL modems transmit data at significantly faster speeds than dial-up modems, which still account for the vast majority of our revenues. Cable and ADSL modems, however, are generally more expensive than dial-up modems and cannot be used with conventional telephone service. In addition, the use of cable and ADSL modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and ADSL modems in the year 2000. In the year 2001, our competitors' cable and ADSL modem products were sold in the greatest number through cable service operators, phone companies, and Internet Service Providers. Large quantities of cable modems and ADSL modems are still not sold through retailers and distributors, our strongest market channels. We are continuing to attempt to sell our broadband products through these new sales channels, as well as our traditional sales channels, but these new sales channels have been challenging markets. The high volume purchasers of cable and ADSL modems are concentrated in a relatively few large cable, telecommunications and internet service providers which offer broadband modem services to their customers. The cable, telecommunications and internet service providers also have extensive and varied approval processes for modems to be approved for use on their network. These approval processes are expensive, time consuming and continually changing. Successfully penetrating the broadband modem market, therefore presents a number of challenges, including:

o     the current limited retail market for broadband modems;
o the relatively small number of cable, telecommunications and internet service providers that make up a substantial part of the market for broadband modems;
o     the significant bargaining power of these large volume purchasers;
o the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and
o the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Scientific Atlanta.

Our initial sales of broadband products have been adversely affected by all of these factors. There can be no assurance that we will compete effectively or be able to successfully penetrate these new market channels.

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

Government Regulation

In addition to obtaining approvals and certifications of our broadband products from CableLabs(R) and, in some cases, the actual cable, telephone or internet service provider, all of our North American products are required to meet United States government regulations, including regulations of the United States Federal Communication Commission, known as the FCC, which regulate equipment, such as modems, that connects to the public telephone network. The FCC also regulates electromagnetic radiation emissions. For each of our products sold in most foreign countries, specific regulatory approvals must be obtained for matters such as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements and electromagnetic radiation and susceptibility requirements. We have received regulatory approvals for certain modems in Australia, Austria, Belgium, Bulgaria, China, Cypress, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Turkey, and the United Kingdom. We expect to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon its business.

Seasonality

We believe our sales are somewhat seasonal, with increased sales generally occurring in mid-August through November. We expect that our quarterly results will continue to fluctuate in the future as a result of seasonality and other factors.

Backlog

Our backlog as of March 1, 2002 was $1.1 million, and on March 1, 2001 was $2.9 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of December 31, 2001 we had 214 full-time employees (including employees hired on a temporary basis) versus 313 in 2000. Of the 2001 total, 33 were engaged in research and development, 95 were involved in purchasing, assembly, packaging, shipping and quality control, 51 were engaged in sales, marketing and technical support, and the remaining 35 performed accounting, administrative, management information systems, and executive functions. Our temporary employees were comprised of 4 individuals at December 31, 2001. Most of these temporary employees were employed in manufacturing. None of our employees are represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers, are set forth below:

Name                      Age        Position with Zoom
------------------------------------------------------------------------------

Frank B. Manning          53         Chief Executive Officer, President and
                                     Chairman of the Board
Peter R. Kramer           50         Executive Vice President and Director
Robert A. Crist           58         Vice President of Finance and Chief
                                     Financial Officer
Terry J. Manning          50         Vice President of Sales and Marketing
Dean N. Panagopoulos      44         Vice President of Network Products
Deena Randall             48         Vice President of Operations
Richard Kumpf             52         Vice President of Engineering

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Mr. Manning was a director of MicroTouch Systems, a NASDAQ-listed leader in touchscreen technology, from 1993 until their acquisition by 3M in early 2001. Since 1998 Mr. Frank Manning has also been a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts.

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

Richard Kumpf joined us in July 2000 as vice president of engineering. From March 1995 until joining us Mr. Kumpf served in various capacities at Agilent Technologies (formerly part of Hewlett-Packard), most recently as general manager of the cable-rf business unit. Prior to 1995 Mr. Kumpf served in various capacities at Motorola Inc., including director of product development & information technology. Mr. Kumpf earned a BS degree in Engineering from Northeastern University in 1972 and an MS degree in Engineering from Washington University in St. Louis in 1974.

ITEM 2 - PROPERTIES

Our corporate headquarters occupies approximately 56,000 square feet out of approximately 72,000 square feet in adjacent, connected buildings at 201 and 207

South Street, Boston, Massachusetts. Approximately 16,000 square feet of this property is leased to third parties. We purchased these buildings in April 1993. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. This is a 20 year direct reduction mortgage. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. In 2001, the interest rate was 7.76%. As of January 10, 2002, the rate of interest was changed to 4.97%.

In August 1996, we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001, we exercised our option to extend this lease for an additional five years. We believe that this space provides us with enough manufacturing space for our current operations and could support significant growth.

In March 1999, we assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberly Surrey, UK. The landlord has notified us that they would like to exercise their option to exercise the break clause in the lease in February 2003. We have agreed to this contract termination since the leased space exceeds our current requirements. We are looking for a smaller office to lease which should result in savings in rent expenses. We do not expect the moving expenses to be significant.

In July 2000, we entered into a sublease, as a tenant at will, for approximately 4,500 square feet at 1601 Clint Moore Road, Boca Raton, Florida. We primarily use this facility as a technical support facility. We entered into this sublease when we acquired the modem assets of Global Village and Boca Global.

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


Fiscal Year Ending December 31, 2000                       High          Low
                                                           ----          ---

      First Quarter......................                $ 18.875    $  7.188
      Second Quarter.....................                  14.125       4.250
      Third Quarter......................                  10.500       5.813
      Fourth Quarter.....................                   8.125       3.125



Fiscal Year Ending December 31, 2001

      First Quarter......................                $ 4.500    $  2.188
      Second Quarter.....................                  3.320       2.250
      Third Quarter......................                  3.100       1.050
      Fourth Quarter.....................                  1.800       1.100


As of March 20, 2002, there were 7,860,866 shares of our common stock outstanding and approximately 264 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2001.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

ITEM 6 - SELECTED FINANCIAL DATA

The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Our statement of operations data for the years ending December 31, 1999, 2000, and 2001 and our balance sheet data as of December 31, 2000 and 2001 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this report. Our statement of operations data for the years ending December 31, 1997 and 1998 and our balance sheet data as of December 31, 1997, 1998, and 1999 have been derived from our consolidated financial statements, which have been audited by KPMG LLP and are not included in this report. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                           Years Ending December 31,
                                             ----------------------------------------------------
                                             1997        1998        1999        2000        2001
                                             ----        ----        ----        ----        ----
                                                           (In thousands) except share amounts
Statement of Operations Data:
Net sales.............................    $ 63,816    $ 61,894    $ 64,088    $ 59,750    $ 43,709
Cost of goods sold....................      55,636      45,181      40,550      39,404      35,193
                                            ------      ------      ------      ------      ------
   Gross profit.......................       8,180      16,713      23,538      20,346       8,516
                                             -----      ------      ------      ------       -----
Operating expenses:
   Selling............................      11,103      11,801      13,571      12,714       9,620
   General and administrative.........       4,957       4,976       6,276       6,228       7,938
   Research and development...........       4,182       4,449       6,425       6,249       5,328
                                             -----       -----       -----       -----       -----
   Total operating expenses                 20,242      21,226      26,272      25,191      22,886
                                            ------      ------      ------      ------      ------
   Operating income (loss)............      (4,513)     (2,734)     (4,845)    (14,370)    (12,062)
Other income (expense) net............         741       1,074         737         469        (159)
                                               ---       -----         ---         ---       -----
   Income (loss) before income taxes..     (11,321)     (3,439)     (1,997)     (4,376)    (14,529)
Income tax expense (benefit)..........      (4,189)     (1,287)       (588)     (1,299)      3,800
                                            -------     -------       -----     -------      -----
   Net income (loss)..................      (7,132)     (2,152)     (1,409)     (3,077)    (18,329)
                                            =======     =======     =======     =======    ========

Earnings (loss) per common and
common equivalent share:
   Basic and diluted..................    $  (0.95)   $ (0.29)    $ (0.19)    $ (0.40)    $  (2.33)
                                             ======     ======      ======      ======       ======
Weighted average common and
common equivalent shares:
   Basic and diluted..................       7,469       7,474       7,483       7,757       7,861

                                                           Years Ending December 31,
                                             ----------------------------------------------------
                                             1997        1998        1999        2000        2001
                                             ----        ----        ----        ----        ----
                                                                 (In thousands)
Balance Sheet Data:
Working capital                           $ 35,064    $ 33,376    $ 29,573     $ 23,562   $ 18,218
Total assets                                48,515      43,560      43,072       46,960     29,185
Long-term obligations                            -           -         481          369      6,001
Total stockholders' equity                  40,503      38,425      37,514       36,747     18,416

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below.

Overview

On February 28, 2002, we completed a change in our jurisdiction of incorporation from Canada to the State of Delaware. In connection with the change in jurisdiction, we changed our corporate name from Zoom Telephonics, Inc. to Zoom Technologies, Inc. These changes were accomplished through a process called a continuance under the laws of Canada and domestication under the laws of the State of Delaware. The Company continues to trade on the Nasdaq National Market under the symbol "ZOOM", and to operate through its wholly owned Delaware subsidiary, Zoom Telephonics, Inc., which has not changed its name.

We were established in 1977, and initially produced and marketed speed dialers and other specialty telephone accessories. We shipped our first dial-up modem in 1983 and our first dial-up faxmodem in 1990. In 2001, sales of dial-up faxmodems and related products comprised approximately 83% of our net sales. We sell our dial-up modems and related products both domestically and internationally through high-volume retailers and distributors, and to PC manufacturers and other OEMs. In 2000 and 2001, we made a significant investment in broadband modems, namely cable modems and ADSL modems, and wireless networking products. Our hope is to increase our sales of these products, in addition to other products including PC cameras and telephone dialers.

We continually seek to improve our product designs and manufacturing approach in order to reduce our costs. We pursue a strategy of outsourcing rather than internally developing our faxmodem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new and innovative products while maintaining a relatively low level of research and development expense as a percentage of sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our fixed labor costs and capital expenditures, and to provide us with greater flexibility in our production capacity.

The markets for dial-up faxmodems have been characterized by rapid technological change, frequent product introductions, evolving industry requirements, short product life cycles, and declining average selling prices. In recent years, the market for after-market sales of dial-up faxmodems has declined, as personal computer (PC) manufacturers have incorporated a modem as a built-in component in most consumer PCs. A new dial-up modem standard, known as V.92 may provide an improvement in after-market dial-up modem sales, but this improvement is dependent on the installation of compatible equipment by the Internet Service Providers. The installation of V.92 equipment by the Internet Service Providers has begun, but so far this has been deployed slowly.

In response to increased demand for faster connection speeds and increased modem functionality, we have invested resources to expand our product line to include cable and ADSL modems and other broadband access products. We are also planning to introduce a new generation of telephone dialers in the second quarter of 2002.

Critical Accounting Policies

The following is a discussion of what we view as our more significant accounting policies. These policies are also described in the notes to our consolidated financial statements. As described below, management judgments and estimates must be made and used in connection with the preparation of our financial statements. Material differences could result in the amount and timing of our revenue and expenses for any period if we made different judgments or used different estimates.

Revenue Recognition. We sell hardware products to our customers. The products include dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. We generally do not sell software or services. We earn a small amount of royalty revenue. We derive our revenue primarily from the sales of hardware products to three types of customers:

o     computer peripherals retailers,
o     computer product distributors, and
o     original equipment manufacturers (OEMs).

We sell a very small amount of our hardware products to direct consumers or to any customers via the Internet. We recognize revenue for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. Since it would be impractical to verify ownership change for each individual delivery to the FOB destination point, we estimate the day the customer receives delivery based on our ship date and the carrier's published delivery schedule specific to the freight class and location.

Our revenues are reduced by certain events which are characteristic of hardware sales to computer peripherals retailers. These events are product returns, price protection refunds, store rebates, and consumer mail-in rebates. Each of these is accounted for as a reduction of revenue based on careful management estimates, which are reconciled to actual customer or end-consumer refunds and credits on a monthly or quarterly basis. The estimates for product returns are based on recent historical trends plus estimates for returns prompted by new product introductions, announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of sales return allowances. Our estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Our estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. Our estimates for store rebates are comprised of actual credit requests from the eligible customers.

For the quarter ending March 31, 2002, we plan to adopt FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The application of the guidance in Issue No. 00-14 and No. 00-25 will result in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We have historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14 and No. 00-25, we will record these incentives as reductions of revenue for the current and prior periods. This change will reduce revenues, which, in turn, will reduce gross margins. The offset will be an equal reduction of selling expenses. There will not be a change in net income (loss) for either the historical periods restated or the quarter ending March 31, 2002. The impact of the adoption of Issue No. 00-14 and 00-25 on the years 2000 and 2001 is shown in footnote 4 to our accompanying audited consolidated financial statements. To ensure that the discounts and sales and marketing incentives are recorded in the proper period, we do extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable reserves for product returns, store rebates, consumer mail-in rebates, price protection refunds, and bad debt. These reserves are drawn down as actual credits are issued to the customer's accounts. We purchase accounts receivable insurance on virtually all of our invoices. In recent years, if any customer receivable could not be insured and we determined that collection of a fee was not reasonably assured, we did not accept the customer's order. Our bad-debt write-offs for 2000 and 2001 were .3% and .2% of total revenue, respectively.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the materials will not be consumed. At December 31, 2001, 44% of the cost value of the excess over the projected five month usage was covered by our obsolescence reserve. We follow a different process for our broadband and wireless inventory. We do not believe that at the present time we can reliably determine the usability of our broadband inventory because of the inherent unpredictability of securing orders with the large cable operators and telephone companies that currently represent the majority of our opportunities for broadband product sales. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. This resulted in a significant excess inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. During the year the sales prices for many of the products dropped below our cost and we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we permanently write-down the inventory on a "lower of cost or market" basis. At December 31, 2001, after the write-downs and the recording of excess and obsolete reserves, the net value of our broadband and wireless inventory is $4.1 million. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. We are also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of a certain type of component from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, we are entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components, and other pricing concessions based upon our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. At December 31, 2001, the gross inventory value of $1.2 million was offset by a $1.2 million profit reserve in inventory, yielding a net inventory value of zero. We have received an additional $1.8 million of no-charge components during the first quarter of 2002. We expect that the $3.0 million total market value of "no charge" components will be consumed in our manufacturing process and shipped in finished products to customers in 2002. If this occurs, our cash flow in 2002 will improve by $3.0 million, as we expect to avoid the purchase and payment of an equivalent dollar amount. Our statement of operations will not reflect this same impact in 2002. The favorable impact to the Company's statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement (see note 7 (b) to the consolidated financial statements).

Valuation and Impairment of Intangible Assets. We assess the impairment of our goodwill assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recorded goodwill for two acquisitions, Tribe Computer Works, Inc. in 1996 and certain assets of Hayes Microcomputer Products, Inc. in 1998. The goodwill values for Tribe and Hayes were being amortized over 13 years and 5 years, respectively. In 2001, we decided that based on our history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to justify retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, we recorded an impairment charge of $2.3 million in 2001. As of December 31, 2001, our net goodwill asset value on our consolidated balance sheet was zero.

Valuation and Impairment of Deferred Tax Assets.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. This is equal to 100% of the tax benefits derived from our 2001 pre-tax losses and certain of our pre-tax losses prior to 2001. Management's decision to record the valuation allowance was based on the uncertain recoverability of the deferred tax asset balance. There is an exception for our specific tax planning strategy to sell our headquarters building in Boston. The amount of the projected tax profit from this sale has been used to support the $2.012 million deferred tax asset remaining on our balance sheet as of December 31, 2001. We believe that our accounting treatment is in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                     Years Ending December 31,
                                                 ------------------------------
                                                    1999      2000      2001
                                                    ----      ----      ----
Net sales.................................         100.0%    100.0%    100.0%
Cost of goods sold........................          63.3      65.9      80.5
                                                    ----      ----      ----
    Gross profit..........................          36.7      34.1      19.5
Operating expenses:
    Selling...............................          21.2      21.3      22.0
    General and administration............           9.8      10.4      18.2
    Research and development..............          10.0      10.5      12.2
                                                    ----      ----      ----
    Total operating expenses..............          41.0      42.2      52.4
                                                    ----      ----      ----
Operating loss............................          (4.3)     (8.1)    (32.9)
     Other income, net....................           1.2        .8       (.3)
                                                     ---        --       ----
Loss before income taxes..................          (3.1)     (7.3)    (33.2)
     Income tax benefit...................          (0.9)     (2.2)      8.7
                                                    -----     -----      ---
Net loss..................................          (2.2)%    (5.1)%   (41.9)%
                                                    =====     =====    ======

Year Ending December 31, 2001 Compared to Year Ending December 31, 2000

Net Sales. Our net sales decreased 26.8% to $43.7 million in 2001 from $59.8 million in 2000. Our sales decline resulted primarily from our 22% year-over-year net sales decline of dial-up modem units combined with a 10% average sales price decline. Our sales mix shifted slightly away from dial-up modems in 2001 compared to 2000. In 2000, 92% of our net sales were generated from sales of dial-up modem products. In 2001, 83% of our net sales were generated from sales of dial-up modem products. The change was due to an increased mix of sales for cable modems, embedded modems, and ISDN modems.

Our net sales in North America decreased by 36.0% to $27.2 million in 2001, compared to our net sales in 2000. Our 2001 international sales decreased by 4.2% to $16.5 million, compared to our net sales in 2000. The net sales decline in 2001 compared to 2000 in North America resulted from the overall dial-up modem U.S. market decline, the loss of Office Depot as a customer, and a decline in the average selling price of dial-up modems.

Gross Profit. Our gross profit was $8.5 million in 2001 compared to $20.3 million in 2000. Our gross profit as a percentage of net sales decreased to 19.5% in 2001 from 34.1% in 2000. The primary reason for this decline of 14.6 percentage points was $4.6 million of obsolescence and inventory revaluation expenses in 2001 compared to $.3 million in similar types of expenses in 2000. The major portion of the $4.6 million expense was for "lower of cost or market" write-downs of broadband inventory. The inventories in question were purchased in 2000. Excluding the $4.6 million and $.3 million of inventory obsolescence and revaluation in 2001 and 2000, respectively, our gross profit as a percentage of net sales in 2001 was 30.0% compared to 34.6% in 2000. This year-over-year
4.6 percentage points drop was primarily due to a production volume decrease, which resulted in higher fixed manufacturing costs per unit shipped, and the 10% average selling price decline for dial-up modems.

Selling Expenses. Selling expenses decreased 24.3% to $9.6 million in 2001 from $12.7 million in 2000. Selling expenses as a percent of net sales increased to 22.0% in 2001 from 21.3% in 2000. The $3.1 million decrease was the result of significant reductions in both variable and fixed selling expenses, including staff reductions, cooperative advertising, and sales commissions. The staff reductions took place throughout the year.

General and Administrative Expenses. General and administrative expenses increased $1.7 million to $7.9 million in 2001 from $6.2 million in 2000. The year-over-year increase resulted from a $2.3 million write-off of all of our positive goodwill assets discussed above under the caption "Critical Accounting Policies". Excluding the goodwill asset write-offs, general and administrative expenses decreased $.5 million, or 10%, to $5.7 million in 2001 from $6.2 million in 2000, or to 13.0% from 10.3% as a percentage of net sales, respectively. The $.5 million reduction of general and administrative expenses resulted primarily from reductions in personnel and related expenses, partially offset by increased legal expense and filing expenses associated with our recent change of our jurisdiction of incorporation from Canada to the United States. Staff reductions occurred throughout the year.

Research and Development Expenses. Research and development expenses decreased 14.7% to $5.3 million in 2001 from $6.2 million in 2000. Research and development expenses as a percent of net sales increased to 12.2% in 2001 from

10.5% in 2000. The dollar decrease in research and development expenses was due to reduced personnel and related expenses and industry and government approval costs, primarily associated with decreased engineering activity on broadband and wireless product development. Staff reductions occurred throughout the year.

Other income (expense). Other income (loss), net changed from income of $.47 million in 2000 to a loss of $.16 million in 2001. Included in other income
(loss) are interest income (expense), other income and non-interest income, and equity losses of an affiliate.

o Interest Income. Interest income decreased to $.20 million in 2001 from $.48 million in 2000. The decrease was the result of our lower earned interest rate and lower average invested cash balance during 2001 compared to 2000. The average interest rate earned in 2001 was approximately 250 basis points lower in 2001 than in 2000.
o Interest expense. Interest expense increased to $.45 million in 2001 from $0 in 2000. The interest expense increase is due to the interest payments for the $6.0 million mortgage taken out in January 2001 on our headquarters building.
o Equity in losses of Affiliate. Our affiliate equity losses were $.14 million in 2001 compared to $.22 million in 2000. Our investment balance in the affiliate has been reduced to $.06 million at December 31, 2001.
o Other Income, Net. Other income and non-interest income remained constant at $.24 million in 2001 and 2000. Activity in this account includes other income of $.12 million for an unexpected recovery of funds in a dispute. There was slightly lower rental income in 2001 compared to 2000.

Income Tax Expenses (Benefit). We did not record any net tax benefit to offset our $14.3 million pre-tax loss in 2001. In addition, we recorded a $3.8 million income tax charge to increase our valuation allowance against our net deferred tax asset due to our operating results, both recent and projected, and the lower market value of our real estate. This accounting treatment is described in further detail under the caption "Critical Accounting Policies" above and in footnote 12 to the audited consolidated financial statements.

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

Research and Development Expenses. Research and development expenses decreased 2.8% to $6.2 million in 2000 from $6.4 million in 1999. Research and development expenses as a percent of net sales increased to 10.5% in 2000 from 10.0% in 1999. The dollar decrease in research and development expenses was primarily due to reduced expenses in our United Kingdom office and lower spending for reproduction materials, consultants, and recruiting which was partially offset by increases in spending for industry and government approvals.

Interest Income. Net interest income decreased to $.45 million in 2000 from $.55 million in 1999. The decrease was the result of our lower average cash balances during 2000 compared to 1999. The interest income impact of lower average cash balances was partially offset by higher interest rates. The interest rate earned in 2000 was approximately 90 basis points higher than earned in 1999.

Equity in Losses of Affiliate. Our affiliate equity losses were $.22 million in 2000 compared to $.02 million in 1999. Our original investment in the affiliate was $.3 million.

Other Income, Net. Other income and non-interest income increased to $.24 million in 2000 from $.22 million in 1999. The increase was primarily the result of higher rental income in 2000 compared to 1999.

Income Tax Benefit. Our tax benefit of $1.3 million in 2000 represents an effective tax rate of 29.7% compared to a 29.5% rate in 1999. In both 1999 and 2000, we determined that it was more likely than not that certain state tax benefits would not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of our evaluation of these factors, we recorded an additional valuation allowance of $.4 million against our deferred tax asset. The additional valuation allowance was the result of our assessment that some portion of the benefits from the net operating losses for state tax purposes incurred by us might not be realized in future periods.

Liquidity and Capital Resources

For the past three years, we have incurred negative cash flows from operations. On December 31, 2001, we had working capital of $18.2 million, including $5.3 million in cash and cash equivalents.

In 2001, our net cash used in operating activities was $2.6 million. Uses of cash were our operating loss of $18.3 million, a decrease of accounts payable of $5.2 million, and an increase in prepaid expenses of $.3 million. Sources of cash included a decrease of inventory of $10.8 million (see below), a decrease in accounts receivable of $2.3 million, and the following 2001 non-cash expenses: an impairment of deferred tax assets of $3.8 million, an impairment of goodwill of $2.3 million, depreciation and amortization of $1.8 million, and other non-cash expenses of $.2 million.

Our significant inventory reduction of $10.8 million included a non-cash write-down of $4.6 million related to the write-down to the lower of cost or market and the recording of excess and obsolescence reserves of $4.6 million, reduced inventories needed to support our lower sales level in 2001, an operational improvement in dial-up modem inventory turnover, and to a lesser extent, the usage of excess broadband and wireless inventories that were largely purchased in 2000. The excess inventories were purchased in 2000 to support an aggressive production plan for new broadband cable and ADSL modem products and wireless networking products. The production plan was a key element of our overall plan to aggressively enter the broadband modem and wireless networking markets. In 2000, these markets were widely forecasted to begin dramatic growth in 2001, which was expected to continue throughout the decade. The market expansion in 2001 was more modest than expected and, partly as a result, we were not as successful as we had planned. At December 31, 2001, after the consumption of some of the excess inventory in 2001, the write-down for lower of cost or market valuation, and the recording of excess and obsolescence reserves, the remaining value of the excess broadband and wireless inventories was $4.1 million.

In 2001, our net cash used in investing activities was $.8 million, which consisted of additions to property, plant and equipment of $.7 million and the investment in an affiliate of $.1 million.

In 2001, we obtained a mortgage on our corporate headquarters, which provided financing of $6 million. Currently we do not have a debt facility from which we can borrow, and we do not expect to obtain one on acceptable terms unless there is operating performance improvement. However, we believe we would be able to obtain funds, if and when required, by factoring accounts receivable. We have engaged in preliminary negotiations with a financial organization, but we do not plan to put anything in place until and unless it is necessary since there would be an up-front cost to finalize the arrangement.

To conserve cash and manage our liquidity, we have implemented expense reductions throughout 2001 and in the first quarter of 2002. Our employee headcount was 313 at December 31, 2000, which has been reduced to 199 at March 20, 2002. We will continue to assess our cost structure as it relates to our revenues and cash position in 2002, and we may make further reductions if the actions are deemed necessary.

In addition to expense reductions, our liquidity in 2002 is expected to be enhanced by the utilization of approximately $3.0 million of "no charge" components, as a result of supply agreements entered in 2001. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. The utilization of "no-charge" components will supplement our cash flow in 2002, as we will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. The favorable impact to our statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement (see note 7 (b) to the consolidated financial statements).

On December 31, 2001 we had a $4.1 million net inventory in broadband and wireless products and components. This inventory was paid for in 2000 and 2001. Sales of products in 2002 using any portion of this inventory will enhance our liquidity in 2002, as we will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. We are currently selling cable modems and wireless products that consume a portion of this inventory and we are aggressively pursuing additional orders in markets worldwide.

Trends including the bundling of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through our sales channels. Because of this, our dial-up modem sales are unlikely to grow unless we grow our market share, or the new V.92 and V.44 modem standards grow sales through our channels. If our dial-up modem sales do not grow, our future success will depend in large part on our ability to successfully penetrate the broadband modem, networking and dialer markets.

Our cash position at December 31, 2001 was $5.3 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if we are unable to increase our revenues, reduce our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

We lease a manufacturing and warehousing facility in Boston, Massachusetts, an office facility in Camberley, United Kingdom, and a technical support facility in Boca Raton, Florida. The Boston, Massachusetts lease expires in August 2006 and the Boca Raton lease is a "tenant at will" lease. In March 1999, we assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley Surrey, UK. The landlord has notified us that they would like to exercise their option to exercise the break clause in the lease in February 2003. We have agreed to this contract termination since the leased space exceeds our current requirements. We are looking for a smaller office to lease which should result in savings in rent expenses. We do not expect the moving expenses to be significant. Our total rent expense under our operating leases was approximately $0.5 million in 2001.

Our estimated future minimum rental payments, excluding executory costs, under these operating leases are set forth in the table below. We are currently in dispute over the amount of rent due under our lease for our Boston,

Massachusetts facility. Our estimates below use as an assumption the amount of rent that is being sought by our landlord. For our Camberley UK lease, the estimates use the assumption that our future lease costs will be the same as our current lease costs.

See discussion of purchase commitments under Liquidity and Capital Resources. The purchase commitment column reflects management's estimate of the timing of purchases under the 30 month purchase commitment.

                                Operating        Purchase
                Year              Leases        Commitments         Total
                ----           ----------       -----------         -----
                2002           $ 696,735        $2,500,000        $3,196,735
                2003             678,647         5,500,000         6,178,647
                2004             691,174             -               691,174
                2005             692,313             -               692,313
                2006             466,481             -               466,481
                Thereafter     $ 170,488             -               170,488

During 2001, we paid $513,500 in escrow as a deposit on a building in Boston, Massachusetts we were seeking to acquire. Of this deposit, $25,000 was nonrefundable. Subsequently, negotiations stalled. While we believe that we are entitled to a return of the $488,500 refundable portion of the deposit, plus interest, the property-owner has objected, and the funds are being retained in escrow. Without pursuit of the arrangement, described below, we would likely need to seek legal remedies to obtain a return of the refundable portion of our original deposit. The arrangement being pursued is that we, along with other investors related to us, including Frank Manning, our President and a director, and Peter Kramer, our Executive Vice President and a director, have engaged in further ongoing negotiations with the property owner, whereby the group of investors are intending to acquire the building, with Zoom participating as a minority investor. Under this arrangement, upon acceptance, we would receive a pro rata portion, anticipated to be $390,800, of the refundable portion of our deposit plus interest from the other investors. If the group ultimately acquires the building, the $390,000 plus interest would be applied to our investment in the entity acquiring the property, which we would not expect to exceed $540,000. We would also have a right to sell our investment to the other investors through January 5, 2003. Should we exercise our sale right, we would recover the full amount of the refundable portion of our deposit and any additional investment we make in the entity acquiring the property. In addition, under this arrangement, we would have the right to purchase the other investors' interests in the building through December 31, 2005 in accordance with a prearranged formula.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" (SFAS 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. We are required to adopt SFAS 141 and SFAS 142 at the beginning of 2002. We believe the adoption of these accounting standards will not have any material effect on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (SFAS 144), effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed (SFAS 121). Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. This statemenT will not have a material impact on our operations or financial position.

FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 are required to be implemented no later than the first fiscal quarter of 2002, at which time prior period reported amounts will be reclassified to conform to the new presentation. Pro forma disclosures reflecting the reclassification of both previously reported as well as current year reported revenues and sales and marketing expenses based on the application of the guidance in Issue No. 00-14 and Issue No. 00-25 are presented in note 4 to the audited consolidated financial statements. There is no current year or historical impact on our consolidated balance sheets.

                                                     Years ending December 31,
                                           1999                 2000                2001
Revenues:
As previously reported.......       $   64,088,384       $   59,750,187      $   43,709,528
As reclassified..............           62,228,216           57,708,456          41,570,276

Sales and Marketing expenses:
As previously reported.......           13,571,083           12,713,756          9,619,549
As reclassified                         11,710,915           10,672,025          7,480,297

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

Our revenues have declined and we have incurred significant losses and used significant cash in operations over the last three years.

We incurred net losses of approximately $18.3 million in fiscal 2001, $3.1 million in fiscal 2000 and $1.4 million in fiscal 1999. During these periods our revenue declined from $64.1 million in 1999 to $59.8 million in 2000 and $43.7 million in 2001. The cash used in operations during these periods was $2.6 million in 2001, $8.0 million in 2000 and $2.7 million in 1999. As of December 31, 2001 we had net working capital of $18.2 million including cash and cash equivalents of $5.3 million.

We attribute the decline of our business primarily to a decline in the retail dial-up modem market, and delays in our penetration of the broadband modem and wireless local area network markets. We anticipate that we will continue to incur significant expenses for the foreseeable future as we:

o continue to develop and seek appropriate approvals for our dial-up modem, broadband access, wireless local area network, Internet gateway, and dialer products; and
o continue to make efforts to expand our sales channels internationally, and into new channels appropriate to our new product areas.

Although we have reduced our operating expense levels significantly, our revenues must increase or we will continue to incur operating losses. We cannot guarantee that our expenditures will significantly increase or halt the decline in our revenues. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our revenues, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses and use of cash could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

Over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable should growth occur. We currently do not have a debt facility from which we can borrow and we do not expect to obtain one on acceptable terms unless our operating performance improved. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our revenues, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

Our existing indebtedness could prevent us from obtaining additional financing and harm our liquidity.

In January 2001, we obtained a $6 million, 20 year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

Our revenues and operating results have been adversely affected because of a decline in average selling prices for our dial-up modems and because of the decline in the retail market for dial-up modems.

The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. As the market for cable and ADSL modems matures and competition between cable and ADSL service providers intensifies, it is likely that there will be increased retail distribution of cable and ADSL modems. While increased retail sale of broadband modems could increase our sales of these products, it could further reduce demand for our dial-up modems. Decreasing average selling prices and reduced demand for our dial-up modems would result in decreased revenue for dial-up modems. In addition, we have experienced and we may in the future experience substantial period to period fluctuations in operating results.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband, cable and ADSL, modem markets. These markets have been challenging markets, with significant barriers to entry, that have adversely affected our sales to these markets. Although some cable and ADSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications and internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network that can be expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

o     the current limited retail market for broadband modems;
o the relatively small number of cable, telecommunications and internet service provider customers that make up a substantial part of the market for broadband modems;
o     the significant bargaining power of these large volume purchasers;
o the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and
o the strong relationships with cable service providers enjoyed by incumbents cable equipment providers like Motorola and Scientific Atlanta.

Our initial sales of broadband products have been adversely affected by all of these factors. We cannot assure that we will be able to successfully penetrate these markets.

Continued fluctuations in our operating results could cause the market price of our common stock to fall.

Our operating results have fluctuated in the past and are likely to fluctuate in the future. It is possible that our revenues and operating results will be below the expectations of investors in future quarters. If we fail to meet or surpass the expectations of investors, the market price of our common stock will most likely fall. Factors that have affected and may in the future affect our operating results include:

o the overall demand for dial-up, cable and ADSL modems, wireless local area network products, Internet gateway products, dialers, and other communications products;
o the timing of new product announcements and releases by us and our competitors;
o successful testing, qualification and approval of our products, such as Cablelabs(R) qualification of cable modems, telephone company qualification of ADSL modems, approval by service providers for use on their networks, and governmental approvals;
o    variations in the number and mix of products we sell;
o the timing of customer orders and adjustments of delivery schedules to accommodate our customers' programs;

o the availability of components, materials and labor necessary to produce our products;
o    the timing and level of expenditures in anticipation of future sales;
o    pricing and other competitive conditions; and
o    seasonality.

Our customer base is concentrated and the loss of one or more of our customers could harm our business.

Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2001, approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

Our failure to meet changing customer requirements and emerging industry standards would adversely impact our ability to sell our products.

The market for PC communications products and high-speed broadband access products is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. Some of our product developments and enhancements have taken longer than planned and have delayed the availability of our products, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

o     identify and respond to emerging technological trends in the market;
o develop and maintain competitive products that meet changing customer demands;
o enhance our products by adding innovative features that differentiate our products from those of our competitors;
o     bring products to market on a timely basis;
o     introduce products that have competitive prices;
o manage our product transitions, inventory levels and manufacturing processes efficiently;
o respond effectively to new technological changes or new product announcements by others; and

Our product cycles tend to be short, and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product development, sales and marketing may not generate material revenues for us. In addition, short product cycles has resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our operating results have been adversely affected because of price protection programs.

Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2001, we recorded a reduction of revenue of $.9 million for customer price protection.

We  may  be  subject  to  product  returns  resulting  from  defects,   or  from
overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

If our products contain undetected defects, errors or failures, we could face:

o     delays in the development of our products;
o     numerous product returns; and
o     other losses to us or to our customers or end users.

Any of these occurrences could also result in the loss of or delay in market acceptance of our products, either of which would reduce our sales and harm our business. We are also exposed to the risk of product returns from our customers as a result of contractual stock rotation privileges and our practice of assisting some of our customers in balancing their inventories. Overstocking has in the past led and may in the future lead to higher than normal returns.

Our failure to effectively manage our inventory levels could materially and adversely affect our liquidity and harm our business.

During fiscal 2000, in anticipation of future sales of our recently introduced broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. Since that time, most of these component shortages have been alleviated. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.9 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, and raw material returns to suppliers and the writedown of some of our inventory by $4.6 million. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire or other casualty.
We may be unable to produce sufficient quantities of our products because we depend on third party manufacturers. If these third party manufacturers fail to produce quality products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

We use contract manufacturers to partially manufacture our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use four contract manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of our any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

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

We may be unable to produce sufficient quantities of our products because we obtain key components from, and depend on, sole or limited source suppliers.

We obtain certain key parts, components and equipment from sole or limited sources of supply. For example, we purchase dial-up and broadband modem chipsets from Conexant Systems (formerly Rockwell) and Agere Systems (formerly Lucent Technologies). Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, networking, routers, and gateways. We also purchase ADSL chipsets from Globespan and we purchase chipsets for our wireless network interface cards from Intersil Corporation. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

Our failure to satisfy minimum purchase requirements or commitments we have with our sole source suppliers could have an adverse affect on our results of operations.

We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting minimum purchase requirements or commitments. Our business and results of operations could be harmed if we fail to satisfy the minimum purchase requirements or commitments contained in our supply arrangements.

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for our products and services is uncertain.

The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

o using a standard telephone line and appropriate service for dial-up modems, ISDN modems, or ADSL modems, possibly in combination;
o     using a cable modem with a cable TV line and cable modem service;
o using a router and some type of modem to service the computers connected to a local area network; or
o     other approaches, including wireless links to the Internet.

Although we currently sell products that include these technologies, the market for high-speed communication products and services is fragmented and still in its development stage. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render and have in the past rendered our products less competitive or obsolete. If any of these events occur, we may be unable to sustain or grow our business. In addition, if any of one or more of the alternative technologies gain market share at the expense of another technology, demand for our products may be reduced, and we may be unable to sustain or grow our business.

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

We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete.
Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, Elsa, GVC, Intel, SONICblue, and US Robotics.
o Cable modem competitors: Motorola, Samsung, Scientific Atlanta, Thomson, and Toshiba.
o     ADSL modem  competitors  Siemens (formerly  Efficient  Networks) and
      Westell.
o Wireless Local Area Network competitors: 3Com, Agere, Buffalo Technologies, Cisco Systems, D-link, Intel, Linksys, Proxim, and SMC.

The principal competitive factors in our industry include the following:

o     product performance, features and reliability;
o     price;
o     product availability and lead times;
o     size and stability of operations;
o     breadth of product line;
o     sales and distribution capability;
o tailoring of product to local market needs, sometimes including packaging, documentation, software, and support in the local language;
o     ease of use and technical support and service;

o     relationships with providers of broadband access services; and
o     compliance with industry standards.

Our business is dependent on the Internet and the development of the Internet infrastructure.

Our success will depend in large part on increased use of the Internet to increase the demand for high-speed communications products. Critical issues concerning the commercial use of the Internet remain largely unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access, and quality of service.

Our success also will depend on the continued growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and that require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet.

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

The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

Our international operations are subject to a number of risks inherent in international activities.

Our international sales accounted for approximately 29% of our revenues in fiscal 1999, 28% in fiscal 2000 and 37% in fiscal 2001. The revenues we received from international sales were significantly impacted by our Hayes European operation, which we began operating in March 1999. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

o international regulatory and communications requirements and policy changes;
o     favoritism towards local suppliers;
o     local language and technical support requirements;
o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
o     difficulties in staffing and managing foreign operations;
o     political and economic changes and disruptions;
o     governmental currency controls;
o     shipping costs;
o     currency exchange rate fluctuations; and
o     tariff regulations.

We anticipate that our international sales will continue to account for a significant percentage of our revenues. If foreign markets for our current and future products develop more slowly than currently expected, our future results of operations may be harmed.

Fluctuations in the foreign currency exchange rates in relation to the U.S. dollar could have a material adverse effect on our operating results.

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations.

Our future success will depend on the continued services of our executive officers and key research and development personnel with expertise in hardware and software development.

The loss of any of our executive officers or key research and development personnel, the inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president and chief executive officer, or Peter Kramer, our executive vice president, some other member of the management team, a key engineer, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

Our business may be harmed by acquisitions we may complete in the future.

We may pursue acquisitions of related businesses, technologies, product lines or products. Our identification of suitable acquisition candidates involves risk inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention, risk of increased leverage, shareholder dilution, risk associated with unanticipated problems; and risks associated with liabilities we assume.

We may have difficulty protecting our intellectual property.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. We have more intellectual property assets in some countries than we do in others. In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of our technology and products more likely. We cannot assure that the steps that we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology.

We could infringe the intellectual property rights of others.

Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable. We are often indemnified by our suppliers relative to certain intellectual property rights; but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying company.

Our executive officers and directors may control certain matters to be voted on by the shareholders. These officers and directors may vote in a manner that is not in your best interests.

Our executive officers and directors beneficially own, in the aggregate as of March 20, 2002, approximately 22.3% of our outstanding common stock. As a result, these shareholders could significantly influence certain matters to be voted on by the shareholders. These matters include the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. These executive officers and directors may vote as shareholders in a manner that is not in your best interests.

The volatility of our stock price could adversely affect an investment in our common stock.

The market price of our common stock has been and may continue to be highly volatile. We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate, including:

o announcements of developments related to our business, including announcements of certification by the FCC or other regulatory authorities of our products or our competitors products;
o quarterly fluctuations in our actual or anticipated operating results, assets, liabilities, and order levels;
o     general conditions in the US and worldwide economies;
o     announcements of technological innovations;
o     new products or product enhancements introduced by us or our competitors;
o developments in patents or other intellectual property rights and litigation; and
o     developments in our relationships with our customers and suppliers.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE
                                                                            Page
Index to Consolidated Financial Statements                                   36
Independent Auditors' Report                                                 37
Consolidated Balance Sheets as of December 31, 2000 and 2001                 38
Consolidated Statements of Operations for the years ending December 31,      39
1999, 2000 and 2001
Consolidated Statements of  Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 1999, 2000 and                             40
2001
Consolidated Statements of Cash Flows for the years ending December 31,      41
1999, 2000 and 2001
Notes to Consolidated Financial Statements                                 42-57
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years Ending
December 31, 1999, 2000 and 2001                                             61

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure during the period covered by this report.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Our Executive Officers " in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in our definitive proxy statement for our 2002 annual meeting of shareholders which will be filed with the SEC in April 2002, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation", in our definitive proxy statement for our 2002 annual meeting of shareholders which will be filed with the SEC in April 2002, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2002 annual meeting of shareholders which will be filed with the SEC in April 2002, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item may appear under the caption "Certain Transactions" in our definitive proxy statement for our 2002 annual meeting of shareholders which will be filed with the SEC in April 2002, pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Financial Statements, Schedules and Exhibits:

    (1), (2) The consolidated financial statements and required schedules are indexed on page F-1.

    (3) Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

        2.1 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 8, 1999, filed as Exhibit
              2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 1999 Form 10-Q"). *

        2.2 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 28, 1999, filed as
              Exhibit 2.2 to the March 1999 Form 10-Q. *

        3.1 Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K). *

        3.2 By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

     **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

     **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "June 1996 Form 10-Q") * and as further amended on June 14, 2001.

       10.3 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q. *

       10.4 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

     **10.5   Letter Agreement between Zoom and an executive  officer,  filed as
              Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000. *

     **10.6   Employment Agreement, filed as Exhibit 10.9 to the 1997 Form 10-K.
              *

       10.7 Mortgage, Security Agreement and Assignment between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 Form 10-Q"). *

       10.8 Commercial Real Estate Promissory Note, between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       21.    Subsidiaries. *

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

Date:  March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                     Title(s)                        Date




/s/ Frank B. Manning       Principal Executive Officer and        March 29, 2002
--------------------       Chairman of the Board
Frank  B. Manning



/s/ Robert A. Crist        Principal Financial and                March 29, 2002
--------------------       Accounting Officer
Robert A. Crist



/s/ Peter R. Kramer        Director                               March 29, 2002
--------------------
Peter R. Kramer


                           Director                               March 29, 2002
--------------------
Bernard Furman



/s/ L. Lamont Gordon       Director                               March 29, 2002
--------------------
L. Lamont Gordon



/s/ J. Ronald Woods        Director                               March 29, 2002
--------------------
J. Ronald Woods

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                            Page

Independent Auditors' Report                                                37
Consolidated Balance Sheets as of December 31, 2000 and 2001                38
Consolidated Statements of Operations for the years ending December 31,     39
1999, 2000 and 2001
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 1999, 2000 and 2001                       40
Consolidated Statements of Cash Flows for the years ending December 31,     41
1999, 2000 and 2001
Notes to Consolidated Financial Statements                                 42-57
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years Ending
December 31, 1999, 2000 and 2001                                            61

                          Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                                   KPMG LLP



Boston, Massachusetts
February 11, 2002, except as to Note 3 and Note 7
  which are as of March 29, 2002

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                         ----------------------------------
    Assets                                                     2000                 2001
    ------                                                     ----                 ----
Current assets:
   Cash and cash equivalents                             $   2,906,270        $   5,252,058
   Investment securities                                             -                    -
   Accounts receivable, net of reserves for doubtful
      accounts, returns, and allowances of $3,127,455
      in 2000 and $2,816,449 in 2001 (note 12)               7,923,967            5,652,035
   Inventories, net (note 4)                                21,896,883           11,083,143
   Prepaid expenses and other current assets                   678,271              999,662
                                                            ----------           ----------
             Total current assets                           33,405,391           22,986,898
                                                            ----------           ----------

Property, plant and equipment, net (note 5)                  4,580,634            4,128,916
Goodwill, net of accumulated amortization of
  $1,827,459 in 2000 (note 7)                                3,076,224                    -
Net deferred tax assets (note 11)                            5,812,844            2,012,844
Other assets                                                    84,902               56,666
                                                            ----------           ----------
              Total assets                               $  46,959,995        $  29,185,324
                                                            ==========           ==========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                     $   7,428,832        $   2,750,174
    Accrued expenses                                         2,414,917            1,879,566
    Current Portion of long term debt (note 9)                       -              139,201
                                                            ----------           ----------
             Total current liabilities                       9,843,749            4,768,941
                                                            ----------           ----------

Long-term debt, less current portion (note 9)                        -            5,745,368
Other non-current liabilities (note 7)                         368,800              255,287
                                                            ----------           ----------
              Total liabilities                             10,212,549           10,769,596
                                                            ----------           ----------

Stockholders' equity (note 10):
  Common stock, no par value. Authorized 25,000,000
    shares; issued and outstanding 7,860,866 shares
    at December 31, 2000 and 7,860,866 shares at
    December 31, 2001                                       28,145,375           28,245,215
  Retained earnings (accumulated deficit)                    8,694,230           (9,634,692)
  Accumulated other comprehensive loss                         (92,159)            (194,795)
                                                            ----------           ----------
             Total stockholders' equity                     36,747,446           18,415,728
                                                            ----------           ----------

             Total liabilities and stockholders'
               equity                                   $   46,959,995        $  29,185,324
                                                            ==========           ==========

See accompanying notes to consolidated financial statements.

                            ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ending December 31, 1999, 2000 and 2001

                                                                1999            2000            2001
                                                        ------------    ------------    ------------

Net sales (notes 4, 13 and 17) ..............           $ 64,088,384    $ 59,750,187    $ 43,709,528
Cost of goods sold (note 5) .................             40,549,909      39,404,320      35,193,449
                                                        ------------    ------------    ------------
                     Gross profit ...........             23,538,475      20,345,867       8,516,079
                                                        ------------    ------------    ------------

Operating expenses:
        Selling .............................             13,571,083      12,713,756       9,619,549
        General and administrative ..........              6,275,827       6,228,317       7,938,175
        Research and development ............              6,425,584       6,249,092       5,327,968
                                                        ------------    ------------    ------------
                     Total operating expenses             26,272,494      25,191,165      22,885,692
                                                        ------------    ------------    ------------

                     Operating loss .........             (2,734,019)     (4,845,298)    (14,369,613)
                                                        ------------    ------------    ------------
Other income (expense):
        Interest income .....................                546,329         447,148         198,805
        Interest expense.....................                      -               -        (454,708)
        Equity losses of affiliate ..........                (24,000)       (215,834)       (145,165)
        Other, net ..........................                214,999         237,820         241,759
                                                        ------------    ------------    ------------
                     Total other income (expense), net       737,328         469,134        (159,309)
                                                        ------------    ------------    ------------

                     Loss before income taxes             (1,996,691)     (4,376,164)    (14,528,922)

Income tax expense (benefit)(note 12) .......               (587,935)     (1,298,916)      3,800,000
                                                        ------------    ------------    ------------

                     Net loss ...............           $ (1,408,756)   $ (3,077,248)   $(18,328,922)
                                                        ============    ============    ============

Net loss per share (note 2):
        Basic and diluted....................           $       (.19)   $       (.40)   $      (2.33)
                                                        ============    ============    ============

Weighted average common and common equivalent
shares:
        Basic and diluted....................              7,482,586       7,756,815       7,860,866
                                                        ============    ============    ============

See accompanying notes to consolidated financial statements.

                             ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                        COMPREHENSIVE LOSS

                                                                                 Accumulated
                                                                                     Other         Total
                                               Common Stock          Retained    Comprehensive  Stockholders'
                                            Shares       Amount      Earnings     Income Loss      Equity
                                            ------      --------     --------    -------------  ------------
Balance at December 31, 1998 ..........    7,474,871   25,190,579   13,180,234        54,554    38,425,367


Net loss ..............................            -            -   (1,408,756)            -    (1,408,756)
Foreign currency translation
adjustment ............................            -            -            -       (11,318)      (11,318)
Unrealized holding (loss) on
investments ...........................            -            -            -       (80,862)      (80,862)
Comprehensive loss ....................                                                         (1,500,936)
Exercise of stock options (note 11)....       85,425      487,330            -             -       487,330
Tax effect of exercises of nonqualified
stock options (notes 11 and 12) .......            -      102,322            -             -       102,322
                                           ---------   ----------   ----------     ---------    ----------
Balance at December 31, 1999 ..........    7,560,296   25,780,231   11,771,478       (37,626)   37,514,083
                                           ---------   ----------   ----------     ---------    ----------

Net loss ..............................            -            -   (3,077,248)            -    (3,077,248)
Foreign currency translation
adjustment ............................            -            -            -       (80,788)      (80,788)
Unrealized holding gain on
investments ...........................            -            -            -        26,255        26,255
Comprehensive loss ....................                                                         (3,131,781)
Exercise of stock options (note 11)....      300,570    1,822,722            -             -     1,822,722
Compensation expense related to
issuance of restricted stock ..........            -       52,577            -             -        52,577
Tax effect of exercises of nonqualified
stock options (notes 11 and 12) .......            -      489,845            -             -       489,845
                                           ---------   ----------   ----------     ---------    ----------
Balance at December 31, 2000 ..........    7,860,866 $ 28,145,375 $  8,694,230  $    (92,159) $ 36,747,446
                                          ==========  ===========   ==========     =========   ===========

Net loss ..............................            -            -   (18,328,922)           -   (18,328,922)
Foreign currency translation
adjustment ............................            -            -            -      (102,689)     (102,689)
Unrealized holding gain on
investments ...........................            -            -            -            53            53
Comprehensive loss ....................                                                        (18,431,558)
Exercise of stock options (note 11)....            -            -            -             -             -
Compensation expense related to
issuance of restricted stock .........             -       99,840            -             -        99,840
                                           ---------   ----------   ----------     ---------    ----------
Balance at December 31, 2001 ..........    7,860,866 $ 28,245,215 $ (9,634,692)  $  (194,795) $ 18,415,728
                                          ==========  ===========   ==========     =========   ===========

See accompanying notes to consolidated financial statements.

                           ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ending December 31, 1999, 2000 and 2001

                                                               1999             2000             2001
                                                               ----             ----             ----

Cash flows from operating activities:
       Net loss                                            $(1,408,756)     $(3,077,248)    $(18,328,922)

       Adjustments to reconcile net loss to net
         cash used in operating activities:
                  Depreciation and amortization              1,318,450        1,665,853        1,769,608
                  Impairment of goodwill                             -                -        2,294,881
                  Amortization of unearned compensation
                    expense                                          -           52,577           99,840
                  Equity in losses of Affiliate                 24,000          215,834          145,165
                  Net deferred income taxes                   (742,737)      (1,843,874)       3,800,000
                  Tax benefit from exercise of
                    nonqualified stock options                 102,322          489,845                -
                 Changes in assets and liabilities:
                    Accounts receivable                        811,283       (2,514,401)       2,271,930
                    Inventories                             (1,978,308)      (7,593,276)      10,813,741
                    Prepaid expenses and other
                      current assets                            56,315         (106,651)        (296,655)
                    Refundable income taxes                     63,378                -                -
                    Accounts payable and accrued
                      expenses                                (911,873)       4,766,116       (5,214,008)
                                                             ----------       ----------       ----------
                          Net cash used in
                            operating activities            (2,665,926)      (7,997,802)      (2,664,421)
                                                            ----------        ----------      ----------

Cash flows from investing activities:
       Cash paid for the acquisition of Hayes, net of
         cash acquired                                      (4,912,258)               -                -
       Sales (purchases) of investment securities           10,259,116        3,215,329               53
       Investment in affiliates                               (300,000)               -         (141,665)
       Additions to licenses                                   (40,000)               -                -
       Additions to property, plant and equipment             (912,400)      (1,324,268)        (650,060)
                                                            ----------       ----------       ----------
                           Net cash provided by (used in)
                             investing activities            4,094,458        1,891,061         (791,672)
                                                            ----------       ----------        ----------
Cash flows from financing activities:
       Proceeds from the issuance of long-term debt                  -                -        6,000,000
       Repayment of long-term debt                                   -                -         (115,430)
       Exercise of nonqualified stock options                  487,330        1,875,299                -
                                                            ----------       ----------       ----------
                           Net cash provided by
                             financing activities              487,330        1,875,299        5,884,570
                                                            ----------       ----------       ----------

Effect of exchange rate changes on cash                       ( 21,941)         (80,788)        (102,689)
                                                            ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents        1,893,921       (4,312,230)        2,345,788
                                                            ----------       ----------       ----------

Cash and cash equivalents at beginning of year              5,324,579        7,218,500         2,906,270
                                                            ----------       ----------       ----------

Cash and cash equivalents at end of year                   $ 7,218,500      $ 2,906,270      $ 5,252,058
                                                            ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                        ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                Years Ending December 31, 1999, 2000 and 2001

(1)   Incorporation and Nature of Operations

      Zoom Telephonics,  Inc. (the "Company") was incorporated under the federal laws of Canada (Canada Business Corporations Act). Its principal business activity, the design, production, and marketing of faxmodems and other communication peripherals, is conducted through its wholly-owned subsidiary, Zoom Telephonics, Inc. ("Zoom US"), a Delaware corporation based in Boston, Massachusetts.

       In February 2002, the Company completed a transaction in which it changed its jurisdiction of incorporation from Canada to the State of Delaware effective March 1, 2002. In connection with the change in jurisdiction, the Company changed its name to Zoom Technologies, Inc. These changes were accomplished through a process called a continuance under the laws of Canada and a domestication under the laws of the State of Delaware, and were approved by the Company's shareholders at a stockholders' meeting on February 15, 2002. The Company continues to trade on the Nasdaq National Market under the symbol ZOOM; and continues to operate through its wholly owned Delaware subsidiary, Zoom Telephonics, Inc., which has not changed its name.

       As part  of  the  continuation, each  share  of  Zoom  Telephonics,  Inc.
         automatically is converted into one share of Zoom Technologies, Inc. It will not be necessary for stockholders to exchange their existing stock certificates for stock certificates of the Delaware corporation. All new shares will be issued by Zoom Technologies, Inc.

(2)       Summary of Significant Accounting Policies

      (a)Basis of Presentation and Use of Estimates
      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars. Any differences between US and Canadian generally accepted accounting principles have an insignificant impact on the consolidated financial statements.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include the useful lives of property, plant and equipment and goodwill, the recoverability of long-lived assets, the collectibility of accounts receivable, the valuation allowance for deferred tax assets, the valuation of sales returns and allowances, the reserves for obsolete and slow moving inventory, and the write-downs of inventory valuation for the lower of cost or market.

      (b)Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zoom US, and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      (c)Cash and Cash Equivalents
      The Company considers all investments with original maturities of less than 90 days to be cash equivalents. Included in cash and cash equivalents at December 31, 2001 was a deposit for approximately $418,000 in a duty deferment account approved by HM Customs and Excise in the United Kingdom for the deferment of value added taxes for imports.

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

                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

       (e)  Inventories
      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

      (f)Property, plant and equipment
      Property, plant and equipment is stated and recorded at cost. Depreciation of property, plant and equipment is provided by using the straight-line method at rates sufficient to amortize the costs of the fixed assets over their estimated useful lives.

      (g)Goodwill and Impairment of Long-lived Assets
      Goodwill resulted from the excess of cost over fair value of net assets acquired in purchase business combinations and is being amortized on a straight-line basis over periods of 5 to 10 years. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs ongoing business reviews and evaluates impairment indicators based on qualitative and quantitative factors. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. The Company periodically evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows are determined to be less than the carrying amount of goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of discounted estimated future cash flows. An appropriate discount rate, determined through an analysis of the risks associated with the goodwill, would be applied to the estimated future cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. The assessment of recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved (see note 8).

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

                                           1999            2000            2001
                                           ----            ----            ----

Basic weighted
   average shares outstanding         7,482,586       7,756,815       7,860,866
Net effect of dilutive potential
   common shares outstanding,
   based on the treasury stock                -               -               -
                                      ---------       ---------       ---------
Diluted weighted
   average shares outstanding         7,482,586       7,756,815       7,860,866
                                      =========       =========       =========

                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

   Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. The dilutive effect of options to purchase 661,355, 419,039 and 13,870 shares of common stock at December 31, 1999, 2000, and 2001, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(j)   Revenue Recognition
   The Company sells hardware products to its customers. The products are dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. The Company does not sell software or services. The Company earns a small amount of royalty revenue. The Company derives its revenue primarily from the sales of hardware products to three types of customers (1) computer peripherals retailers, (2) computer product distributors, and (3) original equipment manufacturers (OEMs). The Company sells a very small amount of its hardware products to direct consumers or to any customers via the Internet. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company's revenue for any period if its management makes different judgments or utilizes different estimates.

   Revenue is recognized by the Company for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from the Company to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of the Company's customer contracts or purchase orders specify FOB destination. Since it would be impractical to verify ownership change for each individual delivery to the FOB destination point, the Company estimates the day of delivery receipt by the customer based on its ship date and the carrier's published delivery schedule specific to the freight class and location.

   The Company's revenues are reduced by certain events which are characteristic of hardware sales to computer peripherals retailers. These events are product returns, price protection refunds, store rebates, and consumer mail-in rebates. Each of these is accounted for as a reduction of revenue based on careful management estimates, which are reconciled to actual customer or end-consumer refunds and credits on a monthly or quarterly basis. The estimates for product returns are based on recent historical trends plus estimates for returns prompted by new product introductions, announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers.

   (k)  Financial Instruments
   Financial  instruments of the Company  consist of cash and cash  equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and borrowings. Due to the short term nature of these instruments of conversion to cash or the corresponding variable interest rate attached to the debt, the carrying amount of these financial instruments approximates fair value.

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

                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

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

   (o)  Foreign Currencies
   The Company  generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. Realized and unrealized foreign exchange transaction gains and losses are recognized in operating income and offset foreign gains and losses on the underlying exposures. During the years ending December 31, 1999, 2000, and 2001 foreign currency transaction activity, gains, and losses were not material. At December 31, 2001, the Company's foreign currency-denominated net assets were not material. The Company has no involvement with derivative financial instruments.

   The Company considers the local currency to be the functional currency for its international subsidiary. Assets and liabilities denominated in foreign currencies are translated using the exchange rate of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss.

   (p)  Warranty Costs
   The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(3)   Liquidity

   For the past three years, the Company has incurred negative cash flows from operations. In 2001, the Company's net cash used in operating activities was $2.6 million and net cash used in investing activities was $.8 million. In 2001, the Company obtained a mortgage on its corporate headquarters, which provided financing of $6 million. On December 31, 2001 Zoom had cash and cash equivalents of approximately $5.3 million. Currently the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is operating performance improvement.

   In 2000 the Company made a significant investment to build up its broadband access products, particularly cable modems. However, the Company was not able to penetrate the broadband modem and wireless local area network markets to the extent it had expected. This resulted in the write down of the inventory values by approximately $4.6 million in 2001. Additionally, during the past several years, the Company has experienced a declining demand for our dial-up modem products.

   To conserve cash and manage our liquidity, the Company has implemented expense reductions throughout 2001 and in the first quarter of 2002. The employee headcount was 313 at December 31, 2000, which has been reduced to 199 at March 20, 2002. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2002, and may make further reductions if these actions are deemed necessary.

   In addition to expense reductions, the Company's liquidity in 2002 is expected to be enhanced by the utilization of approximately $3 million of

                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

      "no charge" components, as a result of supply agreements entered in 2001. Under these arrangements, the Company is committed to purchase at least $8 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. The utilization of "no-charge" components will supplement the Company's cash flow in 2002, as it will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. The favorable impact to the Company's statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement (see note 7 (b)).

  On December 31, 2001 the Company had a $4.1 million net inventory in broadband and wireless products and components. This inventory was paid for in 2000 and 2001. Sales of products in 2002 using any portion of this inventory will enhance The Company's liquidity in 2002, as the Company will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. The Company is currently selling cable modems and wireless products that consume a portion of this inventory and is aggressively pursuing additional orders in markets worldwide.

   Trends including the bundling of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through our sales channels. Because of this, our dial-up modem sales are unlikely to grow unless the Company's market share grows, or the new V.92 and V.44 modem standards grow sales through the Company's channels. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem, networking, and dialer markets.

   The Company's cash position at December 31, 2001 was $5.3 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(4)   New Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141 "Business Combinations" (SFAS 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company is required to adopt SFAS 141 and SFAS 142 at the beginning of 2002. We believe the adoption of these accounting standards will not have any material effect on the Company's consolidated financial statements.

   In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment on
     Disposal of Long-Lived Assets (SFAS 144), effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed (SFAS 121). Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. This statement will not have a material impact on our operations or financial position.

   FASB  Emerging  Issues Task  Force  Issue No. 00-14  "Accounting  for Certain
     Sales  Incentives"  addresses  the  recognition,  measurement,  and  income

                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 will result in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25
     "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 are required to be implemented no later than the first fiscal quarter of 2002, at which time prior period reported amounts will be reclassified to conform to the new presentation. The pro forma disclosures below reflect the reclassification of both previously reported as well as current year reported revenues and sales and marketing expenses based on the application of the guidance in Issue No. 00-14 and Issue No. 00-25. There is no current year or historical impact on our consolidated balance sheets.

                                          Years ending December 31,
                                 1999                2000                2001
Revenues:
As previously reported    $   64,088,384      $   59,750,187      $   43,709,528
As reclassified               62,228,216          57,708,456          41,570,276

Sales and Marketing
expenses:
As previously reported        13,571,083          12,713,756           9,619,549
As reclassified               11,710,915          10,672,025           7,480,297

(5)   Inventories

    Inventories consist of the following at December 31:

                                                     2000            2001
                                                     ----            ----
        Raw materials                           $ 10,335,673   $  6,276,480
        Work in process                            5,101,037        462,389
        Finished goods                             6,460,173      4,344,274
                                                  ----------    -----------
                      Net Inventory             $ 21,896,883   $ 11,083,143
                                                  ==========     ==========

      During 2001 the Company recorded lower of cost or market write-downs of $4.6 million related to broadband and wireless inventory.

(6)     Property, Plant and Equipment

      Property, plant and equipment consists of the following at December 31:

                                                                     Estimated
                                            2000           2001     useful lives
                                            ----           ----     ------------
        Land                            $  309,637    $   309,637      -
        Buildings and improvements       2,491,667      2,643,457   31.5 years
        Leasehold improvements             470,777        473,723   5 years
        Computer hardware and software   3,251,335      3,509,445   3 years
        Machinery and equipment          1,597,355      1,751,453   5 years
        Molds, tools and dies            1,422,073      1,489,484   5 years
        Office furniture and fixtures      259,811        275,516   5 years
                                        ----------    -----------
                                         9,802,655     10,452,715
        Less accumulated depreciation   (5,222,021)    (6,323,799)
                                         ---------      ---------
                                      $  4,580,634    $ 4,128,916
                                         =========      =========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(7)   Commitments and Contingencies

   (a) Lease Obligations
   The Company leases  a  manufacturing  and  warehousing  facility  in  Boston,
      Massachusetts, an office facility in Camberley, United Kingdom, and a technical support facility in Boca Raton, Florida. The Boston, Massachusetts lease expires in August 2006 and the Boca Raton lease is an at-will lease. In March 1999, the Company assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley Surrey, UK. The Camberley landlord has notified the Company that they would like to exercise their option to exercise the break clause in the lease in February 2003. The Company has agreed to this contract termination since the leased space exceeds its current requirements. The Company is looking for a smaller office to lease which should result in savings in rent expenses. The Company does not expect the moving expenses to be significant. The Boca Raton, Florida lease is a sublease of 4,500 square feet as a tenant-at-will, and is used primarily as a technical support facility. Total rent expense, under non-cancelable operating leases, was $420,086, $463,693, and $546,034 for the years ending December 31, 1999, 2000, and 2001, respectively.

    The   Company's   total  rent  expense   under  its  operating   leases  was
      approximately $0.5 million in 2001. The Company's estimated future minimum rental payments, excluding executory costs, under these operating leases are set forth in the table below. As a result of a dispute with its landlord, the Company has withheld certain payments under its lease for its Boston, Massachusetts manufacturing facility, in the amount of approximately $150,000. The landlord recently notified the Company of a lease default and asserted its termination right under the lease. The Company has tendered payment in full of the amount demanded by landlord, but has reserved its rights to dispute maintenance issues and the renewal term rent rate. There is a risk that landlord could refuse the tendered payment and take legal action asserting a default from the delay of payment.
    The Company's estimates below use as an assumption the amount of rent that is being sought by its landlord. For the Camberley UK lease, the estimates use the assumption that the Company's future lease costs will be the same as its current lease costs.

                          Year              Total
                          2002           $ 696,735
                          2003             678,647
                          2004             691,174
                          2005             692,313
                          2006             466,481
                          Thereafter     $ 170,488

   (b) Purchase Commitments
   The Company has entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company is committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. The Company is also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of a certain type of component from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, the Company is entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components, and other pricing concessions based upon its purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. At December 31, 2001, the gross inventory value of $1.2 million was offset by a $1.2 million profit reserve in inventory, yielding a net inventory value of zero. The Company received an additional $1.8 million of no-charge components during the first quarter of 2002. The Company expects that the $3.0 million total market value of "no charge" components will be consumed in its manufacturing process and shipped in finished products to customers in 2002. The favorable impact to the Company's statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement.

  (c) Contingencies
  During 2001, the Company paid  $513,500  in escrow as a deposit on a  building

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

      in  Boston,   Massachusetts   the  Company  was   seeking  to acquire.  Of
      this   deposit, $25,000  was  nonrefundable.  Subsequently,  negotiations stalled. While the Company believes that it is entitled to a return of the $488,500 refundable portion of the deposit, plus interest, the property-owner has objected, and the funds are being retained in escrow. Without pursuit of the arrangement, described below, the Company would likely need to seek legal remedies to obtain a return of its refundable portion of the original deposit. The arrangement being pursued is that the Company, along with other investors related to the Company, including Frank Manning, President and a director of the Company, Peter Kramer, Executive Vice President and a director of the Company, have engaged in further ongoing negotiations with the property owner, whereby the group of investors are intending to acquire the building, with the Company participating as a minority investor. Under this arrangement, upon acceptance, the Company would receive a pro rata portion, anticipated to be $390,800, of the refundable portion of its deposit plus interest from the other investors. If the group ultimately acquires the building, the $390,000 plus interest would be applied to its investment in the acquired property.

   If this arrangement is successfully negotiated,  the Company anticipates that its initial required investment would not exceed $.54 million. The Company would also have a right to sell its investment to the other investors through January 5, 2003 for the Company's original purchase price. Should the Company exercise its sale right, the Company would recover the full amount of the refundable portion of the Company's deposit and any additional  investment  the  Company  makes  in the entity  acquiring the property. In addition, under this arrangement, the Company would have the right to purchase the other investors' interests in the building through December 31, 2005 in accordance with a prearranged formula.

   Additionally, the Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

      The Company had no Letters of Credit outstanding at December 31, 2001.

   (d)  Concentrations
   The Company  participates   in  the  PC   peripherals   industry,   which  is
      characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company's operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its product quickly in response to customer demand; differentiate its products from those of its competitors or compete successfully in the markets for its new products.

   The Company depends  on  many   third-party   suppliers  for  key  components
      contained in its product offerings. For some of these components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. If the supply of a key material component is delayed or curtailed, the Company's ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected, possibly resulting in reductions in net sales. In cases where alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in net sales. In the event that the financial condition of the Company's third-party suppliers for key components was to erode, the delay or curtailment of deliveries of key material components could occur. Additionally, the Company's reliance on third-party suppliers of key material components exposes the Company to potential product quality issues that could affect the reliability and performance of its products and solutions. Any lesser ability to ship its products in desired quantities and in a timely manner due to a delay or curtailment of the supply of material components, or product quality issues arising from faulty components manufactured by third-party suppliers, could adversely affect the market for the Company's products and lead to a reduction in the Company's net sales.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(8)   Impairment

   In March 1999,  the  Company entered into a series of independent  agreements to acquire most of the modem assets of Hayes Microcomputer Products, Inc. for $5.0 million in cash. The purchase included the Hayes, Practical Peripherals, Accura, Optima, Century 2, and Cardinal brands and product rights for the USA, Canada, South & Central America, Europe, and the Middle East. In July 1999 the Company finalized the purchase of Hayes Asia Pacific for $1.1 million in cash. The acquisitions were accounted for as purchases. The excess of cost over fair value of net assets acquired was being amortized on a straight-line method over five years. In 2001, the Company determined that based on its history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to support retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, the Company recorded an impairment charge of $2.3 million in 2001. As of December 31, 2001, the Company's net goodwill asset value on its consolidated balance sheet is zero.

   The Company also recorded negative goodwill that resulted from the purchase of the Hayes UK., business, where the value of the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases. The negative goodwill is reflected on the consolidated balance sheets as a non-current liability. The negative goodwill is being amortized on a straight-line method over five years.

   The Company assesses the impairment of its goodwill assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recorded goodwill for two acquisitions, Tribe Computer Works, Inc. in 1996 and certain assets of Hayes Microcomputer Products, Inc. in 1998. The goodwill values for Tribe and Hayes were being amortized over 13 years and 5 years, respectively. In 2001, the Company determined that based on its history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to support retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, the Company recorded an impairment charge of $2.3 million in 2001. As of December 31, 2001, the Company's net goodwill asset value on its consolidated balance sheet is zero.

(9)   Comprehensive Income (Loss)

   The components of comprehensive loss, net of tax, are as follows:

                                                 1999             2000            2001
                                                 ----             ----            ----
        Net loss                            $(1,408,756)     $(3,077,248)     $(18,328,922)
        Foreign currency translation
         adjustment                             (11,318)         (80,788)         (102,689)
        Net unrealized holding gain
         (loss) on investment securities        (80,862)          26,255                53
                                              ---------        ---------        ----------
        Comprehensive loss                  $(1,500,936)     $(3,131,781)     $(18,431,558)
                                             ==========       ==========       ===========

(10)  Long-Term Debt

   On January 10,  2001,  the Company  obtained a mortgage for $6 million on the real estate property located at 201and 207 South Street, Boston, Massachusetts. This is a 20 year direct reduction mortgage. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The rate was adjusted to 4.97% on January 10, 2002. Future minimum principle payments are due as follows at December 31, 2001.

                          Year                Total
                          2002           $   139,201
                          2003               151,360
                          2004               163,532
                          2005               176,683
                          2006               190,892
                          Thereafter     $ 5,062,901

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(11)      Stock Option Plans

   At December 31, 2001 the Company had three stock option plans, which are described below:

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

EMPLOYEE STOCK OPTION PLAN

                                                                      Weighted average
                                              Number of shares         exercise price

        Balance at December 31, 1998            1,130,002                $   7.27

          Granted                                  65,000                    4.33
          Exercised                               (80,775)                   5.80
          Expired                                 (82,760)                   7.06
                                                ---------                    ----
        Balance at December 31, 1999            1,031,467                $   7.21
                                                =========                    ====

          Granted                                 377,000                    7.43
          Exercised                              (196,181)                   7.09
          Expired                                (254,675)                  10.67
                                                  -------                   -----
        Balance at December 31, 2000              957,611                $   6.40
                                                  =======                   =====

          Granted                                 631,000                    2.77
          Exercised                                     -                       -
          Expired                                (550,611)                   5.85
                                                 --------                    ----
        Balance at December 31, 2001            1,038,000                 $  4.48
                                                =========                    ====


      The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2001:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 1.75 to $ 3.50       380,000              2.60               $ 2.20                  -           $    -
  3.50 to   5.25       296,000              1.80                 3.74             45,000             4.35
  5.25 to   7.00       100,000              1.50                 6.36             50,000             6.36
  7.00 to   8.75       260,000              1.10                 7.90            131,000             7.90
----------------       -------              ----                 ----            -------             ----
$ 1.75 to $ 8.63       958,001              1.90 years         $ 4.48            226,000           $ 6.86
================       =======              ==========         ======            =======           ======


   The Company recognized a tax benefit of $489,845 in 2000, upon the exercise of nonqualified stock options under the Employee Stock Option Plan. These benefits have been recorded as an increase to the value of common stock.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

   1991 Director Stock Option Plan

   In 1991,  the  Company  established  the  Director  Stock  Option  Plan  (the
      "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. Under the Directors Plan, each eligible director is automatically granted an option to purchase 6,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 1991. The option price is the fair market value of the common stock on the date the option is granted. There are 198,000 shares authorized for issuance. Each option expires two years from the grant date. Options outstanding under this plan are as follows:

                                                                         Weighted average
                                              Number of shares            exercise price

        Balance at December 31, 1998               72,000                   $   7.39

          Granted                                  36,000                       4.95
          Exercised                                     -                          -
          Expired                                 (36,000)                      7.88
                                                  --------                      ----
        Balance at December 31, 1999               72,000                   $   5.93

          Granted                                  36,000                       7.69
          Exercised                               (42,000)                      5.99
          Expired                                  (6,000)                      7.75
                                                  --------                      ----
        Balance at December 31, 2000               60,000                   $   6.76

          Granted                                  36,000                       3.26
          Exercised                                     -                          -
          Expired                                 (24,000)                      5.37
                                                  --------                      ----
        Balance at December 31, 2001               72,000                   $   5.48
                                                   ======                       ====

   The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2001:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 1.75 to $ 3.50       18,000               1.500              $ 2.40                 -           $    -
  3.50 to   5.25       18,000               1.000                4.13            18,000             4.13
  5.25 to   7.00       18,000               0.500                6.75            18,000             6.75
  7.00 to   8.75       18,000               0.001                8.63            18,000             8.63
----------------      -------               -----                ----            ------             ----
$ 1.75 to $ 8.75       72,000              .8 years            $ 5.48            54,000           $ 6.50
================       ======              ========            ======            ======           ======

   1998 Employee Equity Incentive Stock Option Plan

   The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. In 2000 the Board of Directors increased the authorized number of shares available for issuance under the 1998 Plan from 600,000 to 950,000 shares of common stock. Shares of common stock were registered for issuance under the 1998 Plan in accordance with the Securities Act of 1933. Under this plan, stock options may be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price determined by the Stock Option Committee. In addition, in 1999, the Board of Directors authorized the Chief Executive Officer of the Company to grant up to an aggregate of 100,000 stock options to employees who are not executive officers or directors of the Company and in 2000, the Board of Directors authorized

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

      the Chief Executive Officer to grant to such persons stock options to purchase up to 100,000 shares in any fiscal quarter, not to exceed an aggregate of 350,000 stock options in any fiscal year. All options under this grant have been at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Stock Option Committee or, in certain cases, the Chief Executive Officer.Options outstanding under this plan are as follows:

                                                                         Weighted average
                                              Number of shares            exercise price

        Balance at December 31, 1998               27,650                   $   4.13

          Granted                                 338,350                       4.26
          Exercised                                (4,650)                      4.13
          Expired                                 (33,300)                      4.25
                                                  --------                      ----
        Balance at December 31, 1999              328,050                   $   4.25

          Granted                                 514,650                       6.36
          Exercised                               (42,050)                      4.27
          Expired                                (150,275)                      5.01
                                                  --------                      ----
        Balance at December 31, 2000              650,375                   $   5.74

          Granted                                 248,825                       2.45
          Exercised                                     -                          -
          Expired                                (199,300)                      5.82
                                                 --------                       ----
        Balance at December 31, 2001              699,900                   $   4.55
                                                  =======                       ====

The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2001:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 1.13 to $ 1.75       34,500               2.80               $ 1.18                 -           $    -
  1.75 to   3.50      231,250               2.30                 2.73            24,337             3.31
  3.50 to   5.25      154,025               0.60                 4.21           142,025             4.26
  5.25 to   7.00      198,625               1.40                 5.83           101,750             5.82
  7.00 to   8.75       54,000               1.10                 7.97            28,750             7.94
  8.75 to  10.50       27,500               0.90                10.00            17,500            10.00
----------------      -------               ----                -----            ------            -----
$ 1.13 to $10.50      699,900               1.6 years          $ 4.55           314,112           $ 5.35
================      =======               ========           ======           =======           ======

   On December  31, 2001 there were  886,046  additional  shares  available  for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 1999, 2000, and 2001 was $4.33, $6.84 and $2.70, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0.00%, risk-free interest rate of 6.16%, volatility 90% and an expected life of
      2.75 years; 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.90%, volatility 110% and an expected life of 3.0 years; 2001 - expected dividend yield 0.0%, risk-free interest rate of 4.63%, volatility 101% and an expected life of 1.7 years.

   The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for stock grants issued at fair market value. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the pro forma amounts indicated below:

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                    1999               2000                2001
                                                    ----               ----                ----
Net loss              As reported           $    (1,408,756)    $    (3,077,248)   $    (18,328,922)
                      Pro forma             $    (1,869,478)    $    (3,914,789)   $    (19,012,443)

Net loss per share    As  reported-basic    $       (.19)       $       (.40)      $       (2.33)
                      and diluted
                      Pro forma-basic
                      and diluted                   (.25)               (.50)              (2.42)

(12)  Income Taxes

      The provision for income taxes consists of the following:

                                                Current              Deferred                Total
        Year ending December 31, 1999:
          US federal                          $    63,699         $    (532,146)       $    (468,447)
          State and local                          (6,571)             (112,917)            (119,488)
                                                   -------             ---------            ---------
                                              $    57,128         $    (645,063)       $    (587,935)
                                                   ======              =========            =========
        Year ending December 31, 2000:
          US federal                          $    48,160         $  (1,539,591)       $  (1,491,431)
          State and local                               -               192,515              192,515
                                                  -------            -----------          -----------
                                              $    48,160         $  (1,347,076)       $  (1,298,916)
                                                   ======            ===========          ===========
        Year ending December 31, 2001:
          US federal                          $        (0)        $   3,337,900        $   3,337,900
          State and local                               -               462,100              462,100
                                                 ---------           -----------          -----------
                                              $        (0)        $   3,800,000        $   3,800,000
                                                 =========           ===========          ===========

      Income tax expense  (benefit) was ($587,935),  ($1,298,916) and $3,800,000 for the years ending December 31, 1999, 2000 and 2001, respectively, and differed from the amounts as computed by applying the US statutory tax rate of 34% to pretax loss as a result of the following:

                                                                        1999             2000             2001
                                                                        ----             ----             ----
        Computed "expected" US tax benefit                         $ (678,980)     $ (1,487,896)     $ (4,939,834)
        Increase (reduction) in income taxes resulting from:
          State and local income taxes, net of federal
            income tax benefit                                        (78,862)          127,061           304,986
          Increase in valuation allowance                                    -                 -         8,427,351
          Other, net                                                  169,907            61,919             7,497
                                                                       ---------        -------            ------
                                                                    $ (587,935)     $ (1,298,916)     $  3,800,000
                                                                     ===========       =========       ===========

        Income Tax Expense
        Total income tax expense (benefit) was allocated
          as follows:
                                                                        1999             2000             2001
                                                                        ----             ----             ----
        Loss from operations                                       $ (587,935)     $ (1,298,916)     $  3,800,000
        Stockholders' equity, for compensation expense
          for tax purposes in excess of amounts
          recognized for financial statement purposes                (102,322)         (489,845)                -
                                                                     -----------       ---------       -----------
                                                                   $ (690,257)     $ (1,788,761)     $  3,800,000
                                                                     ===========       =========       ===========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999, 2000, and 2001 are presented below:

                                                                        1999             2000             2001
                                                                        ----             ----             ----
        Deferred tax assets:
        Inventories, primarily
          non-deductible reserves                                  $ 1,832,101       $ 1,830,940     $ 2,862,364
        Accounts receivable,
          primarily returns and allowances                             645,517           534,204         497,510
        Accrued expenses, principally provisions
          not currently deductible                                     367,761           392,011         345,249
        Net operating loss carryforwards and
          credits                                                    1,542,861         3,697,196       8,307,793
        Other                                                          350,846           525,493       1,224,952
                                                                       -------           -------       ---------
        Total gross deferred tax assets                              4,739,086         6,979,844       6,979,844
                                                                     ---------         ---------      ----------
        Less valuation allowance                                      (770,116)       (1,167,000)    (11,225,024)
                                                                     ---------        -----------    ------------
        Net deferred tax assets                                    $ 3,968,970        $ 5,812,844    $ 2,012,844
                                                                     =========          =========      =========

   On December  31, 2001 the Company  has federal and state net  operating  loss carryforwards of approximately $17,720,517 and $29,656,069, respectively. These federal and state net operating losses are available to offset future taxable income, and are due to expire beginning 2018 and 2002, respectively. The Company recorded a deferred tax asset valuation allowance against a portion of the deferred tax assets that management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income or gains from the sale or certain real estate.The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

(13)  Significant Customers

   Two customers accounted  for  approximately  17% and 10% of net sales for the year ending December 31, 1999. Two customers accounted for approximately 15% and 11% of net sales for the year ending December 31, 2000. Four customers each comprised over 10% of net sales for the year ending December 31, 2001. On December 31, 2000, two customers comprised approximately 48% of net accounts receivable. On December 31, 2001, two customers comprised approximately 40% of net accounts receivable.

(14)  Investment in Affiliates

   In September 1999, the Company made an investment in a limited liability company ("LLC"). The Company granted the LLC the rights to a software license in exchange for 300,000 Class A shares of the LLC, which were valued by the Company at $300,000. The value at which the outside investors paid cash for shares received as part of the same equity infusion was used by the Company to value their shares received. A gain of $75,000 was recognized on the transaction, which was reported as other income in fiscal 1999. In May 2000, the LLC converted to a "C" corporation. In March 2001, and December 2001, the Company made additional investments in the affiliate for a total of $141,665, maintaining the same percent of ownership. As a result of the recognition of the Company's share of equity in losses of the affiliate, the investment balance as of December 31, 2001 has been reduced to $56,666.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(15)  Supplemental Disclosure of Cash Flow Information

                                                           1999          2000          2001
                                                           ----          ----          ----
         Cash paid during year for interest               $    -        $    -      $ 426,803
                                                          ======        ======        =======
         Cash paid during year for income taxes           $    -        $    -      $       -
                                                          ======        ======        =======

   The tax benefit of the exercise of stock options resulted in increases to common stock of $102,322 in 1999 and $ 489,845 in 2000. No options were exercised in 2001.

(16)  Dependence on Key Suppliers and Contract Manufacturers

   The Company produces its products using components or subassemblies purchased from third-party suppliers. An important factor in the Company's liquidity is the receipt and use of "no-charge components". The Company has entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company is committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. The Company is also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of a certain type of component from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, the Company is entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components, and other pricing concessions based upon the Company's purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. At December 31, 2001, the gross inventory value of $1.2 million was offset by a $1.2 million profit reserve in inventory, yielding a net inventory value of zero. The Company expects to receive an additional $1.8 million of no-charge components in the first quarter of 2002. The Company expects that the $3.0 million total market value of "no charge" components will be consumed in its manufacturing process and shipped in finished products to customers in 2002. If this occurs, the Company's cash flow in 2002 will improve by $3.0 million, as it expects to avoid the purchase and payment of an equivalent dollar amount. The Company's statement of operations will not reflect this same impact in 2002. The favorable impact to operations will be amortized over the life of the supply agreement.

   A substantial percentage of the Company's manufacturing in 2001was done by a contract manufacturer, Vtech Communications LTD ("Vtech"); the loss of Vtech's services or a material adverse change in Vtech's business or in the Company's relationship with Vtech could materially and adversely harm the Company's business.

(17)  Segment and Geographic Information

   The Company's   operations  are  classified   into  one  reportable  segment.
      Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales to North America and net sales to international locations for 1999, 2000, and 2001 were comprised as follows:

                        1999      % of Total         2000     % of Total       2001       % of Total
                        ----      ----------         ----     ----------       ----       ----------
North America    $   45,624,737       71%      $  42,566,187      72%     $  27,240,528       63%
International        18,463,647       29%         17,184,000      28%        16,469,000       37%
                     ----------       ---         ----------      ---        ----------       ---
Total            $   64,088,384      100%      $  59,750,187     100%     $  43,709,528      100%
                     ==========      ====         ==========     ====        ==========      ====

               ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(18)  Retirement Plan

   The Company established a 401(k) retirement savings plan for employees in January 1996. Under the provisions of the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Total Company contributions in 1999, 2000 and 2001 were $56,605, $55,314, and $46,749, respectively.

(19) Selected Quarterly Financial Information (in thousands, except per share data, unaudited)

      The following table sets forth selected quarterly financial for the years ended December 31, 2000 and 2001. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                  Fiscal 2000 Quarter Ending              Fiscal 2001 Quarter Ending
                              Mar. 31   June 30   Sept. 30  Dec. 31    Mar. 31  June 30  Sept.30  Dec. 31
                              -------   -------   --------  -------    -------  -------  -------  -------
Net sales                     $14,033   $13,267   $16,178   $16,272    $10,265  $10,825  $12,318  $10,301
Costs of goods sold             9,652     8,682     9,992    11,078      9,875    8,091    8,889    8,338
                               ------    ------    ------    ------     ------   ------   ------   ------
  Gross profit                  4,381     4,585     6,186     5,194        390    2,734    3,429    1,963
                               ------    ------    ------    ------     ------   ------   ------   ------
Operating expenses:
  Selling                       2,943     2,852     3,540     3,379      2,462    2,392    2,401    2,365
  General and administrative    1,346     1,454     1,601     1,827      1,635    1,505    1,433    3,367
  Research and development      1,591     1,814     1,256     1,588      1,479    1,341    1,334    1,174
                               ------    ------    ------    ------     ------   ------   ------   ------
   Total operating expenses     5,880     6,120     6,397     6,794      5,576    5,236    5,168    6,906
                               ------    ------    ------    ------     ------   ------   ------   ------

    Operating loss             (1,499)   (1,535)     (211)   (1,600)    (5,186)  (2,502)  (1,739)  (4,934)

Other income, net                 115       168       136        50        (29)    (128)      22      (24)
                                  ---       ---       ---        --         --      ---       --       --
    Loss before income taxes   (1,384)   (1,367)      (75)   (1,550)    (5,215)  (2,630)  (1,717)  (4,967)

Income tax expense (benefit)     (443)     (430)      (25)     (401)         -        -    3,800        -
                                ------    ------    ------    ------     ------   ------   ------   ------

      Net loss                $  (941)  $  (937)  $   (50)  $(1,149)   $(5,215) $(2,630) $(5,517) $(4,967)
                                ======    ======    ======    ======     ======   ======   ======   ======
Net loss per common share:

        Basic and diluted     $ (0.12)  $ (0.12)  $ (0.01)  $ (0.15)   $ (0.66) $ (0.33) $ (0.70) $ (0.63)

Weighted average common
   And common equivalent
   Shares:

        Basic and diluted       7,640     7,745     7,799     7,860      7,860    7,860    7,860    7,860


                                  EXHIBIT INDEX


        2.1 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 8, 1999, filed as Exhibit
              2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 1999 Form 10-Q"). *

        2.2 Asset Purchase Agreement Between Zoom Telephonics, Inc. and Hayes Microcomputer Products, Inc. dated March 28, 1999, filed as
              Exhibit 2.2 to the March 1999 Form 10-Q. *

        3.1 Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K). *

        3.2 By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

     **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

     **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "June 1996 Form 10-Q") * and as further amended on June 14, 2001.

       10.3 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q.*

       10.4 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

     **10.5   Letter Agreement between Zoom and an executive  officer,  filed as
              Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000. *

     **10.6   Employment Agreement, filed as Exhibit 10.9 to the 1997 Form 10-K.
              *

       10.7 Mortgage, Security Agreement and Assignment between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 Form 10-Q"). *

       10.8   Commercial   Real   Estate  Promissory   Note,  between  Zoom  and
              Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       21.    Subsidiaries. *

       23.    Consent of KPMG LLP.

    * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

   **         Compensation Plan or Arrangement.

          Exhibit 10.2. Amendment to Zoom Telephonics, Inc., 1991 Directors Stock Option Plan


                                    AMENDMENT
                                       TO
                             ZOOM TELEPHONICS, INC.
                        1991 DIRECTORS STOCK OPTION PLAN


      The following amendment to the Zoom Telephonics, Inc., 1991 Directors Stock Option Plan (the "Directors Plan") was approved by the Board of Directors of the Company on March 26, 2001, subject to the receipt of stockholder approval, which was obtained on June 14, 2001:

          1. Article 15 of the Directors Plan is amended by replacing the first sentence of Article 15 in its entirety, so that the first sentence reads in its entirety as follows:

              "The Plan shall expire on April 30, 2011 (except as to options outstanding on that date)."


          2. All other terms of the Directors Plan remain unaffected by this amendment.

                                        ZOOM TELEPHONICS, INC.


                                   By:  /s/ Frank  B. Manning
                                   --------------------------------
                                   Name:   Frank B. Manning
                                   Title:  President and Chief Executive Officer

          Exhibit 23. Report on Financial Statement Schedule and Consent of KPMG LLP


                  REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors;
Zoom Technologies, Inc.


The audits referred to in our report dated February 11, 2002, except as to Note 3 and Note 7, which are as of March 29, 2002, included the related financial statement schedule for each of the years in the three-year period ended December 31, 2001 included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements (No. 33-42834, No. 33-90930, No. 333-60565, No. 333-75575, No. 33-90191 and No.
333-47188) on Form S-8 and No. 333-38590 on Form S-3 of Zoom Technologies, Inc., of our report dated February 11, 2001, except for Note 3 and Note 7, which are as of March 29, 2002, relating to the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows and related schedule for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Zoom Technologies, Inc.



                                          KPMG LLP




Boston, Massachusetts
March 29, 2002

                                                                     Schedule II

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                      VALUATION AND QUALIFYING ACCOUNTS
                Years ending December 31, 1999, 2000 and 2001





                                Balance at       Charged                                   Balance
                                 Beginning   (Credited) to                    Amount       at end
        Description               of year        Expense        Other       written off    of year
                                  --------       -------        -----       -----------    -------
Reserve for doubtful accounts  $   805,000    $ 1,289,244 (a)$ 761,901    $ 1,897,482   $   958,663
Reserve for price protection     1,567,115        653,007            -      1,570,436       649,686
Reserve for sales returns        3,513,285      5,893,014            -      6,472,280     2,934,019
COOP advertising and other
allowances                       2,367,049      4,714,611            -      4,853,437     2,228,223
                                 ---------     ----------      -------     ----------     ---------
Year ending December 31, 1999  $ 8,252,449    $12,549,876    $ 761,901    $14,793,635   $ 6,770,591
                                 =========     ==========      =======     ==========     =========
Reserve for doubtful accounts  $   958,663    $   (43,608)           -    $   560,849   $   354,206
Reserve for price protection       649,686        235,651            -        686,588       198,749
Reserve for sales returns        2,934,019      7,532,526            -      9,401,130     1,065,415
COOP advertising and other
allowances                       2,228,223      6,566,840            -      7,285,978     1,509,085
                                 ---------      ---------      -------     ----------     ---------
Year ending December 31, 2000  $ 6,770,591    $14,291,409    $       -    $17,934,545   $ 3,127,455
                                 =========     ==========      =======     ==========     =========
Reserve for doubtful accounts  $   354,206    $   162,416            -    $   284,351   $   232,271
Reserve for price protection       198,749        943,820            -        403,456       739,113
Reserve for sales returns        1,065,415      5,628,163            -      6,013,536       680,042
COOP advertising and other
allowances                       1,509,085      4,332,751            -      4,676,813     1,165,023
                                 ---------      ---------      -------     ----------     ---------
Year ending December 31, 2001  $ 3,127,455    $11,067,150    $       -    $11,378,156   $ 2,816,449
                                 =========     ==========      =======     ==========     =========


(a) Represents allowance for doubtful accounts of Hayes Microcomputer Products, Inc. as of March 9, 1999.