Form 10-K/A
period 2001-12-31
ZOOM TECHNOLOGIES INC
filed 2002-04-16
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A
             (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-18672

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


                                                           Years Ending December 31,
                                             ----------------------------------------------------
                                             1997        1998        1999        2000        2001
                                             ----        ----        ----        ----        ----
                                                           (In thousands) except share amounts
Statement of Operations Data:
Net sales.............................    $ 63,816    $ 61,894    $ 64,088    $ 59,750    $ 43,709
Cost of goods sold....................      55,636      45,181      40,550      39,404      35,193
                                            ------      ------      ------      ------      ------
   Gross profit.......................       8,180      16,713      23,538      20,346       8,516
                                             -----      ------      ------      ------       -----
Operating expenses:
   Selling............................      11,103      11,801      13,571      12,714       9,620
   General and administrative.........       4,957       4,976       6,276       6,228       7,938
   Research and development...........       4,182       4,449       6,425       6,249       5,328
                                             -----       -----       -----       -----       -----
   Total operating expenses                 20,242      21,226      26,272      25,191      22,886
                                            ------      ------      ------      ------      ------
   Operating loss.....................     (12,062)     (4,513)     (2,734)     (4,845)    (14,370)
Other income (expense), net...........         741       1,074         737         469        (159)
                                               ---       -----         ---         ---       -----
   Loss before income taxes...........     (11,321)     (3,439)     (1,997)     (4,376)    (14,529)
Income tax expense (benefit)..........      (4,189)     (1,287)       (588)     (1,299)      3,800
                                            -------     -------       -----     -------      -----
   Net loss...........................      (7,132)     (2,152)     (1,409)     (3,077)    (18,329)
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

Valuation and Impairment of Intangible Assets. We assess the impairment of our goodwill assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recorded goodwill for two acquisitions, Tribe Computer Works, Inc. in 1996 and certain assets of Hayes Microcomputer Products, Inc. in 1998. The goodwill values for Tribe and Hayes were being amortized over 13 years and 5 years, respectively. In 2001, we determined that based on our history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to justify retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, we recorded an impairment charge of $2.3 million in 2001. As of December 31, 2001, our net goodwill asset value on our consolidated balance sheet was zero.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. This is equal to 100% of the tax benefits derived from our 2001 pre-tax losses and certain of our pre-tax losses prior to 2001. Management's decision to record the valuation allowance was based on the uncertain recoverability of the deferred tax asset balance. There is an exception for our specific tax planning strategy to sell our headquarters building in Boston. The amount of the projected tax profit from this sale has been used to support the $2.013 million deferred tax asset remaining on our balance sheet as of December 31, 2001. We believe that our accounting treatment is in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                     Years Ending December 31,
                                                 ------------------------------
                                                    1999      2000      2001
                                                    ----      ----      ----
Net sales.................................         100.0%    100.0%    100.0%
Cost of goods sold........................          63.3      65.9      80.5
                                                    ----      ----      ----
    Gross profit..........................          36.7      34.1      19.5
Operating expenses:
    Selling...............................          21.2      21.3      22.0
    General and administration............           9.8      10.4      18.2
    Research and development..............          10.0      10.5      12.2
                                                    ----      ----      ----
    Total operating expenses..............          41.0      42.2      52.4
                                                    ----      ----      ----
Operating loss............................          (4.3)     (8.1)    (32.9)
     Other income (expense), net..........           1.2        .8       (.3)
                                                     ---        --       ----
Loss before income taxes..................          (3.1)     (7.3)    (33.2)
     Income tax expense (benefit).........          (0.9)     (2.2)      8.7
                                                    -----     -----      ---
Net loss..................................          (2.2)%    (5.1)%   (41.9)%
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

Gross Profit. Our gross profit was $8.5 million in 2001 compared to $20.3 million in 2000. Our gross profit as a percentage of net sales decreased to 19.5% in 2001 from 34.0% in 2000. The primary reason for this decline of 14.6 percentage points was $4.6 million of obsolescence and inventory revaluation expenses in 2001 compared to $.3 million in similar types of expenses in 2000. The major portion of the $4.6 million expense was for "lower of cost or market" write-downs of broadband inventory. The inventories in question were purchased in 2000. Excluding the $4.6 million and $.3 million of inventory obsolescence and revaluation in 2001 and 2000, respectively, our gross profit as a percentage of net sales in 2001 was 30.0% compared to 34.6% in 2000. This year-over-year
4.6 percentage points drop was primarily due to a production volume decrease, which resulted in higher fixed manufacturing costs per unit shipped, and the 10% average selling price decline for dial-up modems.

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

General and Administrative Expenses. General and administrative expenses increased $1.7 million to $7.9 million in 2001 from $6.2 million in 2000. The year-over-year increase resulted from a $2.3 million write-off of all of our positive goodwill assets discussed above under the caption "Critical Accounting Policies". Excluding the goodwill asset write-offs, general and administrative expenses decreased $.5 million, or 10%, to $5.6 million in 2001 from $6.2 million in 2000, or to 13.0% from 10.3% as a percentage of net sales, respectively. The $.5 million reduction of general and administrative expenses resulted primarily from reductions in personnel and related expenses, partially offset by increased legal expense and filing expenses associated with our recent change of our jurisdiction of incorporation from Canada to the United States. Staff reductions occurred throughout the year.

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

Other income (expense). Other income (expense), net changed from income of $.47 million in 2000 to a loss of $.16 million in 2001. Included in other income
(loss) are interest income (expense), other income and non-interest income, and equity losses of an affiliate.

o Interest Income. Interest income decreased to $.20 million in 2001 from $.45 million in 2000. The decrease was the result of our lower earned interest rate and lower average invested cash balance during 2001 compared to 2000. The average interest rate earned in 2001 was approximately 250 basis points lower in 2001 than in 2000.
o Interest expense. Interest expense increased to $.45 million in 2001 from $0 in 2000. The interest expense increase is due to the interest payments for the $6.0 million mortgage taken out in January 2001 on our headquarters building.
o Equity in losses of affiliate. Our affiliate equity losses were $.15 million in 2001 compared to $.22 million in 2000. Our investment balance in the affiliate has been reduced to $.06 million at December 31, 2001.
o Other Income, Net. Other income and non-interest income remained constant at $.24 million in 2001 and 2000. Activity in this account includes other income of $.12 million for an unexpected recovery of funds in a dispute. There was slightly lower rental income in 2001 compared to 2000.

Income Tax Expense (Benefit). We did not record any net tax benefit to offset our $14.5 million pre-tax loss in 2001. In addition, we recorded a $3.8 million income tax charge to increase our valuation allowance against our net deferred tax asset due to our operating results, both recent and projected, and the lower market value of our real estate. This accounting treatment is described in further detail under the caption "Critical Accounting Policies" above and in footnote 12 to the audited consolidated financial statements.

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

In 2001, our net cash used in operating activities was $2.6 million. Uses of cash were our operating loss of $18.3 million, a decrease of accounts payable and accrued expenses of $5.2 million, and an increase in prepaid expenses of $.3 million. Sources of cash included a decrease of inventory of $10.8 million (see below), a decrease in accounts receivable of $2.3 million, and the following 2001 non-cash expenses: an impairment of deferred tax assets of $3.8 million, an impairment of goodwill of $2.3 million, depreciation and amortization of $1.8 million, and other non-cash expenses of $.2 million.

Our significant inventory reduction of $10.8 million included a non-cash write-down of $4.6 million related to the write-down to the lower of cost or market and the recording of excess and obsolescence reserves, reduced inventories needed to support our lower sales level in 2001, an operational improvement in dial-up modem inventory turnover, and to a lesser extent, the usage of excess broadband and wireless inventories that were largely purchased in 2000. The excess inventories were purchased in 2000 to support an aggressive production plan for new broadband cable and ADSL modem products and wireless networking products. The production plan was a key element of our overall plan to aggressively enter the broadband modem and wireless networking markets. In 2000, these markets were widely forecasted to begin dramatic growth in 2001, which was expected to continue throughout the decade. The market expansion in 2001 was more modest than expected and, partly as a result, we were not as successful as we had planned. At December 31, 2001, after the consumption of some of the excess inventory in 2001, the write-down for lower of cost or market valuation, and the recording of excess and obsolescence reserves, the remaining carrying value of the excess broadband and wireless inventories was $4.1 million.

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

During fiscal 2000, in anticipation of future sales of our recently introduced broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. Since that time, most of these component shortages have been alleviated. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.9 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the writedown of some of our inventory by $4.6 million. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire or other casualty.

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

Our international sales accounted for approximately 29% of our revenues in fiscal 1999, 29% in fiscal 2000 and 38% in fiscal 2001. The revenues we received from international sales were significantly impacted by our Hayes European operation, which we began operating in March 1999. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE
                                                                            Page
Index to Consolidated Financial Statements                                   36
Independent Auditors' Report                                                 37
Consolidated Balance Sheets as of December 31, 2000 and 2001                 38
Consolidated Statements of Operations for the years ending December 31,      39
1999, 2000 and 2001
Consolidated Statements of  Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 1999, 2000 and                             40
2001
Consolidated Statements of Cash Flows for the years ending December 31,      41
1999, 2000 and 2001
Notes to Consolidated Financial Statements                                 42-57
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years Ending
December 31, 1999, 2000 and 2001                                             60

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

     **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

     **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "June 1996 Form 10-Q") and as further amended on June 14, 2001, filed as Exhibit
              10.2 to the Annual Report on Form 10-K for the fiscal year ending December 31, 2001. *

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


                                         ZOOM TELEPHONICS, INC.
                                         (Registrant)


                                         By:  /s/ Robert A. Crist
                                            ----------------------------
                                            Robert A. Crist, V.P of Finance
                                                and Chief Financial Officer

Date:  April 12, 2002

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                            Page

Independent Auditors' Report                                                37
Consolidated Balance Sheets as of December 31, 2000 and 2001                38
Consolidated Statements of Operations for the years ending December 31,     39
1999, 2000 and 2001
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 1999, 2000 and 2001                       40
Consolidated Statements of Cash Flows for the years ending December 31,     41
1999, 2000 and 2001
Notes to Consolidated Financial Statements                                 42-57
Schedule II:  Valuation and Qualifying Accounts for Fiscal Years Ending
December 31, 1999, 2000 and 2001                                            60

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




                                                   KPMG LLP



Boston, Massachusetts
February 11, 2002, except as to Note 3 and Note 7
  which are as of March 29, 2002

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                         ----------------------------------
    Assets                                                     2000                 2001
    ------                                                     ----                 ----
Current assets:
   Cash and cash equivalents                             $   2,906,270        $   5,252,058
   Accounts receivable, net of reserves for doubtful
      accounts, returns, and allowances of $3,127,455
      in 2000 and $2,816,449 in 2001 (note 13)               7,923,967            5,652,035
   Inventories, net (note 5)                                21,896,883           11,083,143
   Prepaid expenses and other current assets                   678,271              999,662
                                                            ----------           ----------
             Total current assets                           33,405,391           22,986,898

Property, plant and equipment, net (note 6)                  4,580,634            4,128,916
Goodwill, net of accumulated amortization of
  $1,827,459 in 2000 (note 8)                                3,076,224                    -
Net deferred tax assets (note 12)                            5,812,844            2,012,844
Other assets                                                    84,902               56,666
                                                            ----------           ----------
              Total assets                               $  46,959,995        $  29,185,324
                                                            ==========           ==========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                     $   7,428,832        $   2,750,174
    Accrued expenses                                         2,414,917            1,879,566
    Current Portion of long term debt (note 10)                      -              139,201
                                                            ----------           ----------
             Total current liabilities                       9,843,749            4,768,941

Long-term debt, less current portion (note 10)                       -            5,745,368
Other non-current liabilities (note 8)                         368,800              255,287
                                                            ----------           ----------
              Total liabilities                             10,212,549           10,769,596
                                                            ----------           ----------

Stockholders' equity (note 11):
  Common stock, no par value. Authorized 25,000,000
    shares; issued and outstanding 7,860,866 shares
    at December 31, 2000 and 2001                           28,145,375           28,245,215
  Retained earnings (accumulated deficit)                    8,694,230           (9,634,692)
  Accumulated other comprehensive loss                         (92,159)            (194,795)
                                                            ----------           ----------
             Total stockholders' equity                     36,747,446           18,415,728
                                                            ----------           ----------

             Total liabilities and stockholders'
               equity                                   $   46,959,995        $  29,185,324
                                                            ==========           ==========

See accompanying notes to consolidated financial statements.

                            ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years Ending December 31, 1999, 2000 and 2001

                                                                1999            2000            2001
                                                        ------------    ------------    ------------

Net sales (notes 4, 13 and 17) ..............           $ 64,088,384    $ 59,750,187    $ 43,709,528
Cost of goods sold (note 5) .................             40,549,909      39,404,320      35,193,449
                                                        ------------    ------------    ------------
                     Gross profit ...........             23,538,475      20,345,867       8,516,079
                                                        ------------    ------------    ------------

Operating expenses:
        Selling .............................             13,571,083      12,713,756       9,619,549
        General and administrative (note 8)..              6,275,827       6,228,317       7,938,175
        Research and development ............              6,425,584       6,249,092       5,327,968
                                                        ------------    ------------    ------------
                     Total operating expenses             26,272,494      25,191,165      22,885,692
                                                        ------------    ------------    ------------

                     Operating loss .........             (2,734,019)     (4,845,298)    (14,369,613)
                                                        ------------    ------------    ------------
Other income (expense):
        Interest income .....................                546,329         447,148         198,805
        Interest expense.....................                      -               -        (454,708)
        Equity in losses of affiliate .......                (24,000)       (215,834)       (145,165)
        Other, net ..........................                214,999         237,820         241,759
                                                        ------------    ------------    ------------
                     Total other income (expense), net       737,328         469,134        (159,309)
                                                        ------------    ------------    ------------

                     Loss before income taxes             (1,996,691)     (4,376,164)    (14,528,922)

Income tax expense (benefit)(note 12) .......               (587,935)     (1,298,916)      3,800,000
                                                        ------------    ------------    ------------

                     Net loss ...............           $ (1,408,756)   $ (3,077,248)   $(18,328,922)
                                                        ============    ============    ============

Net loss per share (note 2):
        Basic and diluted....................           $       (.19)   $       (.40)   $      (2.33)
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

                             ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                        COMPREHENSIVE LOSS

                                                                     Retained     Accumulated
                                                                     Earnings        Other         Total
                                               Common Stock       (accumulated   Comprehensive  Stockholders'
                                            Shares       Amount      deficit)        Loss          Equity
                                            ------      --------     --------    -------------  ------------
Balance at December 31, 1998 ..........    7,474,871   25,190,579   13,180,234        54,554    38,425,367


Net loss ..............................            -            -   (1,408,756)            -    (1,408,756)
Foreign currency translation
adjustment ............................            -            -            -       (11,318)      (11,318)
Unrealized holding (loss) on
investments ...........................            -            -            -       (80,862)      (80,862)
Comprehensive loss ....................                                                         (1,500,936)
Exercise of stock options (note 11)....       85,425      487,330            -             -       487,330
Tax effect of exercises of nonqualified
stock options (notes 11 and 12) .......            -      102,322            -             -       102,322
                                           ---------   ----------   ----------     ---------    ----------
Balance at December 31, 1999 ..........    7,560,296   25,780,231   11,771,478       (37,626)   37,514,083

Net loss ..............................            -            -   (3,077,248)            -    (3,077,248)
Foreign currency translation
adjustment ............................            -            -            -       (80,788)      (80,788)
Unrealized holding gain on
investments ...........................            -            -            -        26,255        26,255
Comprehensive loss ....................                                                         (3,131,781)
Exercise of stock options (note 11)....      300,570    1,822,722            -             -     1,822,722
Compensation expense related to
issuance of restricted stock ..........            -       52,577            -             -        52,577
Tax effect of exercises of nonqualified
stock options (notes 11 and 12) .......            -      489,845            -             -       489,845
                                           ---------   ----------   ----------     ---------    ----------
Balance at December 31, 2000 ..........    7,860,866 $ 28,145,375 $  8,694,230  $    (92,159) $ 36,747,446

Net loss ..............................            -            -   (18,328,922)           -   (18,328,922)
Foreign currency translation
adjustment ............................            -            -            -      (102,689)     (102,689)
Unrealized holding gain on
investments ...........................            -            -            -            53            53
Comprehensive loss ....................                                                        (18,431,558)
Compensation expense related to
issuance of restricted stock .........             -       99,840            -             -        99,840
                                           ---------   ----------   ----------     ---------    ----------
Balance at December 31, 2001 ..........    7,860,866 $ 28,245,215 $ (9,634,692)  $  (194,795) $ 18,415,728
                                          ==========  ===========   ==========     =========   ===========

See accompanying notes to consolidated financial statements.

                           ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ending December 31, 1999, 2000 and 2001

                                                               1999             2000             2001
                                                               ----             ----             ----

Cash flows from operating activities:
       Net loss                                            $(1,408,756)     $(3,077,248)    $(18,328,922)

       Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation and amortization                   1,318,450        1,613,276        1,769,608
             Impairment of goodwill                                  -                -        2,294,881
             Amortization of unearned compensation
               expense                                               -           52,577           99,840
             Equity in losses of affiliate                      24,000          215,834          145,165
             Net deferred income taxes                        (742,737)      (1,843,874)       3,800,000
             Tax benefit from exercise of
             nonqualified stock options                        102,322          489,845                -
             Changes in operating assets and liabilities,
                 net of acquisitions
               Accounts receivable                             811,283       (2,514,401)       2,271,932
               Inventories                                  (1,978,308)      (7,593,276)      10,813,740
               Prepaid expenses and other
                 current assets                                 56,315         (106,651)        (296,655)
               Refundable income taxes                          63,378                -                -
               Accounts payable and accrued
                 expenses                                     (911,873)       4,766,116       (5,214,009)
                                                             ----------       ---------       -----------
                     Net cash used in
                       operating activities                 (2,665,926)      (7,997,802)      (2,644,420)
                                                            -----------      -----------      -----------

Cash flows from investing activities:
       Cash paid for the acquisition, net of
         cash acquired                                      (4,912,258)               -                -
       Sales of investment securities, net                  10,259,116        3,215,329               53
       Investment in affiliates                               (300,000)               -         (141,665)
       Purchases of licenses                                   (40,000)               -                -
       Purchases of property, plant and equipment             (912,400)      (1,324,268)        (650,060)
                                                            ----------       ----------       ----------
                           Net cash provided by (used in)
                             investing activities            4,094,458        1,891,061         (791,672)
                                                            ----------       ----------        ----------
Cash flows from financing activities:
       Proceeds from the issuance of long-term debt                  -                -        6,000,000
       Repayment of long-term debt                                   -                -         (115,431)
       Exercise of nonqualified stock options                  487,330        1,875,299                -
                                                            ----------       ----------       ----------
                           Net cash provided by
                             financing activities              487,330        1,875,299        5,884,569
                                                            ----------       ----------       ----------

Effect of exchange rate changes on cash                       ( 21,941)         (80,788)        (102,689)
                                                            ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents        1,893,921       (4,312,230)        2,345,788
                                                            ----------       ----------       ----------

Cash and cash equivalents at beginning of year              5,324,579        7,218,500         2,906,270
                                                            ----------       ----------       ----------

Cash and cash equivalents at end of year                   $ 7,218,500      $ 2,906,270      $ 5,252,058
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

                                           1999            2000            2001
                                           ----            ----            ----

Basic weighted
   average shares outstanding         7,482,586       7,756,815       7,860,866
Net effect of dilutive potential
   common shares outstanding, based
   on the treasury stock method               -               -               -
                                      ---------       ---------       ---------
Diluted weighted
   average shares outstanding         7,482,586       7,756,815       7,860,866
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

   Trends including the bundling, by PC manufacturers, of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through our sales channels. Because of this, our dial-up modem sales are unlikely to grow unless the Company's market share grows, or the new V.92 and V.44 modem standards grow sales through the Company's channels. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem, networking, and dialer markets.

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

                                                                      Weighted average
                                              Number of shares         exercise price

        Balance at December 31, 1998            1,130,002                $   7.27

          Granted                                  65,000                    4.33
          Exercised                               (80,775)                   5.80
          Expired                                 (82,760)                   7.06
                                                ---------                    ----
        Balance at December 31, 1999            1,031,467                $   7.21

          Granted                                 377,000                    7.43
          Exercised                              (196,181)                   7.09
          Expired                                (254,675)                  10.67
                                                  -------                   -----
        Balance at December 31, 2000              957,611                $   6.40

          Granted                                 631,000                    2.77
          Exercised                                     -                       -
          Expired                                (550,611)                   5.85
                                                 --------                    ----
        Balance at December 31, 2001            1,038,000                 $  4.48
                                                =========                    ====


      The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2001:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 1.75 to $ 3.50         380,000            2.60               $ 2.20                  -           $    -
  3.50 to   5.25         296,000            1.80                 3.74             45,000             4.35
  5.25 to   7.00         100,000            1.50                 6.36             50,000             6.36
  7.00 to   8.75         262,000            1.10                 7.90            131,000             7.90
----------------         -------            ----                 ----            -------             ----
$ 1.75 to $ 8.75       1,038,000            1.90 years         $ 4.48            226,000           $ 6.86
================       =========            ==========         ======            =======           ======


   The Company recognized a tax benefit of $489,845 and $102,322 in 2000 and 1999, respectively, upon the exercise of nonqualified stock options under the Employee Stock Option Plan. These benefits have been recorded as an increase to the value of common stock.

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

                                                                         Weighted average
                                              Number of shares            exercise price

        Balance at December 31, 1998               27,650                   $   4.13

          Granted                                 338,350                       4.26
          Exercised                                (4,650)                      4.13
          Expired                                 (33,300)                      4.25
                                                  --------                      ----
        Balance at December 31, 1999              328,050                   $   4.25

          Granted                                 514,650                       6.36
          Exercised                               (42,050)                      4.27
          Expired                                (150,275)                      5.01
                                                  --------                      ----
        Balance at December 31, 2000              650,375                   $   5.74

          Granted                                 248,825                       2.45
          Exercised                                     -                          -
          Expired                                (199,300)                      5.82
                                                 --------                       ----
        Balance at December 31, 2001              699,900                   $   4.55
                                                  =======                       ====

The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2001:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 1.13 to $ 1.75       34,500               2.80               $ 1.18                 -           $    -
  1.75 to   3.50      231,250               2.30                 2.73            24,337             3.31
  3.50 to   5.25      154,025               0.60                 4.21           142,025             4.26
  5.25 to   7.00      198,625               1.40                 5.83           101,500             5.82
  7.00 to   8.75       54,000               1.10                 7.97            28,750             7.97
  8.75 to  10.50       27,500               0.90                10.00            17,500            10.00
----------------      -------               ----                -----            ------            -----
$ 1.13 to $10.50      699,900               1.6 years          $ 4.55           314,112           $ 5.35
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

(12)  Income Taxes

      The provision for income taxes consists of the following:

                                                Current              Deferred                Total
        Year ending December 31, 1999:
          US federal                          $    63,699         $    (532,146)       $    (468,447)
          State and local                          (6,571)             (112,917)            (119,488)
                                                   -------             ---------            ---------
                                              $    57,128         $    (645,063)       $    (587,935)
                                                   ======              =========            =========
        Year ending December 31, 2000:
          US federal                          $    48,160         $  (1,539,591)       $  (1,491,431)
          State and local                               -               192,515              192,515
                                                  -------            -----------          -----------
                                              $    48,160         $  (1,347,076)       $  (1,298,916)
                                                   ======            ===========          ===========
        Year ending December 31, 2001:
          US federal                          $         -         $   3,337,900        $   3,337,900
          State and local                               -               462,100              462,100
                                                 ---------           -----------          -----------
                                              $         -         $   3,800,000        $   3,800,000
                                                 =========           ===========          ===========

      Income tax expense  (benefit) was ($587,935),  ($1,298,916) and $3,800,000 for the years ending December 31, 1999, 2000 and 2001, respectively, and differed from the amounts as computed by applying the US statutory tax rate of 34% to pretax loss as a result of the following:

                                                                        1999             2000             2001
                                                                        ----             ----             ----
        Computed "expected" US tax benefit                         $ (678,980)     $ (1,487,896)     $ (4,939,834)
        Increase (reduction) in income taxes resulting from:
          State and local income taxes, net of federal
            income tax benefit                                        (78,862)          127,061           304,986
          Increase in valuation allowance                                   -                 -         8,427,351
          Other, net                                                  169,907            61,919             7,497
                                                                     --------           -------            ------
                                                                    $(587,935)     $ (1,298,916)     $  3,800,000
                                                                    ==========       ===========        =========

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
                                                                     ===========       =========       ===========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999, 2000, and 2001 are presented below:

                                                                        1999             2000             2001
                                                                        ----             ----             ----
        Deferred tax assets:
        Inventories, primarily
          non-deductible reserves                                  $ 1,832,101       $ 1,830,940     $ 2,862,364
        Accounts receivable,
          primarily returns and allowances                             645,517           534,204         497,510
        Accrued expenses, principally provisions
          not currently deductible                                     367,761           392,011         345,249
        Net operating loss carryforwards and
          credits                                                    1,542,861         3,697,196       8,307,793
        Other                                                          350,846           525,493       1,224,952
                                                                       -------           -------       ---------
        Total gross deferred tax assets                              4,739,086         6,979,844      13,237,868
                                                                     ---------         ---------      ----------
        Less valuation allowance                                      (770,116)       (1,167,000)    (11,225,024)
                                                                     ---------        -----------    ------------
        Net deferred tax assets                                    $ 3,968,970        $ 5,812,844    $ 2,012,844
                                                                     =========          =========      =========

   On December 31, 2001  the  Company  has federal and state net operating  loss carryforwards of approximately $17,720,517 and $29,656,069, respectively. These federal and state net operating losses are available to offset future taxable income, and are due to expire beginning 2018 and 2002, respectively. The Company recorded a deferred tax asset valuation allowance against a portion of the deferred tax assets that management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income or gains from the sale or certain real estate. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

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

(16)  Dependence on Key Suppliers and Contract Manufacturers

   The Company  produces   its   products  using   components  or  subassemblies
      purchased from third-party suppliers. An important factor in the Company's liquidity is the receipt and use of "no-charge components". The Company has entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company is committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. The Company is also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of a certain type of component from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, the Company is entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components, and other pricing concessions based upon the Company's purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. At December 31, 2001, the gross inventory value of $1.2 million was offset by a $1.2 million profit reserve in inventory, yielding a net inventory value of zero. The Company received an additional $1.8 million of no-charge components in the first quarter of 2002. The Company expects that the $3.0 million total market value of "no charge" components will be consumed in its manufacturing process and shipped in finished products to customers in 2002. If this occurs, the Company's cash flow in 2002 will improve by $3.0 million, as it expects to avoid the purchase and payment of an equivalent dollar amount. The Company's statement of operations will not reflect this same impact in 2002. The favorable impact to operations will be amortized over the life of the supply agreement.

   A substantial percentage of the Company's manufacturing in 2001 was done by a contract manufacturer, Vtech Communications LTD ("Vtech"); the loss of Vtech's services or a material adverse change in Vtech's business or in the Company's relationship with Vtech could materially and adversely harm the Company's business.

(17)  Segment and Geographic Information

   The Company's   operations  are  classified   into  one  reportable  segment.
      Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales to North America and net sales to international locations for 1999, 2000, and 2001 were comprised as follows:

                        1999      % of Total         2000     % of Total       2001       % of Total
                        ----      ----------         ----     ----------       ----       ----------
North America    $   45,624,737       71%      $  42,566,187      71%     $  27,240,528       62%
International        18,463,647       29%         17,184,000      29%        16,469,000       38%
                     ----------       ---         ----------      ---        ----------       ---
Total            $   64,088,384      100%      $  59,750,187     100%     $  43,709,528      100%
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

                                  Fiscal 2000 Quarter Ending              Fiscal 2001 Quarter Ending
                              Mar. 31   June 30   Sept. 30  Dec. 31    Mar. 31  June 30  Sept.30  Dec. 31
                              -------   -------   --------  -------    -------  -------  -------  -------
Net sales                     $14,033   $13,267   $16,178   $16,272    $10,265  $10,825  $12,318  $10,301
Costs of goods sold             9,652     8,682     9,992    11,078      9,875    8,091    8,889    8,338
                               ------    ------    ------    ------     ------   ------   ------   ------
  Gross profit                  4,381     4,585     6,186     5,194        390    2,734    3,429    1,963
                               ------    ------    ------    ------     ------   ------   ------   ------
Operating expenses:
  Selling                       2,943     2,852     3,540     3,379      2,462    2,392    2,401    2,365
  General and administrative    1,346     1,454     1,601     1,827      1,635    1,503    1,433    3,367
  Research and development      1,591     1,814     1,256     1,588      1,479    1,341    1,334    1,174
                               ------    ------    ------    ------     ------   ------   ------   ------
   Total operating expenses     5,880     6,120     6,397     6,794      5,576    5,236    5,168    6,906
                               ------    ------    ------    ------     ------   ------   ------   ------

    Operating loss             (1,499)   (1,535)     (211)   (1,600)    (5,186)  (2,502)  (1,739)  (4,943)

Other income (expense), net       115       168       136        50        (29)    (128)      22      (24)
                                  ---       ---       ---        --         --      ---       --       --
    Loss before income taxes   (1,384)   (1,367)      (75)   (1,550)    (5,215)  (2,630)  (1,717)  (4,967)

Income tax expense (benefit)     (443)     (430)      (25)     (401)         -        -    3,800        -
                                ------    ------    ------    ------     ------   ------   ------   ------

      Net loss                $  (941)  $  (937)  $   (50)  $(1,149)   $(5,215) $(2,630) $(5,517) $(4,967)
                                ======    ======    ======    ======     ======   ======   ======   ======
Net loss per common share:

        Basic and diluted     $ (0.12)  $ (0.12)  $ (0.01)  $ (0.15)   $ (0.66) $ (0.33) $ (0.70) $ (0.63)

Weighted average common
   And common equivalent
   Shares:

        Basic and diluted       7,640     7,745     7,799     7,860      7,860    7,860    7,860    7,860


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

     **10.1 1990 Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

     **10.2 1991 Director Stock Option Plan, as amended, of Zoom Telephonics, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "June 1996 Form 10-Q") and as further amended on June 14, 2001, filed as Exhibit
              10.2 to the Annual Report on Form 10-K for the fiscal year ending December 31, 2001. *

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

We consent to incorporation by reference in the registration statements (No. 33-42834, No. 33-90930, No. 333-60565, No. 333-75575, No. 33-90191 and No.
333-47188) on Form S-8 and No. 333-38590 on Form S-3 of Zoom Technologies, Inc., of our report dated February 11, 2002, except for Note 3 and Note 7, which are as of March 29, 2002, relating to the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows and related schedule for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Zoom Technologies, Inc.



                                          KPMG LLP




Boston, Massachusetts
April 16, 2002

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