Form 10-Q
period 2002-03-31
ZOOM TECHNOLOGIES INC
filed 2002-05-14
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 0-18672


                             ZOOM TECHNOLOGIES, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                         04-2621506
            --------                                         ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


207 South Street, Boston, Massachusetts                         02111
---------------------------------------                         -----
(Address of Principal Executive Offices in the U.S.)          (Zip Code)

Registrant's Telephone Number, Including Area Code:      (617) 423-1072
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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, Par Value, as of May 10, 2002 was 7,860,866 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX




Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of March 31, 2002
                      and December 31, 2001                                 3

               Consolidated Statements of Operations for the Three
                      Months Ending March 31, 2002 and 2001                 4

               Consolidated Statements of Cash Flows for the Three
                      Months Ending March 31, 2002 and 2001                 5

               Notes to Consolidated Financial Statements                 6 - 9

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10 - 22

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                               22 - 23


Part II. Other Information

  Item 4.      Submission of Matters to a Vote of Security Holders          23

  Item 6.      Exhibits and Reports on Form 8-K                             24

               Signatures                                                   25

PART I - FINANCIAL INFORMATION

                                 ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      Consolidated Balance Sheets

                                                                March 31, 2002      December 31, 2001
                                                                  (Unaudited)            (Audited)
                                                                -------------------------------------

   Assets

Current assets:
    Cash                                                        $   7,139,232        $   5,252,058
    Accounts receivable, net of  reserves for doubtful
       accounts, returns, and allowances of  $2,086,282 at
       March 31, 2002 and $2,816,449 at December 31, 2001           5,040,767            5,652,035
    Inventories, net                                                8,008,806           11,083,143
    Prepaid expenses and other current assets                       1,066,197              999,662
                                                                   ----------           ----------
             Total current assets                                  22,986,898           21,255,002

    Property, plant and equipment, net                              3,908,375            4,128,916
    Net deferred tax assets                                                 -            2,012,844
    Other assets                                                       26,666               56,666
                                                                   ----------           ----------
             Total assets                                       $  25,190,043        $  29,185,324
                                                                   ==========           ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            $   2,985,575        $   2,750,174
    Accrued expenses                                                1,879,566            1,474,755
    Current portion of long-term debt                                 192,289              139,201
                                                                    ---------            ---------
             Total current liabilities                              4,768,941            4,652,619

 Long-term debt                                                     5,653,567            5,745,368
 Other non-current liabilities                                              -              255,287
                                                                   ----------           ----------
             Total liabilities                                     10,306,186           10,769,596
                                                                   ----------           ----------
Stockholders' equity:
  Common stock, par value.  Authorized 25,000,000 shares;
    issued and outstanding 7,860,866 shares at March 31, 2002
    and at December 31, 2001                                       28,245,215           28,245,215
  Retained earnings (accumulated deficit)                         (13,126,260)          (9,634,692)
  Accumulated other comprehensive gain (loss)                        (235,098)            (194,795)
                                                                   ----------           ----------
             Total stockholders' equity                            14,883,857           18,415,728

             Total liabilities and stockholders' equity         $  25,190,043        $  29,185,324
                                                                   ==========           ==========

See accompanying notes to consolidated financial statements.

                                 ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                                         Three Months Ending
                                                                               March 31,
                                                                     2002                  2001
                                                                -----------------------------------

     Net sales                                                  $   8,973,517         $  10,026,687
     Costs of goods sold                                            7,197,220             9,874,715
                                                                    ---------            ----------
        Gross profit                                                1,776,297               151,972

     Operating expenses:
        Selling                                                     1,663,345             2,223,192
        General and administrative                                    882,869             1,635,545
        Research and development                                      999,090             1,479,092
                                                                    ---------             ---------
        Total operating expenses                                    3,545,304             5,337,829
                                                                    ---------             ---------
        Operating income (loss)                                    (1,769,007)           (5,185,857)

     Other income (expense):
            Interest income                                            31,529                77,395
            Interest (expense)                                        (88,376)             (100,698)
            Equity in losses of affiliate                             (30,000)              (69,714)
            Other, net                                                121,843                64,239
                                                                     --------              --------
        Total other income (expense), net                              34,996               (28,778)
                                                                     --------              --------
        Income (loss) before income
          tax expense and extraordinary item                       (1,734,011)           (5,214,635)

     Income tax expense (benefit)                                   2,012,844                     -
                                                                    ---------             ---------
        Income (loss) before extraordinary item                    (3,746,855)           (5,214,635)

     Extraordinary gain on elimination of negative goodwill           255,287                     -

        Net income (loss)                                       $  (3,491,568)        $  (5,214,635)
                                                                   ===========           ===========
     Earnings (loss) per common share before
       extraordinary item (basic and diluted)                   $       (0.47)        $       (0.66)
                                                                   ===========           ===========
     Extraordinary gain on elimination of negative
       goodwill (basic and diluted)                                    $ 0.03         $           -
                                                                   ===========           ===========
     Earnings (loss) per common share
         (basic and diluted)                                    $       (0.44)        $       (0.66)
                                                                   ===========           ===========
     Weighted average common and common
          equivalent shares (basic and diluted)                     7,860,866             7,860,866
                                                                   ===========           ===========

     See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                        Three Months Ending
                                                                               March 31,
                                                                     2002                  2001
                                                                -----------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $  (3,491,568)       $  (5,214,635)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used) in operating activities:
      Extraordinary (gain) loss on elimination of negative
        goodwill                                                     (255,287)                   -
      Depreciation and amortization                                   233,527              409,210
      Amortization of restricted stock                                      -               24,960
      Write-off of net deferred tax assets                          2,012,844                    -
      Equity in losses of affiliate                                    30,000               69,714
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      611,269            2,185,156
        Inventories, net                                            3,074,336            4,624,523
        Prepaid expenses and other assets                             (66,534)            (434,683)
        Accounts payable and accrued expenses                        (169,410)          (4,977,788)
                                                                    ----------          -----------
           Net cash provided by (used in) operating activities      1,979,177           (3,313,543)
                                                                    ----------          -----------
Cash flows from investing activities:
    Sale of investment securities                                           -                   53
    Investment in affiliate                                                 -              (74,999)
    Additions to property, plant and equipment                        (12,986)            (269,804)
                                                                    ----------           ----------
           Net cash provided by (used in) investing activities        (12,986)            (344,750)
                                                                    ----------           ----------
Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                            -            6,000,000
    Principal payments on long-term debt                              (38,714)             (23,695)
                                                                    ----------           ----------
           Net cash provided by (used in) financing activities        (38,714)           5,976,305
                                                                    ----------           ----------

Effect of exchange rate changes on cash                               (40,303)            (148,780)

Net increase (decrease) in cash                                     1,887,174            2,169,232

Cash beginning of period                                            5,252,058            2,906,270
                                                                -------------        -------------
Cash end of period                                              $   7,139,232        $   5,075,502
                                                                =============        =============
Supplemental disclosures of cash flow information:

    Cash paid during the year for:
    Interest                                                    $      88,376        $      74,893
                                                                =============        =============
    Income taxes                                                $           -        $           -
                                                                =============        =============

   See accompanying notes to consolidated financial statements.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)     Basis of Presentation

     The consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ending December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

     The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ending March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ending March 31, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

(2)      Liquidity

     For the past three years, the Company has incurred negative cash flows from operations. In 2001, the Company's net cash used in operating activities was $2.6 million and net cash used in investing activities was $.8 million. In 2001, the Company obtained a mortgage on its corporate headquarters, which provided financing of $6 million. On December 31, 2001, Zoom had cash of approximately $5.3 million. On March 31, 2002, Zoom had cash of approximately $7.1 million. Currently, the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is operating performance improvement.

     To conserve cash and manage its liquidity, the Company has implemented expense reductions throughout 2001 and in the first quarter of 2002. The employee headcount was 313 at December 31, 2000, and since then has been reduced to 198 at March 31, 2002. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2002, and may make further reductions if these actions are deemed necessary.

     In addition to expense reductions, the Company's liquidity in 2002 is expected to be enhanced by the utilization of approximately $3 million of "no charge" components, as a result of supply agreements entered in 2001. Under these arrangements, the Company is committed to purchase at least $8 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. The utilization of "no-charge" components is expected to supplement the Company's cash flow in 2002, as it will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. Management believes that in the first quarter of 2002, the Company had a favorable impact to its cash flow from this arrangement of approximately $1.0 million. The favorable impact to the Company's statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement.

     In 2000, the Company made a significant investment to build up its broadband access products, particularly cable modems. However, the Company was not able to penetrate the broadband modem and wireless local area network markets to the extent it had expected. This resulted in the write down of the inventory values by approximately $4.6 million in 2001 and $.2 million in the first quarter of 2002. On December 31, 2001 the Company had $4.1 million net inventory in excess broadband and wireless products and components. This inventory was paid for in 2000 and 2001. Sales of products in 2002 using any portion of this inventory is expected to enhance the Company's liquidity in 2002, as the Company will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. The Company is currently selling cable modems and wireless products that consume a portion of this inventory and is aggressively pursuing additional orders in markets worldwide. Of the $4.1 million net broadband and wireless inventory on hand on December 31, 2001, the Company's remaining balance on March 31, 2002 was $2.9 million.

     Additionally, during the past several years, the Company has experienced a declining demand for its dial-up modem products. Trends including the bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows, or the new V.92 and
V.44 modem standards grow sales through the Company's channels. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem, networking, and dialer markets.

     The Company's cash position at December 31, 2001 was $5.3 million and at March 31, 2002 was $7.1 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve the Company's intended business objectives could be adversely affected.

(3)       Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                                   Three Months Ending
                                                         March 31,
                                                   2002           2001
                                                -----------   -----------
      Basic:
         Net income (loss)                     $(3,491,568)  $(5,214,635)

      Weighted average shares outstanding        7,860,866     7,860,866
                                                 ---------     ---------
         Net income (loss) per share           $      (.44)  $      (.66)

      Diluted:
         Net income (loss)                     $(3,491,568)  $(5,214,635)

      Weighted average shares outstanding        7,860,866     7,860,866

      Net effect of dilutive stock options
         based on the treasury stock method
         using average market price                      -             -

      Weighted average shares outstanding        7,860,866     7,860,866
                                                 ---------     ---------
         Net income (loss) per share           $      (.44)  $      (.66)

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 2,008 and 5,644 shares of common stock at March 31, 2002 and 2001, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(4)      Inventories

           Inventories consist of the following:   March 31, 2002       December 31, 2001
                                                   ---------------      -----------------
           Raw materials                            $   4,569,297         $  6,276,480
           Work in process                              1,496,810              462,389
           Finished goods                               1,942,699            4,344,274
                                                        ---------            ---------
                                                    $   8,008,806         $ 11,083,143
                                                        =========           ==========

     During the quarter ending March 31, 2002 the Company recorded lower of cost or market write-downs of $174,904 related to broadband and wireless inventory.

(5)      Comprehensive Income

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

       The components of comprehensive loss, net of tax, are as follows:

                                                           Three Months Ending
                                                                 March 31,
                                                           2002            2001
                                                        -----------    ------------
            Net income (loss)                           $(3,491,568)   $(5,214,635)

            Foreign currency translation adjustment         (40,303)      (148,780)

            Net unrealized holding gain (loss) on
             investment securities                                -             53
                                                        ------------   ------------
           Comprehensive income (loss)                  $(3,531,871)   $(5,363,362)
                                                        ============   ============

(6)       Mortgage

     On January 10, 2001 the Company obtained a mortgage for $6 million on its real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5% per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of March 31, 2002 was 4.97% and interest expense for the first quarter ending March 31, 2002 was $88,376.

(7)       Income Taxes

     At December 31, 2001, the Company's net deferred tax asset of $2.013 million was the result of the Company's specific tax planning strategy to sell its headquarters building in Boston. In the first quarter ending March 31, 2002, the Company recorded an income tax charge and valuation reserve of $2.013 million, which reduced its net deferred tax asset balance to zero. This additional reserve reflects the Company's decision to discontinue its specific tax planning strategy to sell its headquarters building in Boston in light of the less favorable market conditions for the sale of that building.

(8)       Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's domestic net sales and international sales for the three months ending March 31, 2002 and 2001, respectively, were comprised as follows:

                                Three Months                Three Months
                                   Ending         % of         Ending      % of
                                March 31, 2002    Total    March 31, 2001  Total
                                --------------    -----    --------------  -----
       North America             $ 5,398,878       60%       $ 6,355,004    63%
       International               3,574,639       40%         3,671,683    37%
                                  ----------       ----        ---------    ----
       Total                     $ 8,973,517       100%      $10,026,687    100%
                                   ---------       ----       ----------    ----
(9)        Extraordinary Gain

     On January 1, 2002, the Company recorded an extraordinary gain of $255,287, upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS
142). The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet related to a previous acquisition, and was recorded in accordance with the provisions of SFAS 142.

(10)  New Accounting Pronouncements

     In June 2001,  the FASB issued SFAS No. 141 "Business  Combinations"  (SFAS
141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company was required to adopt SFAS 142 at the beginning of 2002. The adoption of these accounting standards did not have any material effect on the Company's consolidated financial statements, other than the extraordinary gain recognized during the first quarter of 2002 related to the elimination of previously recognized negative goodwill (see note 9 to the consolidated financial statements).

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The adoption of this statement on January 1, 2002 did not have a material impact on the Company's operations or financial position.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 resulted in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, beginning on January 1, 2002, the Company records these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 were implemented in the first quarter of 2002 and prior period reported amounts have reclassified to conform to the new presentation. First quarter 2001 results have been reclassified as follows:

                                   Three Months Ending
                                      March 31, 2001
     Revenues:
     As previously reported...         $10,264,833
     As reclassified......              10,026,687

     Sales and Marketing expenses:
     As previously reported...           2,461,338
     As reclassified.....                2,223,192

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Critical Accounting Policies

     The following is a discussion of what we view as our more significant accounting policies. These policies are also described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Material differences could result in the amount and timing of our revenue and expenses for any period if we made different judgments or used different estimates.

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

     We sell a very small amount of our hardware products to direct consumers and to customers via the Internet. We recognize revenue for all three types of our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify that ownership passes to the customer at the destination. Since it would be impractical to verify ownership change for each individual delivery to the destination point, we estimate the day the customer receives delivery based on our ship date and the carrier's published delivery schedule specific to the freight class and location.

     Our revenues are reduced by certain events which are characteristic of hardware sales to computer peripherals retailers. These events are product returns, price protection refunds, store rebates, and consumer mail-in rebates. Each of these is accounted for as a reduction of revenue based on careful management estimates, which are reconciled to actual customer or end-consumer refunds and credits on a monthly or quarterly basis. The estimates for product returns are based on recent historical trends plus estimates for returns prompted by events such as new product introductions, announced stock rotations, and announced customer store closings. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of sales return allowances. Our estimates for price protection refunds require a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Our estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. Our estimates for store rebates are comprised of actual credit requests from the eligible customers.

     On January 1, 2002, we adopted FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The application of the guidance in Issue No. 00-14 and No. 00-25 resulted in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We had historically recorded these incentives as selling expenses. Under Issue No. 00-14 and No. 00-25, we are now recording these incentives as reductions of revenue for the current and prior periods. This change reduced revenues, which, in turn, reduced gross margins. The offset was an equal reduction of selling expenses. There was not a change in net income
(loss) for either the historical periods restated or the quarter ending March 31, 2002 (see note 10 to the consolidated financial statements). To ensure that the discounts and sales and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

     Accounts Receivable Valuation. We establish accounts receivable reserves for product returns, store rebates, consumer mail-in rebates, price protection refunds, and bad debts. These reserves are drawn down as actual credits are issued to the customer's accounts. We purchase accounts receivable insurance on virtually all of our customer invoices. In recent years, if any customer receivable could not be insured and we determined that collection of a fee was not reasonably assured, we did not accept the customer's order. Our total year bad-debt write-offs for 2000 and 2001 were .3% and .2% of total revenue, respectively.

     Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the materials will not be consumed. At March 31, 2002, 52% of the cost value of the inventory that was excess to our projected five-month usage was covered by our obsolescence reserve. We follow a different process for our broadband and wireless inventory. We do not believe that at the present time we can reliably determine the usability of our broadband inventory because of the inherent unpredictability of securing orders with the large cable operators and telephone companies that currently represent the majority of our opportunities for broadband product sales. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. This resulted in a significant inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. During 2001, and to a lesser extent in the first quarter of 2002 (see note 4 to the consolidated financial statements), the sales prices for some of the products dropped below our cost and accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process involves comparing our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we permanently write-down the inventory on a "lower of cost or market" basis.

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. We are also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, we are entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components, and other pricing concessions based upon our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. At December 31, 2001, the gross inventory value of $1.2 million was offset by a $1.2 million reserve in inventory, yielding a net inventory value of zero. We have received an additional $1.8 million of no-charge components in the first quarter of 2002. At March 31, 2002, the gross inventory value of these no-charge components was $2.7 million, offset by a $2.9 million reserve in inventory, yielding a net inventory value of ($.2) million for inventory acquired under these arrangements. We expect that the remaining $2.7 million value of "no charge" components will be consumed in our manufacturing process and shipped in finished products to customers during the remainder of 2002. If this occurs, our cash flow in 2002 is expected to improve by $3.0 million, as we expect to avoid the purchase and payment of an equivalent dollar amount. In the first quarter of 2002, our purchases and payment of the components in question were approximately $1.0 million less than our previous run-rate. Our statement of operations will reflect the $3.0 million of favorability as we ship products containing the components acquired under these supply arrangements. In the quarter ending March 31, 2002 the favorable impact of this arrangement to our statement of operations was less than $.1 million.

     Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our consolidated financial statements we are required to estimate the recoverability of our deferred tax assets. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. This is equal to 100% of the tax benefits derived from our 2001 pre-tax losses and certain of our pre-tax losses incurred prior to 2001. Management's decision to record the valuation allowance was based on the uncertain recoverability of the deferred tax asset balance. At December 31, 2001, a portion of our net deferred tax asset was supported by our specific tax planning strategy to sell our appreciated headquarters building in Boston. The amount of the projected tax benefit from this sale was used to support the $2.013 million deferred tax asset remaining on our balance sheet as of December 31, 2001. In our first quarter ending March 31, 2002, we recorded an additional income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflects our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building.

Results of Operations

     We recorded net sales of $9.0 million for our first quarter ending March 31, 2002, down 11% from $10.0 million in the first quarter of 2001. We reported an operating loss of $1.8 million for the first quarter of 2002, compared to an operating loss of $5.2 million in the first quarter of 2001. We reported a net loss of $3.5 million for our first quarter ending March 31, 2002 compared to a net loss of $5.2 million for the first quarter ending March 31, 2001. The net loss of $3.5 million for the first quarter of 2002 consisted of the operating loss of $1.8 million, a non-cash tax expense of $2.0 million, and a non-cash extraordinary gain of $.3 million. Loss per share improved as we reported a loss of $0.44 for the first quarter of 2002 compared to a loss of $0.66 for the first quarter of 2001.

     In Q1 2002 unit volume and average selling price both declined in our primary revenue product category, dial-up modems, and revenues declined both inside and outside North America, reflecting continuing weakness in the dial-up modem market. Partially offsetting the decline in dial-up modems was an increase in sales of cable modems and other product categories in Q1 2002 compared to Q1 2001 and the recording of $.3 million in Q1 2002 of revenue for a retroactive royalty payment from an Internet Service Provider.

     Our gross profit increased to $1.8 million in Q1 2002 from $.2 million in Q1 2001. This increase reflected an improvement in our gross profit percentage to 20% of net sales in Q1 2002 from 2% in Q1 2001. In the first quarter of 2001, our gross margins were adversely impacted by a $2.6 million write down of inventory, primarily relating to our broadband modems and wireless networking products. In the first quarter of 2002, we had an inventory write-down of $.2 million related to wireless networking products. Our gross margins in fiscal 2002 were positively impacted by reduced costs of materials due to more favorable supply contracts (as noted above under Critical Accounting Policies ) and the retroactive royalty payment received as noted above. The improvements were partially offset by reduced sales pricing in Q1 2002, and generally higher revenue dilution for price protection, customer discounts, and sales rebates in Q1 2002 compared to Q1 2001.

     Our operating expenses decreased by $1.8 million to $3.5 million in Q1 2002 from $5.3 million in Q1 2001. The decrease of $1.8 million was comprised of lower selling expenses of $.6 million, lower general and administrative expenses of $.8 million, and lower research and development expenses of $.5 million. We have reduced our worldwide staff from 289 employees on March 31, 2001 to 198 employees on March 31, 2002. We also continue to maintain a temporary wage freeze and controls on discretionary spending.

     Selling expenses in Q1 2002 decreased to $1.7 million or 18.5% of net sales from $2.2 million or 22.2% of net sales in Q1 2001. Selling expenses were lower primarily because lower co-operative advertising expenses, lower personnel costs, and lower outbound freight costs.

     General and administrative expenses were $0.9 million or 9.8% of net sales in Q1 2002 compared to $1.6 million or 16.3% of net sales in Q1 2001. General and administrative expenses were lower, primarily because of lower personnel costs, lower depreciation and amortization, and lower bank fees. Our general and administrative expenses in Q1 2001 included goodwill amortization of $.2 million, compared to no amortization in Q1 2002, as a result of the write-off of our goodwill assets in Q4 2001.

     Research and development expenses decreased to $1.0 million or 11.1% of net sales in Q1 2002 from $1.5 million or 14.8% of net sales in Q1 2001. Research and development costs decreased primarily as a result of reduced personnel costs. Development and support continues on all of our product lines.

     Other income (expense), net changed from expense of $.03 million in Q1 2001 to income of $.03 million in Q1 2002. Included in other income (expense) are interest income (expense), other income and non-interest income, and equity in losses of an affiliate.

o Interest Income. Interest income decreased to $.03 million in Q1 2002 from $.08 million in Q1 2001. The decrease was the result of our lower earned interest rate and a slightly higher average invested cash balance during Q1 2002 compared to Q1 2001. The average interest rate earned in 2002 was approximately 350 basis points lower in Q1 2002 than in Q1 2001.
o Interest expense. Interest expense decreased to $.09 million in Q1 2002 from $.1 million in Q1 2001. The interest expense decrease is due to a lower interest rate for the $6.0 million mortgage taken out in January 2001 on our headquarters building. This interest is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate equity losses were $.03 million in Q1 2002 compared to $.07 million in Q1 2001. Our investment balance in the affiliate has been reduced to $.027 million at March 31, 2002.
o Other Income, Net. Other income and non-interest income increased to $.12 million in Q1 2002 from $0.06 million in Q1 2001. The main reason for the increase was the reversal of a reserve for $0.1 million relating to a dispute involving a deposit that was resolved in March 2002. Other activity in this account includes foreign exchange losses which were $.05 million in Q1 2002 and a slightly lower rental income Q1 2002 compared to Q1 2001.

     Income tax expense was $2.0 million in Q1 2002 compared to zero in Q1 2001. We recorded income tax expense of $2.0 million and a corresponding valuation reserve against our net deferred tax asset balance of $2.0 million at December 31, 2001. The net deferred tax asset balance at March 31, 2002 is zero. This reserve is discussed in further detail under the caption "Critical Accounting Policies" set forth herein.

Liquidity and Capital Resources

     We ended the first quarter of 2002 with cash of $7.1 million and working capital of $16.6 million.

     Operating activities generated $2.0 million in cash during the first quarter of 2002. Cash provided from operating activities included a reduction of inventory of $3.1 million, a reduction of our deferred income tax asset of $2.0 million, and a reduction of accounts receivable of $.6 million. Cash used in operating activities included our net loss of $3.5 million and a decrease of accounts payable and accrued expenses of $.2 million. The reduction of inventory was primarily attributable to reduced inventory purchases and sales of excess broadband and wireless inventory. The $2.0 million reduction in our deferred tax asset offsets the $2.0 million income tax expense recorded as part of our net loss for the quarter, comprising a non-cash accounting adjustment. Our decrease in accounts receivable reflects our lower sales volume.

     Investing activities used $.01 million in cash for capital expenditures during the first quarter of 2002. We do not have any significant capital commitments and we anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     During the first quarter of 2002, we used cash for financing activities of $.04 million for three monthly principal payments on our $6.0 million mortgage on our headquarters facility. Principal on the loan is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. The interest rate for the current year is 4.97%.

     Currently we do not have a debt facility from which we can borrow, and we do not expect to obtain one on acceptable terms unless there is operating performance improvement. However, we believe we would be able to obtain additional funds, if and when required, by factoring accounts receivable. We have engaged in preliminary negotiations with a financial organization, but we do not plan to put anything in place until and unless it is necessary since there would be an up-front cost to finalize the arrangement.

     To conserve cash and manage our liquidity, we have reduced our worldwide staff from 289 employees on March 31, 2001 to 198 employees on March 31, 2002. We continue to maintain our temporary wage freeze and our controls on discretionary spending. We will continue to assess our cost structure as it relates to our revenues and cash position in the remainder 2002, and we may make further reductions if the actions are deemed necessary.

     In addition to expense reductions, our liquidity in 2002 is expected to be enhanced by the utilization of approximately $3.0 million of "no charge" components as a result of supply agreements entered in 2001. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. The utilization of "no-charge" components is expected to supplement our cash flow in 2002, as we will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. We believe that we have had a favorable impact to our cash flow in the first quarter of 2002 resulting from this arrangement of approximately $1.0 million.

     On December 31, 2001, we had $4.1 million net inventory in broadband and wireless products and components. This inventory was paid for in 2000 and 2001. Sales of products in 2002 using any portion of this inventory will enhance our liquidity in 2002, as we will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. We are currently selling cable modems and wireless products that consume a portion of this inventory and we are aggressively pursuing additional orders in markets worldwide. Of the $4.1 million net broadband and wireless inventory on hand on December 31, 2001, our remaining balance on March 31, 2002 was $2.9 million.

     Our cash position at December 31, 2001 was $5.3 million, which improved to $7.1 million at March 31, 2002. We believe we have sufficient resources to fund our planned operations over the next 12 months. However, if we are unable to increase our revenues, reduce our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During 2001, we entered into an agreement to purchase the ground lease for a manufacturing facility located at 27 Drydock Avenue in Boston, Massachusetts (the "Drydock Building"). In connection with the proposed purchase of the Drydock Building, we paid $513,500 which was held in escrow as a deposit pending the closing of the transaction. Of this deposit, $25,000 was nonrefundable. When Zoom was unable to obtain acceptable financing the Seller (the current leaseholder) retained the deposit pending resolution of some disputed facts concerning Zoom's withdrawal from the transaction under the terms of the Purchase and Sale Agreement. While we believed that we were entitled to a return of the $488,500 refundable portion of the deposit plus interest, the seller directed the escrow agent to hold the funds pending resolution of the dispute.

     As an alternative to pursing legal remedies to obtain a return of the deposit, we pursued an arrangement to acquire the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter R. Kramer, Executive Vice President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with us as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. Zoom and each of the investors owns a 20% interest in the Zoom Group. The managers of the Zoom Group are Peter Kramer and the third party. There are no special allocations among the members of the Zoom Group, and each member is required to contribute his or its proportionate amount of capital in return for its 20% interest.

     Effective as of March 29, 2002, we entered into a Reinstatement Agreement, Assignment Agreement and Second Amendment to Agreement of Purchase and Sale with the Zoom Group and the owner of the Drydock ground lease. Under this Reinstatement Agreement, the original purchase agreement for the Drydock Building was amended and reinstated, and we assigned our rights under the purchase agreement to the Zoom Group, together with rights to the $488,500 refundable portion of the deposit plus interest. In connection with this transaction, under a separate letter agreement, the other members of the Zoom Group paid us $390,800 ($97,700 each), representing their proportionate share of the deposit assigned to the Zoom Group. As a result, our remaining interest in the deposit is $97,700. As part of the reinstatement of the purchase agreement, the members of the Zoom Group agreed that an additional $25,000 of the $488,500 deposit would be nonrefundable, $5,000 of which has been allocated to each investor.

     Under the Reinstatement Agreement, the Zoom Group agreed to purchase the Drydock Building, subject to financing and other contingencies, for a purchase price of $6.1 million, subject to adjustment. Under this arrangement, the Zoom Group is required to seek nonrecourse financing that meets specified criteria in the amount of at least $3.8 or $4.0 million, depending upon the purchase price. If the closing takes place, each member of the Zoom Group has initially agreed to contribute up to $540,000 to fund the cash portion of the purchase price plus initial working capital. These initial capital contributions include each member's share of the deposit. If the purchase does not close and the nonrefundable portion of the deposit is returned, each member will receive $92,700 plus interest. If the purchase does not close and the seller is permitted to retain the deposit, each member will lose the entire amount of its $97,700 deposit and we will have no obligation to reimburse the other members for any of the $390,800 paid to us to cover their share of the total deposit.

     Under the Zoom Group Operating Agreement, following the closing of the purchase of the Drydock Building, we will have both the right to sell our interest in the Zoom Group to the other members of the Zoom Group, and the right to purchase the other members' entire interests in the Zoom Group. Our right of sale expires on January 5, 2003. Should we exercise our sale right, we would be entitled to recover the full amount of all refundable investments (the $92,700 refundable portion of the $97,700 deposit and any additional investment made in the Zoom Group.) For example, if Zoom contributed $540,000, including its deposit, toward the purchase of the Drydock Building and initial working capital, we would have the right to sell our interest to the other Zoom members for $535,000 (the $540,000 that Zoom contributed less the $5,000 nonrefundable portion of the deposit). If we exercise this right, the other members will be jointly and severally liable to pay this amount within ninety (90) days. Our right to purchase the interests of the other members of the Zoom Group expires on December 31, 2005. Under our right to purchase, we have the option to purchase all the interests of the other members of the Zoom Group for a purchase price determined in accordance with a prearranged formula based upon the initial purchase price of the Drydock Building plus 20% a year, prorated after the first year. We have no obligation to exercise either our purchase or sale right, and no member of the Zoom Group has any right to require us to do so. Any decision to exercise any of these rights will be made by the independent directors of Zoom.

Recently Issued Accounting Standards

     In June 2001,  the FASB issued SFAS No. 141 "Business  Combinations"  (SFAS
141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company was required to adopt SFAS 142 at the beginning of 2002. The adoption of these accounting standards did not have any material effect on the Company's consolidated financial statements, other than the extraordinary gain recognized during the first quarter of 2002 related to the elimination of previously recognized negative goodwill (see note 9 to the consolidated financial statements).

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The adoption of this statement on January 1, 2002 did not have a material impact on our operations or financial position.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 resulted in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded these incentives as selling expenses. Under Issue No. 00-14, beginning on January 1, 2002, the Company records these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 were implemented in the first fiscal quarter of 2002 and prior period reported amounts have reclassified to conform to the new presentation (see note 10 to the consolidated financial statements).

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

     We incurred a net loss of $3.5 million in the first quarter of 2002 and net losses of approximately $18.3 million in fiscal 2001, $3.1 million in fiscal 2000, and $1.4 million in fiscal 1999. During 1999 through 2001, our revenue declined from $64.1 million in 1999 to $59.8 million in 2000 and $43.7 million in 2001. In the first quarter of 2002, our revenue was $9.0 million, an 11% decline from the prior year's first quarter. The cash used in operations during 1999 through 2001 was $2.6 million in 2001, $8.0 million in 2000, and $2.7 million in 1999. In the first quarter of 2002, our cash generated from operations increased by $2.0 million. As of March 31, 2002 we had net working capital of $16.6 million including cash of $7.1 million.

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

     In January 2001, we obtained a $6 million, 20 year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

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

     With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband, cable and ADSL, modem markets. These markets have been challenging markets, with significant barriers to entry, that have adversely affected our sales to these markets. Although some cable and ADSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network that can be expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

     Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2001, approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. In Q1 2002, approximately 52% of our net sales were attributable to four customers, each of whom accounted for 10% or more of our net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2001, we recorded a reduction of revenue of $.9 million for customer price protection. In Q1 2002, we recorded a reduction of revenue of $.1 million for price protection.

We  may  be  subject  to  product  returns  resulting  from  defects,   or  from
overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

     If our products contain undetected defects, errors, or failures, we could face:

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

     During  fiscal  2000,  in  anticipation  of  future  sales of our  recently introduced broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. Since that time, most of these component shortages have been alleviated. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.9 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At March 31, 2002, our inventory level is $8.0 million, a reduction of $3.1 million from December 31, 2001 primarily attributable to reduced inventory purchases and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase dial-up and broadband modem chipsets from Conexant Systems (formerly Rockwell) and Agere Systems (formerly Lucent Technologies). Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, networking, routers, and gateways. We also purchase ADSL chipsets from Globespan and we purchase chipsets for our wireless network interface cards from Intersil Corporation. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete. Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, GVC, Intel, SONICblue, and US Robotics.
o Cable modem competitors: Motorola, Samsung, Scientific Atlanta, Thomson, and Toshiba.
o    ADSL modem competitors Siemens (formerly Efficient Networks) and Westell.
o Wireless Local Area Network competitors: 3Com, Agere, Buffalo Technologies, Cisco Systems, D-link, Intel, Linksys, Proxim, and SMC.

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

     Our international sales accounted for approximately 29% of our revenues in fiscal 1999, 29% in fiscal 2000 and 38% in fiscal 2001. In Q1 2002 our international sales accounted for approximately 40% of our revenues. The revenues we received from international sales were significantly impacted by our Hayes European operation, which we began operating in March 1999. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

     We may pursue acquisitions of related businesses, technologies, product lines, or products. Our identification of suitable acquisition candidates involves risk inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention, risk of increased leverage, shareholder dilution, risk associated with unanticipated problems; and risks associated with liabilities we assume.

We may have difficulty protecting our intellectual property.

     Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. We have more intellectual property assets in some countries than we do in others. In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of our technology and products more likely We cannot assure that the steps that we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology.

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

     Based upon information provided to us, our executive officers and directors beneficially own, in the aggregate as of March 31, 2002, approximately 22.3% of our outstanding common stock. As a result, these shareholders could significantly influence certain matters to be voted on by the shareholders. These matters include the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. These executive officers and directors may vote as shareholders in a manner that is not in your best interests.

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


"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including statements relating to Zoom's dial-up modem, cable modem, DSL modem, wireless networking, and dialer sales and development activities, the anticipated growth of sales resulting from the V92 service rollout, the anticipated development of Zoom's markets and sales channels, the anticipated level of demand for Zoom's products, the anticipated impact of Zoom's cost-cutting initiatives, and Zoom's financial condition or results of operations. Actual results may be materially different than those expectations as a result of known and unknown risks, including: Zoom's continuing losses; Zoom's ability to obtain additional financing for working capital and other purposes; Zoom's ability to effectively manage its inventory; uncertainty of new product development and introduction, including budget overruns, project delays and the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated, and other delays in shipments of products; the early stage of development of the cable and DSL data communications markets, the uncertainty of market growth of those markets, and Zoom's ability to more successfully penetrate those markets, which have been challenging markets with significant barriers to entry; Zoom's dependence on one or a limited number of suppliers for certain key components; rapid technological change; competition; and other risks set forth in herein and in Zoom's other filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting of the shareholders of the Company held on February 15, 2002, the shareholders approved a special resolution pursuant to which the Company was authorized to take actions to change its jurisdiction of incorporation from Canada to the State of Delaware through a process called a continuance in Canada and a domestication in Delaware. The transaction and special resolution voted upon are described in detail in the Company's Proxy Statement/Prospectus dated December 28, 2001 contained in the Company's Registration Statement on Form S-4 (Registration No. 333-74266). The special resolution was approved by shareholders of the Company as follows:

    Votes For               Votes Against        Abstentions or Broker Non-Votes

    3,497,233               16,136               26,524

     On February 28, 2002, the Company completed the change in its jurisdiction of incorporation from Canada to the State of Delaware and changed its name from Zoom Telephonics, Inc. to Zoom Technologies, Inc.

ITEM 6 - Exhibits and reports on Form 8-K


(a) Exhibits                   Description                                  Page


     10.1         Operating Agreement, Zoom Group LLC dated
                  as of March 29, 2002.                                    26-57

     10.2         Agreement between Zoom Telephonics, Inc. and
                  Members of the Zoom Group dated as of March 22,
                  2002.                                                    58-60

     10.3         Reinstatement Agreement, Assignment Agreement
                  and Second amendment of Purchase and Sale dated
                  as of March 29, 2002.                                    61-68

(b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2002.

                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY



                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ZOOM TECHNOLOGIES, INC.


Date: May 14, 2002                By:    /s/ Frank B. Manning
                                  -------------------------------------------
                                      Frank B. Manning, President


Date: May 14, 2002                By:    /s/ Robert Crist
                                  -------------------------------------------
                                      Robert Crist, Vice President of Finance
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)