Form 10-Q/A
period 2002-03-31
ZOOM TECHNOLOGIES INC
filed 2002-08-08
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 10, 2002 was 7,860,866 shares.

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

PART I - FINANCIAL INFORMATION

                                 ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      Consolidated Balance Sheets

                                                                March 31, 2002      December 31, 2001
                                                                  (Unaudited)            (Audited)
                                                                -------------------------------------

   Assets

Current assets:
    Cash                                                        $   7,139,232        $   5,252,058
    Accounts receivable, net of  reserves for doubtful
       accounts, returns, and allowances of  $2,086,282 at
       March 31, 2002 and $2,816,449 at December 31, 2001           5,040,767            5,652,035
    Inventories, net                                                8,008,806           11,083,143
    Prepaid expenses and other current assets                       1,066,197              999,662
                                                                   ----------           ----------
             Total current assets                                  21,255,002           22,986,898

    Property, plant and equipment, net                              3,908,375            4,128,916
    Net deferred tax assets                                                 -            2,012,844
    Other assets                                                       26,666               56,666
                                                                   ----------           ----------
             Total assets                                       $  25,190,043        $  29,185,324
                                                                   ==========           ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            $   2,985,575        $   2,750,174
    Accrued expenses                                                1,474,755            1,879,566
    Current portion of long-term debt                                 192,289              139,201
                                                                    ---------            ---------
             Total current liabilities                              4,652,619            4,768,941

 Long-term debt                                                     5,653,567            5,745,368
 Other non-current liabilities                                              -              255,287
                                                                   ----------           ----------
             Total liabilities                                     10,306,186           10,769,596
                                                                   ----------           ----------
Stockholders' equity:
  Common stock, par value.  Authorized 25,000,000 shares;
    issued and outstanding 7,860,866 shares at March 31, 2002
    and at December 31, 2001                                       28,245,215           28,245,215
  Retained earnings (accumulated deficit)                         (13,126,260)          (9,634,692)
  Accumulated other comprehensive gain (loss)                        (235,098)            (194,795)
                                                                   ----------           ----------
             Total stockholders' equity                            14,883,857           18,415,728

             Total liabilities and stockholders' equity         $  25,190,043        $  29,185,324
                                                                   ==========           ==========

See accompanying notes to consolidated financial statements.

                                 ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                                         Three Months Ending
                                                                               March 31,
                                                                     2002                  2001
                                                                -----------------------------------

     Net sales                                                  $   8,973,517         $  10,026,687
     Costs of goods sold                                            7,183,327             9,874,715
                                                                    ---------            ----------
        Gross profit                                                1,790,190               151,972

     Operating expenses:
        Selling                                                     1,572,616             2,223,192
        General and administrative                                    910,647             1,635,545
        Research and development                                    1,075,934             1,479,092
                                                                    ---------             ---------
        Total operating expenses                                    3,559,197             5,337,829
                                                                    ---------             ---------
        Operating income (loss)                                    (1,769,007)           (5,185,857)

     Other income (expense):
            Interest income                                            31,529                77,395
            Interest (expense)                                        (88,376)             (100,698)
            Equity in losses of affiliate                             (30,000)              (69,714)
            Other, net                                                121,843                64,239
                                                                     --------              --------
        Total other income (expense), net                              34,996               (28,778)
                                                                     --------              --------
        Income (loss) before income
          tax expense and extraordinary item                       (1,734,011)           (5,214,635)

     Income tax expense (benefit)                                   2,012,844                     -
                                                                    ---------             ---------
        Income (loss) before extraordinary item                    (3,746,855)           (5,214,635)

     Extraordinary gain on elimination of negative goodwill           255,287                     -

        Net income (loss)                                       $  (3,491,568)        $  (5,214,635)
                                                                   ===========           ===========
     Earnings (loss) per common share before
       extraordinary item (basic and diluted)                   $       (0.47)        $       (0.66)
                                                                   ===========           ===========
     Extraordinary gain on elimination of negative
       goodwill (basic and diluted)                                    $ 0.03         $           -
                                                                   ===========           ===========
     Earnings (loss) per common share
         (basic and diluted)                                    $       (0.44)        $       (0.66)
                                                                   ===========           ===========
     Weighted average common and common
          equivalent shares (basic and diluted)                     7,860,866             7,860,866
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

     Our operating expenses decreased by $1.8 million to $3.6 million in Q1 2002 from $5.3 million in Q1 2001. The decrease of $1.8 million was comprised of lower selling expenses of $.7 million, lower general and administrative expenses of $.7 million, and lower research and development expenses of $.4 million. We have reduced our worldwide staff from 289 employees on March 31, 2001 to 198 employees on March 31, 2002. We also continue to maintain a temporary wage freeze and controls on discretionary spending.

     Selling expenses in Q1 2002 decreased to $1.6 million or 17.5% of net sales from $2.2 million or 22.2% of net sales in Q1 2001. Selling expenses were lower primarily because lower co-operative advertising expenses, lower personnel costs, and lower outbound freight costs.

     General and administrative expenses were $0.9 million or 10.1% of net sales in Q1 2002 compared to $1.6 million or 16.3% of net sales in Q1 2001. General and administrative expenses were lower, primarily because of lower personnel costs, lower depreciation and amortization, and lower bank fees. Our general and administrative expenses in Q1 2001 included goodwill amortization of $.2 million, compared to no amortization in Q1 2002, as a result of the write-off of our goodwill assets in Q4 2001.

     Research and development expenses decreased to $1.1 million or 12.0% of net sales in Q1 2002 from $1.5 million or 14.8% of net sales in Q1 2001. Research and development costs decreased primarily as a result of reduced personnel costs. Development and support continues on all of our product lines.

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

ITEM 6 - Exhibits and reports on Form 8-K


(a) Exhibits                   Description                                  Page


     10.1         Operating Agreement, Zoom Group LLC dated
                  as of March 29, 2002.                                    26-57

     10.2         Agreement between Zoom Telephonics, Inc. and
                  Members of the Zoom Group dated as of March 22,
                  2002.                                                    58-60

     10.3         Reinstatement Agreement, Assignment Agreement
                  and Second amendment of Purchase and Sale dated
                  as of March 29, 2002.                                    61-68

     99.1         Certification, Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                                69

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