Form 10-Q
period 2002-06-30
ZOOM TECHNOLOGIES INC
filed 2002-08-13
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of August 9, 2002 was 7,860,866 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX




Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of June 30, 2002
                      (unaudited) and December 31, 2001                     3

               Consolidated Statements of Operations for the Three
                      Months and Six Months Ending June 30, 2002 and 2001
                      (unaudited)                                           4
               Consolidated Statements of Cash Flows for the Six
                      Months Ending June 30, 2002 and 2001 (unaudited)      5

               Notes to Consolidated Financial Statements                 6 - 10

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                11 - 24

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                 25


Part II. Other Information

  Item 4.      Submission of Matters to a Vote of Security Holders         26

  Item 5.      Other Events                                                26

  Item 6.      Exhibits and Reports on Form 8-K                            26

               Signatures                                                  27

PART I - FINANCIAL INFORMATION

                                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets

                                                                 June 30, 2002      December 31, 2001
                                                                  (Unaudited)            (Audited)
                                                                -------------------------------------

   Assets

Current assets:
    Cash                                                        $   6,131,155        $   5,252,058
    Accounts receivable, net of  reserves for doubtful
       accounts, returns, and allowances of $2,172,983 at
       June 30, 2002 and $2,816,449 at December 31, 2001            5,025,879            5,652,035
    Inventories, net                                                8,344,593           11,083,143
    Prepaid expenses and other current assets                         634,132              999,662
                                                                   ----------           ----------
             Total current assets                                  20,135,759           22,986,898

    Property, plant and equipment, net                              3,789,721            4,128,916
    Net deferred tax assets                                                 -            2,012,844
    Other assets                                                            -               56,666
                                                                   ----------           ----------
             Total assets                                       $  23,925,480        $  29,185,324
                                                                   ==========           ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            $   2,813,597        $   2,750,174
    Accrued expenses                                                1,501,882            1,879,566
    Current portion of long-term debt                                 194,688              139,201
                                                                   ----------           ----------
             Total current liabilities                              4,510,167            4,768,941

 Long-term debt                                                     5,607,265            5,745,368
 Other non-current liabilities                                              -              255,287
                                                                   ----------           ----------
             Total liabilities                                     10,117,432           10,769,596
                                                                   ----------           ----------
Stockholders' equity:
  Common stock, $0.01 par value at June 30, 2002
    and no par value at December 31, 2001.
    Authorized 25,000,000 shares; issued and
    outstanding 7,860,866 shares at June 30, 2002
    and at December 31, 2001                                           78,609           28,245,215
  Additional paid-in capital                                       28,166,606                    -
  Retained earnings (accumulated deficit)                         (14,333,665)          (9,634,692)
  Accumulated other comprehensive income (loss)                      (103,502)            (194,795)
                                                                   ----------           ----------
             Total stockholders' equity                            13,808,048           18,415,728
                                                                   ----------           ----------

             Total liabilities and stockholders' equity         $  23,925,480        $  29,185,324
                                                                   ==========           ==========

See accompanying notes to consolidated financial statements.

                                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                    Consolidated Statements of Operations
                                                (Unaudited)

                                                        Three Months Ending June 30,     Six Months Ending June 30,
                                                       -----------------------------    ---------------------------
                                                             2002            2001            2002             2001
                                                             ----            ----            ----             ----

Net sales                                               $  9,207,275    $ 10,245,514    $ 18,180,792    $ 20,034,700
Costs of goods sold                                        7,224,961       8,091,107      14,408,288      17,965,823
                                                        ------------    ------------    ------------    ------------

         Gross profit                                      1,982,314       2,154,407       3,772,504       2,068,877

Operating expenses:
         Selling                                           1,491,870       1,812,367       3,064,486       3,798,058
         General and administrative                          852,191       1,502,951       1,762,838       3,138,496
         Research and development                            855,550       1,341,343       1,931,484       2,820,434
                                                        ------------    ------------    ------------    ------------

         Total operating expenses                          3,199,611       4,656,661       6,758,808       9,756,988
                                                        ------------    ------------    ------------    ------------

         Operating income (loss)                          (1,217,297)     (2,502,254)     (2,986,304)     (7,688,111)

Other income (expense):
            Interest income                                   33,983          42,945          65,512         120,339
            Interest (expense)                               (70,690)       (114,733)       (159,066)       (215,430)
            Equity in losses of affiliate                    (26,666)        (69,714)        (56,666)       (135,166)
            Other, net                                        73,265          13,862         195,108          73,839
                                                        ------------    ------------    ------------    ------------
         Total other income (expense), net                     9,892        (127,640)         44,888        (156,418)
                                                        ------------    ------------    ------------    ------------

         Income (loss) before income tax expense
            and extraordinary item                        (1,207,405)     (2,629,894)     (2,941,416)     (7,844,529)

Income tax expense (benefit)                                      --              --       2,012,844              --
                                                        ------------    ------------    ------------    ------------

         Income (loss) before extraordinary item          (1,207,405)     (2,629,894)     (4,954,260)     (7,844,529)

         Extraordinary gain on elimination of
           negative goodwill                                      --              --         255,287              --


         Net income (loss)                              $ (1,207,405)   $ (2,629,894)   $ (4,698,973)   $ (7,844,529)
                                                        ============    ============    ============    ============


         Earnings (loss) per common share before
           extraordinary item (basic and diluted)       $       (.15)   $       (.33)   $       (.63)   $      (1.00)
                                                        ============    ============    ============    ============


         Extraordinary gain on elimination of
           negative goodwill                            $         --   $          --   $         .03   $          --
                                                        ============    ============    ============    ============

         Earnings (loss) per common share
           (basic and diluted)                          $       (.15)   $       (.33)   $       (.60)   $      (1.00)
                                                        ============    ============    ============    ============


Weighted average common and common equivalent shares
   (basic and diluted)                                     7,860,866       7,860,866       7,860,866       7,860,866
                                                        ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Six Months Ending
                                                                              June 30,
                                                                     2002                  2001
                                                                -----------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $  (4,698,973)       $  (7,844,529)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used) in operating activities:
      Extraordinary gain on elimination of negative
        goodwill                                                     (255,287)                   -
      Depreciation and amortization                                   456,245              868,405
      Amortization of restricted stock                                      -               49,920
      Write-off of net deferred tax assets                          2,012,844                    -
        Equity in losses of affiliate                                  56,666              135,165
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      626,156            1,301,293
        Inventories, net                                            2,738,550            8,122,600
        Prepaid expenses and other assets                             365,530             (350,386)
        Accounts payable and accrued expenses                        (314,261)          (5,087,683)
                                                                    ---------            ---------
           Net cash provided by (used in) operating activities        987,470           (2,805,215)
                                                                    ---------            ---------
Cash flows from investing activities:
    Investment in affiliate                                                 -              (74,999)
    Additions to property, plant and equipment                       (117,051)            (406,789)
                                                                    ---------            ---------
           Net cash provided by (used in) investing activities       (117,051)            (481,788)
                                                                    ---------            ---------
Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                            -            6,000,000
    Principal payments on long-term debt                              (82,616)             (56,843)
                                                                    ---------            ---------
           Net cash provided by (used in) financing activities        (82,616)           5,943,157
                                                                    ---------            ---------

Effect of exchange rate changes on cash                                91,294             (175,906)
                                                                    ---------            ---------


Net increase (decrease) in cash                                       879,097            2,480,248

Cash beginning of period                                            5,252,058            2,906,270
                                                                    ---------            ---------
Cash end of period                                              $   6,131,155        $   5,386,518
                                                                    =========            =========
Supplemental disclosures of cash flow information:

    Cash paid during the year for:
    Interest                                                    $     162,436        $     193,241
                                                                    =========            =========
    Income taxes                                                $           -        $           -
                                                                    =========            =========

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

     The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three months and six months ending June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ending June 30, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

(2)      Liquidity

     For the past three years, the Company has incurred negative cash flows from operations. In 2001, the Company's net cash used in operating activities was $2.6 million and net cash used in investing activities was $.8 million. In 2001, the Company obtained a mortgage on its corporate headquarters, which provided financing of $6 million. On December 31, 2001, Zoom had cash of approximately $5.3 million. On June 30, 2002, Zoom had cash of approximately $6.1 million. Currently, the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is operating performance improvement.

     To conserve cash and manage its liquidity, the Company has implemented expense reductions throughout 2001 and in the first half of 2002. The employee headcount was 313 at December 31, 2000, and since then has been reduced to 202 at June 30, 2002. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2002, and may make further reductions if these actions are deemed necessary.

     In addition to expense reductions, the Company's liquidity in 2002 is expected to be enhanced by the utilization of approximately $3 million of "no charge" components, as a result of supply agreements entered in 2001. Under these arrangements, the Company is committed to purchase at least $8 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. Purchases of approximately $1 million have been made as of June 30, 2002 against the $8 million commitment. The utilization of "no-charge" components is expected to supplement the Company's cash flow in 2002, as it will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. Management believes that in the first half of 2002, the Company had a favorable impact to its cash flow from this arrangement of approximately $1.4 million. The favorable impact to the Company's statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement.

     In 2000, the Company made a significant investment to build up its broadband access products, particularly cable modems. However, the Company was not able to penetrate the broadband modem and wireless local area network markets to the extent it had expected. This resulted in the write down of the inventory values by approximately $4.6 million in 2001 and $.3 million in the first half of 2002. On December 31, 2001 the Company had $4.1 million net inventory in excess broadband and wireless products and components. Nearly 100% of this inventory was paid for in 2000 and 2001. Sales of products in 2002 using any portion of this inventory is expected to enhance the Company's liquidity in 2002, as the Company will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. The Company is currently selling cable modems, ADSL modems, and wireless products that consume a portion of this inventory and is aggressively pursuing additional orders in markets worldwide. Of the $4.1 million net broadband and wireless inventory on hand on December 31, 2001, the Company's remaining balance on June 30, 2002 was $2.6 million.

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

     The Company's cash position at December 31, 2001 was $5.3 million and at June 30, 2002 was $6.1 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. These planned operations anticipate steady to modest increases in the sales of dial-up modems, as a result of V.92 deployment by some of the major Internet Service Providers and/or continuing increases in market share, and steady growth in the sales of broadband and wireless products. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve the Company's intended business objectives could be adversely affected.

(3)       Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the Company's reported net loss is as follows:

                                     Three Months Ending June 30,         Six Months Ending June 30,
                                     ----------------------------         --------------------------
                                        2002               2001             2002              2001
                                    ------------      ------------      ------------      ------------
Basic:
   Net loss                         $(1,207,405)      $(2,629,894)      $(4,698,973)      $(7,844,529)

Weighted average shares
   outstanding                        7,860,866         7,860,866         7,860,866         7,860,866
                                    -----------       -----------       -----------       -----------
Net loss per share                  $      (.15)      $      (.33)      $      (.60)      $     (1.00)
                                    ===========       ===========       ===========       ===========

Diluted:
    Net loss                        $(1,207,405)      $(2,629,894)      $(4,698,973)      $(7,844,529)

Weighted average shares
   outstanding                        7,860,866         7,860,866         7,860,866         7,860,866

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                    --                --                --                --

Weighted average shares
   outstanding                        7,860,866         7,860,866         7,860,866         7,860,866
                                    -----------       -----------       -----------       -----------
Net loss per share                  $      (.15)      $      (.33)      $      (.60)      $     (1.00)
                                    ===========       ===========       ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 14,977 and 6,171 shares of common stock at June 30, 2002 and 2001, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(4)      Inventories

           Inventories consist of the following:    June 30, 2002       December 31, 2001
                                                   ---------------      -----------------
           Raw materials                            $   3,971,403         $  6,276,480
           Work in process                              1,916,953              462,389
           Finished goods                               2,456,237            4,344,274
                                                        ---------            ---------
                                                    $   8,344,593         $ 11,083,143
                                                        =========           ==========

     During the six months ending June 30, 2002 the Company recorded lower of cost or market write-downs of $301,507 related to broadband and wireless inventory.

(5)      Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income (loss). SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income
(loss).

     The components of comprehensive loss, net of tax, are as follows:

                                            Three Months Ending June 30,             Six Months Ending June 30,
                                            ----------------------------             --------------------------
                                              2002                2001                2002                2001
                                          ------------        ------------        ------------        ------------

 Net loss                                 $(1,207,405)        $(2,629,894)        $(4,698,973)        $(7,844,529)

 Foreign currency translation
   adjustment                                 131,596             (27,179)             91,293            (175,906)

 Net unrealized holding gain
   on investment securities                        --                  --                  --                  --
                                          -----------         -----------         -----------         -----------
Comprehensive loss                        $(1,075,809)        $(2,657,073)        $(4,607,680)        $(8,020,435)
                                          ===========         ===========         ===========         ===========

(6)               Mortgage

     On January 10, 2001 the Company obtained a mortgage for $6 million on its real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5% per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of June 30, 2002 was 4.97% and interest expense for the six months ending June 30, 2002 was $159,066 compared to the six months ending June 30, 2001 of $215,431.

(7)               Commitments

     During the six month period ending June 30, 2002, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the fiscal year ending December 31, 2001.

     During 2001, the Company entered into an agreement to purchase the ground lease for a manufacturing facility located at 27 Drydock Avenue in Boston, Massachusetts (the "Drydock Building"). In connection with the proposed purchase of the Drydock Building, the Company paid $513,500 which was held in escrow as a deposit pending the closing of the transaction. Of this deposit, $25,000 was nonrefundable. When the Company was unable to obtain acceptable financing the Seller (the current leaseholder) retained the deposit pending resolution of some disputed facts concerning the Company's withdrawal from the transaction under the terms of the Purchase and Sale Agreement. While the Company believed that it was entitled to a return of the $488,500 refundable portion of the deposit plus interest, the seller directed the escrow agent to hold the funds pending resolution of the dispute.

     As an alternative to pursing legal remedies to obtain a return of the deposit, the Company pursued an arrangement to acquire the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of the Company; Peter R. Kramer, Executive Vice President and a director of the Company; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with the Company as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company
("Zoom Group") to purchase the Drydock Building. The Company and each of the investors owns a 20% interest in the Zoom Group. The managers of the Zoom Group are Peter Kramer and the third party. There are no special allocations among the members of the Zoom Group, and each member is required to contribute his or its proportionate amount of capital in return for its 20% interest.

     Effective as of March 29, 2002, the Company entered into a Reinstatement Agreement, Assignment Agreement and Second Amendment to Agreement of Purchase and Sale with the Zoom Group and the owner of the Drydock ground lease. Under this Reinstatement Agreement, the original purchase agreement for the Drydock Building was amended and reinstated, and the Company assigned its rights under the purchase agreement to the Zoom Group, together with rights to the $488,500 refundable portion of the deposit plus interest. In connection with this transaction, under a separate letter agreement, the other members of the Zoom Group paid to the Company $390,800 ($97,700 each), representing their proportionate share of the deposit assigned to the Zoom Group. As a result, the Company's remaining interest in the deposit is $97,700. As part of the reinstatement of the purchase agreement, the members of the Zoom Group agreed that an additional $25,000 of the $488,500 deposit would be nonrefundable, $5,000 of which has been allocated to each investor.

     Under the Reinstatement Agreement, the Zoom Group agreed to purchase the Drydock Building, subject to financing and other contingencies, for a purchase price of $6.1 million, subject to adjustment. Under this arrangement, the Zoom Group is required to seek nonrecourse financing that meets specified criteria in the amount of at least $3.8 or $4.0 million, depending upon the purchase price. If the closing takes place, each member of the Zoom Group has initially agreed to contribute up to $540,000 to fund the cash portion of the purchase price plus initial working capital. These initial capital contributions include each member's share of the deposit. If the purchase does not close and the nonrefundable portion of the deposit is returned, each member will receive $92,700 plus their share of earned interest. If the purchase does not close and the seller is permitted to retain the deposit, each member will lose the entire amount of its $97,700 deposit and the Company will have no obligation to reimburse the other members for any of the $390,800 paid to us to cover their share of the total deposit.

     Under the Zoom Group Operating Agreement, following the closing of the purchase of the Drydock Building, the Company will have both the right to sell its interest in the Zoom Group to the other members of the Zoom Group, and the right to purchase the other members' entire interests in the Zoom Group. The Company's right of sale expires on January 5, 2003. Should the Company exercise its sale right, it would be entitled to recover the full amount of all refundable investments (the $92,700 refundable portion of the $97,700 deposit and any additional investment made in the Zoom Group.) For example, if the Company contributed $540,000, including its deposit, toward the purchase of the Drydock Building and initial working capital, the Company would have the right to sell its interest to the other Zoom Group members for $535,000 (the $540,000 that the Company contributed less the $5,000 nonrefundable portion of the deposit). If the Company exercises this right, the other members will be jointly and severally liable to pay this amount within ninety (90) days. The Company's right to purchase the interests of the other members of the Zoom Group expires on December 31, 2005. Under the Company's right to purchase, it has the option to purchase all the interests of the other members of the Zoom Group for a purchase price determined in accordance with a prearranged formula based upon the initial purchase price of the Drydock Building plus 20% a year, prorated after the first year. The Company has no obligation to exercise either its purchase or sale right, and no member of the Zoom Group has any right to require the Company to do so. Any decision to exercise any of these rights will be made by the independent directors of the Company.

(8)       Income Taxes

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

(9)       Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's domestic net sales and international sales for the three months and six months ending June 30, 2002 and 2001, respectively, were comprised as follows:

                   Three Months              Three Months                 Six Months                 Six Months
                      Ending        % of        Ending         % of         Ending        % of         Ending        % of
                  June 30, 2002    Total    June 30, 2001     Total     June 30, 2002    Total     June 30, 2001    Total
                  -------------    -----    -------------     -----     -------------    -----     -------------    -----
North America      $ 5,468,795       59%     $ 6,380,834        62%      $10,867,673       60%      $12,498,337       62%
International        3,738,480       41%       3,864,680        38%        7,313,119       40%        7,536,363       38%
                   -----------      ---      -----------       ---       -----------      ---       -----------      ---
Total               $9,207,275      100%     $10,245,514       100%      $18,180,792      100%      $20,034,700      100%
                   ===========      ===      ===========       ===       ===========      ===       ===========      ===

(10)        Extraordinary Gain

     On January 1, 2002, the Company recorded an extraordinary gain of $255,287, upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS
142). The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet related to a previous acquisition, and was recorded in accordance with the provisions of SFAS 142.

(11)  New Accounting Pronouncements

     In June 2001,  the FASB issued SFAS No. 141 "Business  Combinations"  (SFAS
141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company was required to adopt SFAS 142 at the beginning of 2002. The adoption of these accounting standards did not have any material effect on the Company's consolidated financial statements, other than the extraordinary gain recognized during the first quarter of 2002 related to the elimination of previously recognized negative goodwill (see note 10 to the consolidated financial statements).

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. The adoption of this statement on January 1, 2002 did not have any impact on the Company's operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not believe that the impact of adopting SFAS 146 will have a material impact on its financial statements.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 resulted in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, beginning on January 1, 2002, the Company records these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 were implemented in the first quarter of 2002 and prior period reported amounts have reclassified to conform to the new presentation. Second quarter 2001 results have been reclassified as follows:

                            Three Months Ending June 30,    Six Months Ending June 30,
                            ----------------------------    --------------------------
                                       2001                            2001
                                       ----                            ----
Revenues:

As previously reported             $10,825,482                     $21,090,316
As reclassified                     10,245,514                      20,034,700

Selling expenses:

As previously reported             $ 2,392,335                     $ 4,853,674
As reclassified                      1,812,367                       3,798,058

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the fiscal year ending December 31, 2001. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Critical Accounting Policies

     The following is a discussion of what we view as our more significant accounting policies. These policies are also described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2001. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Material differences could result in the amount and timing of our revenue and expenses for any period if we made different judgments or used different estimates.

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

     On January 1, 2002, we adopted FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The application of the guidance in Issue No. 00-14 and No. 00-25 resulted in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We had historically recorded these incentives as selling expenses. Under Issue No. 00-14 and No. 00-25, we are now recording these incentives as reductions of revenue for the current and prior periods. This change reduced revenues, which, in turn, reduced gross margins. The offset was an equal reduction of selling expenses. There was no change in net income (loss) for either the historical periods restated or the quarter ending June 30, 2002 (see note 11 to the consolidated financial statements). To ensure that the discounts and sales and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

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

     Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the materials will not be consumed. At June 30, 2002, 65% of the cost value of the inventory that was excess to our projected five-month usage was covered by our obsolescence reserve. We follow a different process for our broadband and wireless inventory. We do not believe that at the present time we can reliably determine the usability of our broadband inventory because of the inherent unpredictability of securing orders with the large cable operators and telephone companies that currently represent the majority of our opportunities for broadband product sales. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. This resulted in a significant inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. During 2001, and to a lesser extent in the first half of 2002 (see note 4 to the consolidated financial statements), the sales prices for some of the products dropped below our cost and accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process involves comparing our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we permanently write-down the inventory on a "lower of cost or market" basis.

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. Purchases of approximately $1 million have been made as of June 30, 2002 against the $8 million commitment. We are also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, we are entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based upon our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We have received the remainder of the $3.0 million of no-charge components in the first quarter of 2002. At June 30, 2002, the gross inventory value of the no-charge components has been reduced to $2.3 million, offset by a $2.7 million reserve in inventory, yielding a net inventory value of ($.4) million for inventory acquired under these arrangements. We expect that the remaining $2.3 million gross value of "no charge" components will be consumed in our manufacturing process and shipped in finished products to customers in the ensuing 12 months. If this occurs, our cash provided by (used in) operating activities in 2002 and early 2003 is expected to be improved by $3.0 million, as we expect to avoid the purchase and payment of an equivalent dollar amount. In the first half of 2002, our purchases and payments of the components in question were approximately $1.4 million less than we would have expected without the no-charge components. Our statement of operations will reflect the $3.0 million of favorability as we ship products containing the components acquired under these supply arrangements. At the end of the second quarter ending June 30, 2002, the cumulative favorable impact of this arrangement to our statement of operations was $.3 million, with the favorable impact of $.1 million and $.2 million in the first and second quarters, respectively.

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

Results of Operations

     We recorded  net sales of $9.2 million for our second  quarter  ending June
30, 2002, down 10.1% from $10.2 million in the second quarter of 2001. We reported an operating loss of $1.2 million for the second quarter of 2002, compared to an operating loss of $2.5 million in the second quarter of 2001. We reported a net loss of $1.2 million for our second quarter ending June 30, 2002 compared to a net loss of $2.6 million for the second quarter ending June 30, 2001. Loss per share improved as we reported a loss of $0.15 for the second quarter of 2002 compared to a loss of $0.33 for the second quarter of 2001. Our net sales were $18.2 million and our operating loss was $3.0 million for the six months ending June 30, 2002 compared to net sales of $20.0 million and a operating loss of $7.7 million for the six months ending June 30, 2001. The net loss was $4.7 million, or $0.60 per share for the six months ending on June 30, 2002 versus a net loss of $7.8 million, or $1.00 per share for the six months ending June 30, 2001.

     In Q2 2002 our revenue was relatively flat in our primary revenue product category, dial-up modems, compared to Q2 2001. In Q2 2002 revenue in our broadband and wireless categories increased compared to Q2 2001. Our total revenue in Q2 2002 decreased from Q2 2001 by 10.1%. The decline was a result of a large drop in OEM sales. In Q2 2001 we had in excess of $1 million of revenue from a single OEM customer sale. This is still an active account, but the revenue has been declining since Q2 2001, and was less than $0.1 million in Q2 2002.

     Our gross profit decreased to $2.0 million in Q2 2002 from $2.2 million in Q2 2001. This dollar decrease was the result of lower sales. Our gross profit percentage of net sales improved from 21.0% in Q2 2001 to 21.5% of net sales in Q2 2002. Our six month year-to-date gross profit in 2002 increased to $3.8 million, or 20.7% of net sales, from $2.1 million, or 10.3% of net sales for the first six months of fiscal 2001. The major reason for the low 10.3% gross profit percentage of net sales in the first six months of 2001 was a $2.6 million inventory obsolescence expense in the first quarter of 2001, primarily relating to our lower of cost or market adjustments for broadband modems and wireless networking products. Excluding the obsolescence expense, our six month year-to-date gross profit in 2002 was 22.7% compared to 21.5% for the first six months of fiscal 2001. This improvement was primarily due to a retroactive royalty payment received from an Internet Service Provider in Q1 2002.

     Our operating expenses decreased by $1.5 million to $3.2 million in Q2 2002 from $4.7 million in Q2 2001. The decrease of $1.5 million was comprised of lower selling expenses of $.3 million, lower general and administrative expenses of $.7 million, and lower research and development expenses of $.5 million. We have reduced our worldwide staff from 234 employees on June 30, 2001 to 202 employees on June 30, 2002. We also continue to maintain a temporary wage freeze and tight controls on discretionary spending.

     Our operating expenses for the first six months ending June 30, 2002 decreased by $3.0 million to $6.8 million compared to $9.8 million in Q2 2001. The decrease of $3.0 million was comprised of lower selling expenses of $.7 million, lower general and administrative expenses of $1.4 million and lower research and development expenses of $.9 million. As a percent of net sales, our operating expenses for the first six months ending June 30, 2002 compared to the first six months ending June 30, 2001 were 37.2% and 48.7%, respectively.

     Selling expenses in Q2 2002 decreased to $1.5 million or 16.2% of net sales from $1.8 million or 17.7% of net sales in Q2 2001. Selling expenses were lower primarily because of lower personnel costs, lower co-operative advertising expenses, and generally lower other selling expenses.

     Selling expenses for the six months ending June 30, 2002 decreased in dollars to $3.1 million or 16.9% of net sales from $3.8 million or 19.0% of net sales in the six months ending June 30, 2001. The dollar decrease was mainly due to lower personnel costs and lower other selling expenses.

     General and administrative expenses were $0.9 million or 9.3% of net sales in Q2 2002 compared to $1.5 million or 14.7% of net sales in Q2 2001. General and administrative expenses were lower primarily because of lower personnel costs, lower depreciation and amortization, lower bad debt expense, and lower bank fees. Our general and administrative expenses in Q2 2001 included goodwill amortization of $.2 million, compared to no amortization in Q2 2002, as a result of the write-off of our goodwill assets in Q4 2001.

     General and administrative expenses for the six months ending June 30, 2002 decreased to $1.8 million or 9.7% of net sales from $3.1 million or 15.7% of net sales in the six months ending June 30, 2001. The decrease was predominantly because of lower personnel costs, lower depreciation and amortization, lower bank fees, lower bad debt expense, and lower legal expenses.

     Research and development expenses decreased to $0.9 million or 9.3% of net sales in Q2 2002 from $1.3 million or 13.1% of net sales in Q2 2001. Research and development costs decreased primarily as a result of reduced personnel costs and lower other research and development expenses. Development and support continues on all of our product lines.

     Research and development expenses for the six months ending June 30, 2002 decreased in dollars to $1.9 million or 10.6% of net sales from $2.8 million or 14.1% of net sales in the six months ending June 30, 2001. The decrease was primarily due to reduced personnel costs, a reduction in licenses and government approvals, lower consulting expenses, and lower other research and development expenses.

     Other income (expense) net changed from expense of $0.13 million in Q2 2001 to income of $.01 million in Q2 2002. Included in other income (expense) are interest income, interest expense, equity in losses of an affiliate, and other income, net.

o Interest income. Interest income decreased to $.03 million in Q2 2002 from $.04 million in Q2 2001. The decrease was the result of our lower earned interest rate and a higher average invested cash balance during Q2 2002 compared to Q2 2001. The average interest rate earned in 2002 was approximately 250 basis points lower in Q2 2002 than in Q2 2001.
o Interest expense. Interest expense decreased to $.07 million in Q2 2002 from $.11 million in Q2 2001. The interest expense decrease is due to a lower interest rate for the $6.0 million mortgage taken out in January 2001 on our headquarters building. This interest is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate equity losses were $.03 million in Q2 2002 compared to $.07 million in Q2 2001. Our investment balance in the affiliate has been reduced to zero at June 30, 2002.
o Other income, net. Other income and non-interest income increased to $.07 million in Q2 2002 from $0.01 million in Q2 2001. The main reason for the increase was the increase in our rental income. Other activity in this account includes foreign exchange losses which were essentially zero in Q2 2002.

     Other income (expense) net changed from expense of $.16 million in the first six months of 2001 to income of $.04 million in first six months of 2002. Included in other income (expense) are interest income, interest expense, equity in losses of an affiliate, and other income, net.

o Interest income. Interest income decreased to $.07 million in the first six months of 2002 from $.12 million in the first six months of 2001. The decrease was the result of our lower earned interest rate and partially offset by a higher average invested cash balance during Q2 2002 compared to Q2 2001. The average interest rate earned in the first six months of 2002 was approximately 300 basis points lower in 2002 than in 2001.
o Interest expense. Interest expense decreased to $.16 million in the first six months of 2002 from $.22 million in the first six months of 2001. The interest expense decrease is due to a lower interest rate for the $6.0 million mortgage taken out in January 2001 on our headquarters building. This interest is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate equity losses were $.06 million in the first six months of 2002 compared to $.14 million in the first six months of 2001. Our investment balance in the affiliate has been reduced to zero as of June 30, 2002.
o Other income, net. Other income and non-interest income increased to $.2 million in first six months of 2002 from $0.07 million in the first six months of 2001. The main reason for the increase was the reversal of a reserve for $0.1 million relating to a dispute involving a deposit that was resolved in March 2002. Other activity in this account includes foreign exchange losses which were $.05 million in the first six months of 2002 and an increase in rental income for the first six months of 2002 compared to the first six months of 2001.

     Income tax expense was zero for the three months ending June 30, 2002 and 2001. In the first six months of 2002 we recorded income tax expense of $2.0 million as a result of an increase to our valuation reserve against our net deferred tax asset balance of $2.0 million in the first quarter of 2002. The net deferred tax asset balance at June 30, 2002 is zero. This reserve is discussed in further detail under the caption "Critical Accounting Policies" set forth herein. In the first six months of 2001 income tax expense was zero.

Liquidity and Capital Resources

     We ended the second quarter of 2002 with cash of $6.1 million and working capital of $15.6 million.

     Operating activities generated $1.0 million in cash during the first six months of 2002. Cash provided from operating activities included a reduction of inventory of $2.7 million, a reduction of our deferred income tax asset of $2.0 million, a reduction of accounts receivable of $.6 million, depreciation and amortization of $.5 million, and a reduction of prepaid expenses of $.4 million. Cash used in operating activities included our net loss of $4.7 million, a decrease of accounts payable and accrued expenses of $.3 million, and an extraordinary accounting gain of $.3 million, which is a non-cash gain included in our net loss. The reduction of inventory was primarily attributable to reduced inventory purchases and sales of excess broadband and wireless inventory. The $2.0 million reduction in our deferred tax asset offsets the $2.0 million income tax expense recorded as part of our net loss for the six-month period, comprising a non-cash accounting adjustment. Our decrease in accounts receivable reflects our lower sales volume.

     Investing activities used $.1 million in cash for capital expenditures during the first six months of 2002. We do not have any significant capital commitments and we anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     During the first six months of 2002, we used cash for financing activities of $.08 million for six monthly principal payments on our $6.0 million mortgage on our headquarters facility. Principal on the loan is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. The interest rate for the current year is 4.97%.

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

     To conserve cash and manage our liquidity, we have reduced our worldwide staff from 234 employees on June 30, 2001 to 202 employees on June 30, 2002. We continue to maintain our temporary wage freeze and our controls on discretionary spending. We will continue to assess our cost structure as it relates to our revenues and cash position in the remainder 2002, and we may make further reductions if the actions are deemed necessary.

     In addition to expense reductions, our liquidity in 2002 is expected to be enhanced by the utilization of approximately $3.0 million of "no charge" components as a result of supply agreements entered in 2001. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. The utilization of "no-charge" components is expected to supplement our cash flow in 2002, as we will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. We believe that we have had a favorable impact to our cash flow in the first six months of 2002 resulting from this arrangement of approximately $1.4 million.

     On December 31, 2001 we had $4.1 million net inventory in broadband and wireless products and components. This inventory was primarily paid for in 2000 and 2001. Sales of products in 2002 using any portion of this inventory are expected to enhance our liquidity in 2002, as we will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. We are currently selling cable modems and wireless products that consume a portion of this inventory and we are aggressively pursuing additional orders in markets worldwide. Of the $4.1 million net broadband and wireless inventory on hand on December 31, 2001, our remaining balance on June 30, 2002 was $2.6 million.

     Our cash position on December 31, 2001 was $5.3 million, which improved to $6.1 million at June 30, 2002. We believe we have sufficient resources to fund our planned operations over the next 12 months. These planned operations anticipate steady to modest increases in the sales of dial-up modems, as a result of V.92 deployment by some of the major Internet Service Providers and/or continuing increases in market share, and steady growth in the sales of broadband and wireless products. However, if we are unable to increase our revenues, reduce our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During the six month period ending June 30, 2002, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the fiscal year ending December 31, 2001.

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

     Under the Reinstatement Agreement, the Zoom Group agreed to purchase the Drydock Building, subject to financing and other contingencies, for a purchase price of $6.1 million, subject to adjustment. Under this arrangement, the Zoom Group is required to seek nonrecourse financing that meets specified criteria in the amount of at least $3.8 or $4.0 million, depending upon the purchase price. If the closing takes place, each member of the Zoom Group has initially agreed to contribute up to $540,000 to fund the cash portion of the purchase price plus initial working capital. These initial capital contributions include each member's share of the deposit. If the purchase does not close and the nonrefundable portion of the deposit is returned, each member will receive $92,700 plus their share of earned interest. If the purchase does not close and the seller is permitted to retain the deposit, each member will lose the entire amount of its $97,700 deposit and we will have no obligation to reimburse the other members for any of the $390,800 paid to us to cover their share of the total deposit.

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

Recently Issued Accounting Standards

     In June 2001,  the FASB issued SFAS No. 141 "Business  Combinations"  (SFAS
141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company was required to adopt SFAS 142 at the beginning of 2002. The adoption of these accounting standards did not have any material effect on the Company's consolidated financial statements, other than the extraordinary gain recognized during the first quarter of 2002 related to the elimination of previously recognized negative goodwill (see note 10 to the consolidated financial statements).

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe that the impact of adopting SFAS 146 will have a material impact on our financial statements.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 resulted in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded these incentives as selling expenses. Under Issue No. 00-14, beginning on January 1, 2002, the Company records these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 were implemented in the first fiscal quarter of 2002 and prior period reported amounts have reclassified to conform to the new presentation (see note 11 to the consolidated financial statements).

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

     We incurred a net loss of $4.7 million in the first six months of fiscal 2002 and net losses of approximately $18.3 million in fiscal 2001, $3.1 million in fiscal 2000, and $1.4 million in fiscal 1999. During 1999 through 2001, our revenue declined from $64.1 million in 1999 to $59.8 million in 2000 and $43.7 million in 2001. In the six months ending on June 30,2002, our revenue was $18.2 million, a 9.3% decline from the prior year's first six months. The cash used in operations during 1999 through 2001 was $2.6 million in 2001, $8.0 million in 2000, and $2.7 million in 1999. In the first six months of 2002, our cash from operations was positive, at $1.0 million. As of June 30, 2002 we had net working capital of $15.6 million including cash of $6.1 million.

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

     Although we have reduced our operating expense levels significantly, our revenues must increase or we will continue to incur operating losses. We cannot guarantee that our expenditure reductions will continue or that we will be able to halt the decline in our revenues. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our revenues, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses and use of cash could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

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

     Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2001, approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. In the first six months of 2002, approximately 44% of our net sales were attributable to three customers, each of whom accounted for 10% or more of our net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2001, we recorded a reduction of revenue of $.9 million for customer price protection. In the first six months of 2002, we recorded a reduction of revenue of $.2 million for price protection.

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

     During  fiscal  2000,  in  anticipation  of  future  sales of our  recently introduced broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. Since that time, most of these component shortages have been alleviated. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At June 30, 2002, our inventory level is $8.3 million, a reduction of $2.8 million from December 31, 2001 primarily attributable to increased inventory reserves of $1.2 million, reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors, and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete. Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, GVC, Intel, SONICblue, and US Robotics.
o Cable modem competitors: D-Link, Linksys, Motorola, Samsung, Scientific Atlanta, Thomson, and Toshiba.
o    ADSL modem competitors: Siemens (formerly Efficient Networks) and Westell.
o Wireless Local Area Network competitors: 3Com, Agere, Buffalo Technologies, Cisco Systems, D-Link, Intel, Linksys, Proxim, and SMC.

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

     Our international sales accounted for approximately 29% of our revenues in fiscal 1999, 29% in fiscal 2000 and 38% in fiscal 2001. In Q2 2002 our international sales accounted for approximately 41% of our revenues. The revenues we received from international sales were significantly impacted by our Hayes European operation, which we began operating in March 1999. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

     Based upon information provided to us, our executive officers and directors beneficially own, in the aggregate as of June 30, 2002, approximately 23.9% of our outstanding common stock. As a result, these shareholders could significantly influence certain matters to be voted on by the shareholders. These matters include the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. These executive officers and directors may vote as shareholders in a manner that is not in your best interests.

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

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including statements relating to Zoom's dial-up modem, cable modem, DSL modem, wireless networking, and dialer sales and development activities, the anticipated growth of sales resulting from the V92 service rollout, the anticipated development of Zoom's markets and sales channels, the anticipated level of demand for Zoom's products, the anticipated effect of the "no charge" components will have on Zoom's liquidity, the anticipated impact of Zoom's cost-cutting initiatives, and Zoom's financial condition or results of operations. Actual results may be materially different than those expectations as a result of known and unknown risks, including:
Zoom's continuing losses; Zoom's ability to obtain additional financing for working capital and other purposes; Zoom's ability to effectively manage its inventory; uncertainty of new product development and introduction, including budget overruns, project delays and the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated, and other delays in shipments of products; the early stage of development of the cable and DSL data communications markets, the uncertainty of market growth of those markets, and Zoom's ability to more successfully penetrate those markets, which have been challenging markets with significant barriers to entry; Zoom's dependence on one or a limited number of suppliers for certain key components; rapid technological change; competition; and other risks set forth in herein and in Zoom's other filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Zoom Technologies, Inc. held its Annual Meeting of Stockholders on June 11, 2002. At the meeting, the stockholders approved the re-election of the Board of Directors of Zoom Technologies, Inc.

Election of Directors:

         Nominee              Votes For       Votes Withheld

     Frank B. Manning         7,468,360           138,481
     Peter R. Kramer          7,478,811           128,030
     Bernard Furman           7,479,011           127,830
     J. Ronald Woods          7,478,611           128,230
     L. Lamont Gordon         7,478,891           127,950

Item 5.  Other Events

     We have been notified by Nasdaq National Market that our common stock is not in compliance with the $1.00 minimum bid requirement and the $5 million minimum market value of publicly held shares requirement for continued listing on the Nasdaq National Market and that we have until October 21, 2002 to comply with the requirements. If we are unable to come into compliance with these requirements within the applicable time periods, including any appeals process, we plan to apply for listing on the Nasdaq SmallCap Market.


ITEM 6 - Exhibits and reports on Form 8-K


(a) Exhibits

        99.1 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2002.

                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ZOOM TECHNOLOGIES, INC.


Date: August 13, 2002                By:    /s/ Frank B. Manning
                                  -------------------------------------------
                                      Frank B. Manning, President


Date: August 13, 2002                By:    /s/ Robert Crist
                                  -------------------------------------------
                                      Robert Crist, Vice President of Finance
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)