Form 10-Q
period 2002-09-30
ZOOM TECHNOLOGIES INC
filed 2002-11-13
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 0-18672


                             ZOOM TECHNOLOGIES, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                         04-2621506
            --------                                         ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


207 South Street, Boston, Massachusetts                         02111
---------------------------------------                         -----
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:      (617) 423-1072
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

YES  [ X ]    NO [    ]


The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of November 12, 2002 was 7,860,866 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX




Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of September 30, 2002
                      (unaudited) and December 31, 2001                     3

               Consolidated Statements of Operations for the Three
                      Months and Nine Months Ending September 30,
                      2002 and 2001 (unaudited)                             4

               Consolidated Statements of Cash Flows for the Nine
                      Months Ending September 30, 2002 and 2001
                     (unaudited)                                            5

               Notes to Consolidated Financial Statements                 6 - 10

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10 - 23

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                  24

  Item 4.      Controls and Procedures                                      24


Part II. Other Information

   Item 5.      Other Events                                                25

   Item 6.      Exhibits and Reports on Form 8-K                            25

                Signatures                                                  26

PART I - FINANCIAL INFORMATION

                                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets

                                                                 September 30, 2002    December 31, 2001
                                                                     (Unaudited)           (Audited)
                                                                --------------------   -----------------

   Assets

Current assets:
    Cash                                                        $   6,990,244          $ 5,252,058
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $2,755,223 at
       September 30, 2002 and $2,816,449 at December 31, 2001       5,459,407            5,652,035
    Inventories, net                                                7,086,342           11,083,143
    Prepaid expenses and other current assets                         974,174              999,662
                                                                   ----------           ----------
             Total current assets                                  20,510,167           22,986,898

    Property, plant and equipment, net                              3,613,637            4,128,916
    Net deferred tax assets                                                 -            2,012,844
    Other assets                                                            -               56,666
                                                                   ----------           ----------
             Total assets                                       $  24,123,804        $  29,185,324
                                                                   ==========           ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     189,947        $     139,201
    Accounts payable                                                3,371,739            2,750,174
    Accrued expenses                                                1,208,824            1,879,566
                                                                   ----------           ----------
             Total current liabilities                              4,770,510            4,768,941

 Long-term debt                                                     5,390,053            5,745,368
 Other non-current liabilities                                              -              255,287
                                                                   ----------           ----------
             Total liabilities                                     10,160,563           10,769,596
                                                                   ----------           ----------
Stockholders' equity:
  Common stock, $0.01 par value at September 30, 2002 and
    no par value at December 31, 2001. Authorized 25,000,000
    shares; issued and outstanding 7,860,866 shares at
    September 30, 2002 and at December 31, 2001                        78,609           28,245,215
  Additional paid-in capital                                       28,166,606                    -
  Retained earnings (accumulated deficit)                         (14,241,223)          (9,634,692)
  Accumulated other comprehensive income (loss)                       (40,751)            (194,795)
                                                                   ----------           ----------
             Total stockholders' equity                            13,963,241           18,415,728
                                                                   ----------           ----------

             Total liabilities and stockholders' equity         $  24,123,804        $  29,185,324
                                                                   ==========           ==========

See accompanying notes to consolidated financial statements.

                                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                    Consolidated Statements of Operations
                                                (Unaudited)

                                                            Three Months Ending           Nine Months Ending
                                                                  September 30,              September 30,
                                                       -----------------------------      --------------------------
                                                            2002            2001          2002             2001
                                                            ----            ----          ----             ----

Net sales                                               $ 10,878,334    $ 11,719,317    $29,059,126    $ 31,991,512
Costs of goods sold                                        7,707,513       8,889,253     22,115,801      26,855,076
                                                        ------------    ------------   ------------    ------------

         Gross profit                                      3,170,821       2,830,064      6,943,325       5,136,436

Operating expenses:
         Selling                                           1,423,216       1,802,103      4,487,702       5,837,656
         General and administrative                          824,863       1,433,023      2,587,701       4,571,519
         Research and development                            878,901       1,334,617      2,810,385       4,155,051
                                                        ------------    ------------   ------------    ------------

         Total operating expenses                          3,126,980       4,569,743      9,885,788      14,564,226
                                                        ------------    ------------   ------------    ------------

         Operating income (loss)                              43,841      (1,739,679)    (2,942,463)     (9,427,790)

Other income (expense):
            Interest income                                   23,091          46,386         88,603         166,725
            Interest (expense)                               (73,502)       (121,330)      (232,568)       (336,761)
            Equity in losses of affiliate                          -               -        (56,666)       (135,166)
            Other, net                                        99,012          97,464        294,120         171,304
                                                        ------------    ------------   ------------    ------------
         Total other income (expense), net                    48,601          22,520         93,489        (133,898)
                                                        ------------    ------------   ------------    ------------

         Income (loss) before income tax expense
            and extraordinary item                            92,442      (1,717,159)    (2,848,974)     (9,561,688)

Income tax expense (benefit)                                      --       3,800,000      2,012,844       3,800,000
                                                        ------------    ------------   ------------    ------------

         Income (loss) before extraordinary item              92,442      (5,517,159)    (4,861,818)    (13,361,688)
         Extraordinary gain on elimination of
           negative goodwill                                      --              --        255,287              --
                                                        ------------    ------------   ------------    ------------

         Net income (loss)                              $     92,442    $ (5,517,159)   $(4,606,531)   $(13,361,688)
                                                        ============    ============   ============    ============

         Earnings (loss) per common share before
         extraordinary item:

            Basic                                       $       0.01    $       (.70)   $      (.62)   $      (1.70)
                                                        ============    ============   ============    ============
            Diluted                                     $       0.01    $       (.70)   $      (.62)   $      (1.70)
                                                        ============    ============   ============    ============


           Extraordinary gain on elimination of
           negative goodwill -basic and diluted         $         --    $         --    $       .03    $         --
                                                        ============    ============   ============    ============


           Earnings (loss) per common share:

           Basic                                        $       0.01    $       (.70)   $      (.59)   $      (1.70)
                                                        ============    ============    ===========    ============
           Diluted                                      $       0.01    $       (.70)   $      (.59)   $      (1.70)
                                                        ============    ============    ===========    ============

Weighted average common and common equivalent shares

             Basic                                         7,860,866       7,860,866      7,860,866       7,860,866
                                                        ============    ============   ============    ============
             Diluted                                       7,862,235       7,860,866      7,860,866       7,860,866
                                                        ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Nine Months Ending
                                                                            September 30,
                                                                     2002                  2001
                                                                -----------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $  (4,606,531)       $(13,361,688)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Extraordinary gain on elimination of negative
        goodwill                                                     (255,287)                  -
      Depreciation and amortization                                   653,544           1,613,269
      Amortization of restricted stock                                      -              74,880
      Write-off of net deferred tax assets                          2,012,844           3,800,000
      Equity in losses of affiliate                                    56,666             135,165
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      332,873             607,618
        Inventories, net                                            3,996,801           9,039,742
        Prepaid expenses and other assets                             508,188            (308,076)
        Accounts payable and accrued expenses                         (49,177)         (3,934,570)
                                                                    ---------           ---------
           Net cash provided by (used in) operating activities      2,649,921          (2,333,660)
                                                                    ---------           ---------
Cash flows from investing activities:
    Proceeds from sale of investment securities                             -                  53
    Investment in affiliate                                          (482,700)            (74,999)
    Additions to property, plant and equipment                       (138,266)           (547,319)
                                                                    ---------            ---------
           Net cash provided by (used in) investing activities       (620,966)           (622,265)
                                                                    ---------            ---------
Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                            -           6,000,000
    Principal payments on long-term debt                             (304,569)            (83,395)
                                                                    ---------           ---------
           Net cash provided by (used in) financing activities       (304,569)          5,916,605
                                                                    ---------           ---------

Effect of exchange rate changes on cash                                13,800             (43,423)
                                                                    ---------           ---------

Net increase (decrease) in cash                                     1,738,186           2,917,257

Cash beginning of period                                            5,252,058           2,906,270
                                                                    ---------           ---------
Cash end of period                                              $   6,990,244        $  5,823,527
                                                                    =========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the year for:
    Interest                                                    $     235,937        $    310,956
                                                                    =========           =========
    Income taxes                                                $           -        $          -
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

     The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three months and nine months ending September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ending September 30, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

(2)   Liquidity

     On December 31, 2001, Zoom had cash of approximately $5.3 million. For the nine months ending September 30, 2002, the Company's net cash provided by operating activities was $2.5 million, and net cash used in investing and financing activities was $.9 million. On September 30, 2002, Zoom had cash of approximately $7.0 million. Currently, the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is operating performance improvement.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout 2001 and in the first nine months of 2002. The employee headcount was 329 at December 31, 2000, and 190 at September 30, 2002.

     In addition to expense reductions, the Company's liquidity in the remainder of 2002 is expected to be enhanced by the utilization of $3.0 million "no charge" components, as a result of supply agreements entered in 2001. Under these arrangements, the Company received $3 million of components at "no charge" in exchange for its commitment to purchase at least $8 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. Purchases of approximately $1.9 million have been made as of September 30, 2002 against the $8 million commitment. The utilization of "no-charge" components is expected to supplement the Company's cash flow in 2002 and 2003, as it will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. In the first nine months of 2002, the Company had a favorable impact to its cash flow from this arrangement of approximately $2.0 million. The favorable impact to the Company's statement of operations will be recognized on a delayed basis as a purchase discount over the total number of components acquired through the supply agreement.

     In 2000, the Company made a significant investment to build up its broadband access products, particularly cable modems. However, the Company was not able to penetrate the broadband modem and wireless local area network markets to the extent it had expected. On December 31, 2001 the Company had $4.1 million net inventory in broadband and wireless products and components. This inventory was primarily paid for in 2000 and 2001. Sales of products in 2002 and 2003 using any portion of this inventory are expected to enhance our liquidity in those years, as we will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. We are currently selling cable modems and wireless products that consume a portion of this inventory and we are pursuing additional orders in markets worldwide. At September 30, 2002 our balance of broadband and wireless net inventory was $2.0 million.

     Additionally, during the past several years the Company has experienced a declining demand for its dial-up modem products. Trends including the bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows, or the new V.92 and
V.44 modem standards grow sales through the Company's channels. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem, networking, and dialer markets.

     The Company's cash position on December 31, 2001 was $5.3 million and on September 30, 2002 was $7.0 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. These planned operations anticipate modest declines to modest increases in the sales of dial-up modems, as a result of V.92 deployment by some of the major Internet
Service Providers and/or continuing increases in market share, counteracting decreases in average selling prices, and some growth in the sales of broadband and wireless products. However, if the Company is unable to increase its revenues, continue to reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve the Company's intended business objectives could be adversely affected.

(3)  Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's reported net income (loss) is as follows:

                                    Three Months Ending                Nine Months Ending
                                        September 30,                      September 30,
                                ---------------------------       ---------------------------
                                    2002            2001              2002            2001
                                ------------   ------------       ------------   ------------
Basic:
  Net income (loss)            $    92,442    $(5,517,159)        $(4,606,531)   $(13,361,688)

Weighted average shares
  outstanding                    7,860,866      7,860,866           7,860,866       7,860,866
                                -----------    -----------         -----------    ------------
Net income (loss) per share    $      0.01    $      (.70)        $      (.59)   $      (1.70)
                                ===========    ===========         ===========    ============

Diluted:
  Net income (loss)            $    92,442    $(5,517,159)        $(4,606,531)   $(13,361,688)
Weighted average shares
  outstanding                    7,860,866      7,860,866           7,860,866       7,860,866

Net effect of dilutive stock
  options based on the
  Treasury stock method using
  average market price               1,369             --                  --              --

Weighted average shares
  outstanding                    7,862,235      7,860,866           7,860,866       7,860,866
                               -----------    -----------         -----------     -----------
Net income (loss) per share    $      0.01    $      (.70)        $      (.59)    $     (1.70)
                               ===========     ===========         ===========    ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 14,167 and 24,486 shares of common stock at September 30, 2002 and 2001, respectively, were outstanding but not included in the computation of diluted earnings per share for the nine months ended September 30, 2002 and 2001, as their effect would be antidilutive. Options to purchase 1,369 shares of common stock at September 30, 2001 were outstanding but not included in the computation of diluted earnings per share for the three months ended September 30, 2001, as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:             September 30, 2002      December 31, 2001
                                                        ------------------      -----------------
      Raw materials                                       $   2,603,018           $  6,276,480
      Work in process                                         1,777,767                462,389
      Finished goods                                          2,705,557              4,344,274
                                                             ----------             ----------
                                                          $   7,086,342          $  11,083,143
                                                             ==========             ==========

     During the nine months ending September 30, 2002 the Company recorded lower of cost or market write-downs of $812,596 related to broadband and wireless inventory.

(5)   Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income (loss) and its components; however, it has no impact on the Company's net income (loss). SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income
(loss).

   The components of comprehensive income (loss), net of tax, are as follows:

                                         Three Months Ending               Nine Months Ending
                                             September 30,                    September 30,
                                    ----------------------------     ---------------------------
                                        2002            2001             2002           2001
                                    ------------    ------------     ------------   ------------

 Net income (loss)                  $   92,442      $ (5,517,159)    $ (4,606,531)  $(13,361,688)

 Foreign currency translation
  adjustment                            62,751           132,536          154,044        (43,423)

 Net unrealized holding gain
  on investment securities                  --                --               --             53
                                   -----------      ------------     ------------   ------------
Comprehensive income (loss)         $  155,193    $  (5,384,623)     $ (4,452,487)  $(13,405,058)
                                   ===========     ============      ============   ============

(6)        Mortgage

     On January 10, 2001 the Company obtained a mortgage for $6 million on its real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5% per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The current rate of interest as of September 30, 2002 was 4.97% and interest expense was $232,568 and $336,761 for the nine months ending September 30, 2002 and 2001, respectively.

(7)    Commitments

     During the three and nine months ending September 30, 2002, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the fiscal year ending December 31, 2001.

     During 2001, the Company entered into an agreement to purchase the ground lease for a manufacturing facility located at 27 Drydock Avenue in Boston, Massachusetts (the "Drydock Building"). In connection with the proposed purchase of the Drydock Building, the Company paid $513,500 which was held in escrow as a deposit pending the closing of the transaction. Of this deposit, $25,000 was nonrefundable. When the Company was unable to obtain acceptable financing the seller (i.e., the then current leaseholder) retained the deposit pending resolution of some disputed facts concerning the Company's withdrawal from the transaction under the terms of the Purchase and Sale Agreement. While the Company believed that it was entitled to a return of the $488,500 refundable portion of the deposit plus interest, the seller directed the escrow agent to hold the funds pending resolution of the dispute.

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

     Under the Reinstatement Agreement, the Zoom Group agreed to purchase the Drydock Building, subject to financing and other contingencies, for a purchase price of $6.1 million, subject to adjustment. Effective August 29, 2002, the parties closed on the purchase and sale of the Drydock Building. Each member of the Zoom Group contributed $483,000 to fund the cash portion of the purchase price plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement, the Company has the right to sell its interest in the Zoom Group to the other members of the Zoom Group, and the right to purchase the other members' entire interests in the Zoom Group. The Company's right of sale expires on January 5, 2003. Should the Company exercise its sale right, it would be entitled to recover the full amount of all refundable investments (the $92,700 refundable portion of the $97,700 deposit and any additional investment made in the Zoom Group.) Under the Company's right to purchase, it has the option to purchase all the interests of the other members of the Zoom Group for a purchase price determined in accordance with a prearranged formula based upon the initial purchase price of the Drydock Building plus 20% a year, prorated after the first year. The Company has no obligation to exercise either its purchase or sale right, and no member of the Zoom Group has any right to require the Company to do so. Any decision to exercise any of these rights will be made by the independent directors of the Company.

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

(9)  Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's domestic and international net sales for the three months and nine months ending September 30, 2002 and 2001, respectively, were comprised as follows:

                  Three Months           Three Months              Nine Months          Nine Months
                     Ending     % of        Ending       % of         Ending    % of      Ending        % of
               Sept 30, 2002    Total   Sept 30, 2001    Total   Sept 30, 2002  Total   Sept 30, 2001   Total
               -------------    -----   -------------    -----  -------------   -----   -------------   -----
North America    $ 6,907,233      63%     $ 7,675,217      65%     $17,775,036     61%    $20,411,112     64%
International      3,971,101      37%       4,044,101      35%      11,284,090     39%     11,580,400     36%
                 -----------     ---      -----------      ---     -----------    ---     -----------    ---
Total             10,878,334     100%     $11,719,318      100%    $29,059,126    100%    $31,991,512    100%
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

(11) New Accounting Pronouncements

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not believe that the impact of adopting SFAS 146 will have a material impact on its consolidated financial statements.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 resulted in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, beginning on January 1, 2002, the Company records these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 were implemented in the first quarter of 2002 and prior period reported amounts have reclassified to conform to the new presentation. Third quarter 2001 results have been reclassified as follows:

                                   Three Months Ending             Nine Months Ending
                                       September 30,                  September 30,
                               ---------------------------     --------------------------
                                          2001                           2001
                                          ----                           ----
Revenues:

As previously reported                $ 12,317,900                   $ 33,408,216
As reclassified                         11,719,317                     31,991,512

Selling expenses:

As previously reported                $  2,400,686                   $  7,254,360
As reclassified                          1,802,103                      5,837,656

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

     We sell a very small amount of our hardware products to direct consumers and to customers via the Internet. We recognize revenue for all three types of our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify that ownership passes to the customer at the destination of delivery. Since it would be impractical to verify ownership change for each individual delivery to the destination point, we estimate the day the customer receives delivery based on our ship date and the carrier's published delivery schedule specific to the freight class and location.

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

     On January 1, 2002, we adopted FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The application of the guidance in Issue No. 00-14 and No. 00-25 resulted in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We had historically recorded these incentives as selling expenses. Under Issue No. 00-14 and No. 00-25, we are now recording these incentives as reductions of revenue for the current and prior periods. This change reduced revenues, which, in turn, reduced gross margins. The offset was an equal reduction of selling expenses. There was no change in net income (loss) for either the historical periods restated or the quarter ending September 30, 2002 (see note 11 to the consolidated financial statements). To ensure that the discounts and sales and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

     Accounts Receivable Valuation. We establish accounts receivable reserves for product returns, store rebates, consumer mail-in rebates, price protection refunds, and bad debts. These reserves are drawn down as actual credits are issued to the customer's accounts. Our total year bad-debt write-offs for 2000 and 2001 were .3% and .2% of total revenue, respectively. During the first nine months of 2002, our bad debt write-offs were .08% of total revenue.

     Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the materials will not be consumed. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. This resulted in a significant inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. During 2001, and to a lesser extent in the first nine months of 2002 (see note 2 to the consolidated financial statements), the sales prices for some of the products dropped below our cost and accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process involves comparing our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we permanently write-down the inventory on a "lower of cost or market" basis.

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing on January 1, 2002, provided that those components are offered at competitive terms and prices. Purchases of approximately $1.9 million have been made as of September 30, 2002 against the $8 million commitment. We are also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components, from a supplier over a two-year period commencing on January 1, 2002. In connection with these arrangements, we were entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based upon our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the $3.0 million of no-charge components in the first quarter of 2002. At September 30, 2002, the gross inventory value of the no-charge components has been reduced to $1.5 million, offset by a $2.4 million reserve in inventory, yielding a net inventory value of ($.9) million for inventory acquired under these arrangements. We expect that the remaining $1.5 million gross value of "no charge" components will be consumed in our manufacturing process and shipped in finished products to customers in the ensuing 12 months. If this occurs, our cash provided by (used in) operating activities in 2002 and 2003 is expected to be improved by $3.0 million, as we expect to avoid the purchase and payment of an equivalent dollar amount. In the first nine months of 2002, our purchases and payments of the components in question were approximately $2.0 million less than we would have expected without the no-charge components. Our statement of operations will reflect the $3.0 million of favorability as we ship products containing the components acquired under these supply arrangements. At the end of the third quarter ending September 30, 2002, the cumulative favorable impact of this arrangement to our statement of operations was $.6 million, with the favorable impact of $.1 million, $.2 million, and $.3 million in the first, second, and third quarters, respectively.

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

Results of Operations

     We recorded net sales of $10.9 million for our third quarter ending September 30, 2002, down 7.2% from $11.7 million in the third quarter of 2001. We reported an operating income of $0.04 million for the third quarter of 2002, compared to an operating loss of $1.7 million in the third quarter of 2001. We reported a net income of $0.1 million for our third quarter ending September 30, 2002 compared to a net loss of $5.5 million for the third quarter ending September 30, 2001. Earnings per share improved as we reported earnings of $0.01 per share for the third quarter of 2002 compared to a loss of $0.70 per share for the third quarter of 2001. Our net sales were $29.1 million and our operating loss was $2.9 million for the nine months ending September 30, 2002 compared to net sales of $32.0 million and an operating loss of $9.4 million for the nine months ending September 30, 2001. The net loss was $4.6 million, or $0.59 per share for the nine months ending on September 30, 2002 versus a net loss of $13.4 million, or $1.70 per share for the nine months ending September 30, 2001.

     Our total net sales in Q3 2002 decreased 7.2% from Q3 2001. This decline was primarily due to a large drop in OEM sales to one of our OEM customers. In Q3 2002 we did not generate any sales to this OEM customer as compared to sales of approximately $.6 million to this customer in Q3 2001. We are currently in discussions with this customer about renewed sales in 2003. Although our unit sales of dial-up modems were stronger,achieving our highest quarterly unit sales of dial-up modems in three years and reflecting our increased unit and dollar market share at retail in the U.S. and the U.K, our net sales of dial-up modems were down 5% in Q3 2002 as compared to Q3 2001 primarily because lower-priced modems had a higher share of our dial-up modem sales mix. In Q3 2002 net sales in our broadband and wireless categories increased compared to Q3 2001, with our strongest quarter sales to date of ADSL modems.

     Our gross profit increased to $3.2 million in Q3 2002 from $2.8 million in Q3 2001. Our gross profit percentage of net sales improved from 24.1% in Q3 2001 to 29.1% of net sales in Q3 2002. The improvement resulted primarily from our material and overhead cost reductions, which outpaced the continuing market-driven reduction in average selling prices, and lower inventory charges for obsolescence and lower of cost or market valuations. Our nine month year-to-date gross profit in 2002 increased to $6.9 million, or 23.9% of net sales, from $5.1 million, or 16.1% of net sales for the first nine months of fiscal 2001. The major reason for the low 16.1% gross profit percentage of net sales in the first nine months of 2001 was the recording of significant inventory write-downs and obsolescence reserves during that period, primarily relating to broadband modems and wireless networking products. Excluding the inventory charges for obsolescence and lower of cost or market write-downs in both years, our nine-month year-to-date gross profit percentage of net sales in 2002 was more comparable to the first nine months of fiscal 2001.

     Our operating expenses decreased by $1.4 million to $3.1 million in Q3 2002 from $4.6 million in Q3 2001. The decrease of $1.4 million was comprised of lower selling expenses of $.4 million, lower general and administrative expenses of $.6 million, and lower research and development expenses of $.5 million. We have reduced our worldwide staff from 243 employees on September 30, 2001 to 190 employees on September 30, 2002. We also continue to maintain a temporary wage freeze and tight controls on discretionary spending.

     Our operating expenses for the first nine months ending September 30, 2002 decreased by $4.7 million to $9.9 million compared to $14.6 million in the first nine months ending September 30, 2001. The decrease of $4.7 million was comprised of lower selling expenses of $1.4 million, lower general and administrative expenses of $2.0 million, and lower research and development expenses of $1.3 million. Our operating expenses for the nine months ending September 30, 2002 were 34.0% of net sales, compared to 45.5% for the first nine months of 2001.

     Selling expenses in Q3 2002 decreased to $1.4 million or 13.1% of net sales from $1.8 million or 15.4% of net sales in Q3 2001. Selling expenses were lower primarily because of reduced personnel costs, marketing costs, freight costs, commissions, and other selling expenses.

     Selling expenses for the nine months ending September 30, 2002 decreased in dollars to $4.5 million or 15.4% of net sales from $5.8 million or 18.2% of net sales in the nine months ending September 30, 2001. The dollar decrease was mainly due to reduced personnel costs, marketing costs, freight costs, and other selling expenses.

     General and administrative expenses were $0.8 million or 7.6% of net sales in Q3 2002 compared to $1.4 million or 12.2% of net sales in Q3 2001. General and administrative expenses were lower primarily due to lower depreciation and amortization, personnel costs, insurance costs, and bad debt expense, partially offset by increases in legal and audit expenses and printing. Our general and administrative expenses in Q3 2001 included goodwill amortization of $.5 million, compared to no amortization in Q3 2002, as a result of the write-off of our goodwill assets in Q4 2001.

     General and administrative expenses for the nine months ending September 30, 2002 decreased to $2.6 million or 8.9% of net sales from $4.6 million or 14.3% of net sales in the nine months ending September 30, 2001. The decrease was primarily due to lower depreciation and amortization, personnel costs, bad debt expense, bank fees, real estate taxes, facility maintenance costs, business insurance costs, and legal expenses, partially offset by increases in outside services, postage, and filing fees.

     Research and development expenses decreased to $0.9 million or 8.1% of net sales in Q3 2002 from $1.3 million or 11.4% of net sales in Q3 2001. Research and development costs decreased primarily as a result of reduced personnel costs and fees for consulting and outside services, and reduced fees associated with obtaining licenses and third-party approvals. Development and support continues on all of our product lines.

     Research and development expenses for the nine months ending September 30, 2002 decreased to $2.8 million or 9.7% of net sales from $4.2 million or 13.0% of net sales in the nine months ending September 30, 2001. The decrease was primarily due to reduced personnel costs and fees for consulting and outside services, reduced fees associated with obtaining licenses and third-party approvals, and other research and development expenses.

     Other income (expense) net improved from income of $0.02 million in Q3 2001 to income of $.05 million in Q3 2002. Included in other income (expense) are interest income, interest expense, and other income, net.

o Interest income. Interest income decreased to $.02 million in Q3 2002 from $.05 million in Q3 2001. The decrease was the result of our lower earned interest rate partially offset by the interest earned on a higher average invested cash balance during Q3 2002 compared to Q3 2001. The average interest rate earned in 2002 was approximately 165 basis points lower in Q3 2002 than in Q3 2001.
o Interest expense. Interest expense decreased to $.07 million in Q3 2002 from $.12 million in Q3 2001. The interest expense decrease is due to a lower interest rate for the $6.0 million mortgage taken out in January 2001 on our headquarters building. This interest is adjusted annually in January of each year.
o Other income, net. Other income and non-interest income remained relatively unchanged at $.10 million, comparing Q3 2002 to Q3 2001.

     Other income (expense) net improved from expense of $.13 million in the first nine months of 2001 to income of $.09 million in first nine months of 2002. Included in other income (expense) are interest income, interest expense, equity in losses of an affiliate, and other income, net.

o Interest income. Interest income decreased to $.09 million in the first nine months of 2002 from $.17 million in the first nine months of 2001. The decrease was the result of our lower earned interest rate which was partially offset by a higher average invested cash balance during the first nine months of 2002 compared to 2001. The average interest rate earned in the first nine months of 2002 was approximately 260 basis points lower than in the first nine months of 2001.
o Interest expense. Interest expense decreased to $.23 million in the first nine months of 2002 from $.34 million in the first nine months of 2001. The interest expense decrease is due to a lower interest rate for the $6.0 million mortgage taken out in January 2001 on our headquarters building. This interest rate is adjusted annually in January of each year.
o Equity in losses of affiliate. Our equity losses in an affiliate were $.06 million in the first nine months of 2002 compared to $.14 million in the first nine months of 2001. Our investment balance in the affiliate is zero as of September 30, 2002.
o Other income, net. Other income and non-interest income increased to $.29 million in first nine months of 2002 from $0.17 million in the first nine months of 2001. The main reason for the increase was the reversal of a reserve for $0.1 million relating to a dispute involving a deposit that was resolved in March 2002. Other activity in this account includes foreign exchange transaction losses which were $.05 million in the first nine months of 2002 compared to $0.07 million for the first nine months of 2001 and an increase in rental income to $0.25 million for the first nine months of 2002 compared to $0.19 million for the first nine months of 2001.

     Income tax expense was zero for the three months ending September 30, 2002 and $3.8 million for the three months ending September 30, 2001. Income tax expense was $2.0 million for the nine months ending September 30, 2002 and $3.8 million for the nine months ending September 30, 2001. In Q3 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. This was equal to 100% of the tax benefits derived from our 2001 pre-tax losses and certain of our pre-tax losses incurred prior to 2001. Management's decision to record the valuation allowance was based on the uncertain recoverability of the deferred tax asset balance. Based on our specific tax planning strategy to sell our appreciated headquarters building in Boston, a $2.013 million deferred tax asset remained on our balance sheet until the first quarter ending March 31, 2002, when we recorded an additional income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflects our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston. This reserve is also discussed under the caption "Critical Accounting Policies" set forth herein.

Liquidity and Capital Resources

     We ended the third quarter of 2002 with cash of $7.0 million and working capital of $15.7 million.

     Operating activities generated $2.5 million in cash during the first nine months of 2002. Our net loss during the first nine months of 2002 was $4.6 million, which included significant non-cash charges for a write-off of net deferred tax assets of $2.0 million, a cost of sales charge for obsolescence and lower of cost or market write-downs of $.8 million, and depreciation and amortization of $.7 million. These non-cash charges were partially offset by an extraordinary non-cash gain on the elimination of negative goodwill of $.3 million. The net loss during the first nine months of 2002 excluding these major non-cash charges and gain was $1.4 million. Sources of cash from operations included reduction of inventory, excluding the above-mentioned obsolescence and lower of cost or market adjustments, of $3.2 million, a reduction of prepaid expenses of $.5 million, and a reduction of accounts receivable of $.2 million. The reduction of inventory was primarily due to reduced inventory purchases as a result of the receipt of no-charge components from key component vendors. Uses of cash from operations were the net loss and a decrease in accounts payable and accrued expenses of $.1 million.

     Investing activities used $.5 million in cash for an investment in an affiliate and $.1 million for capital expenditures during the first nine months of 2002. The investment in an affiliate was our 20% investment in Zoom Group, LLC, formed to purchase the Drydock building and discussed in further detail in the Commitments section of this document. We do not have any significant capital commitments, and we anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     During the first nine months of 2002, we used cash for financing activities of $.3 million consisting of $.12 million for nine monthly principal payments plus a one-time principal reduction payment of $.18 million on the $6.0 million mortgage on our headquarters facility. The one-time principal reduction payment was requested by the mortgage holder in September 2002, following an appraisal of our headquarters building of $9.3 million, in order to maintain the 60% maximum loan-to-value ratio specified in the mortgage agreement. Principal on the loan is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the one-year Federal Home Loan Bank rate plus
2.5 % per annum. The interest rate for the current year is 4.97%.

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

     To conserve cash and manage our liquidity, we have reduced our worldwide staff from 243 employees on September 30, 2001 to 190 employees on September 30, 2002. We continue to maintain our temporary wage freeze and our controls on discretionary spending. We will continue to assess our cost structure as it relates to our revenues and cash position in the remainder 2002, and we may make further reductions if the actions are deemed necessary.

     In addition to expense reductions, our liquidity in 2002 is expected to be enhanced by the utilization of a portion of approximately $3.0 million of "no charge" components as a result of supply agreements entered in 2001. Under these arrangements, we are committed to purchase at least $8.0 million of components over the 30-month period commencing January 1, 2002, provided that those components are offered at competitive terms and prices. The utilization of "no-charge" components is expected to supplement our cash flow in 2002 and 2003, as we will be able to avoid the purchase and payment of an equivalent dollar amount of inventory. We believe that we have had a favorable impact to our cash flow in the first nine months of 2002 resulting from this arrangement of approximately $2.0 million.

     On December 31, 2001 we had $4.1 million net inventory in broadband and wireless products and components. This inventory was primarily paid for in 2000 and 2001. Sales of products in 2002 and 2003 using any portion of this inventory are expected to enhance our liquidity in those years, as we will be able to avoid the purchase and payment of an equivalent dollar amount of new materials. We are currently selling cable modems and wireless products that consume a portion of this inventory and we are aggressively pursuing additional orders in markets worldwide. At September 30, 2002 our balance of broadband and wireless net inventory was $2.0 million.

     Our cash position on December 31, 2001 was $5.3 million, which improved to $7.0 million at September 30, 2002. We believe we have sufficient resources to fund our planned operations over the next 12 months. These planned operations anticipate steady to modest increases in the sales of dial-up modems, as a result of V.92 deployment by some of the major Internet Service Providers and/or continuing increases in market share, and steady growth in the sales of broadband and wireless products. However, if we are unable to increase our revenues, reduce our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During the nine month period ending September 30, 2002, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the fiscal year ending December 31, 2001.

     During 2001, we entered into an agreement to purchase the ground lease for a manufacturing facility located at 27 Drydock Avenue in Boston, Massachusetts (the "Drydock Building"). In connection with the proposed purchase of the Drydock Building, we paid $513,500 which was held in escrow as a deposit pending the closing of the transaction. Of this deposit, $25,000 was nonrefundable. When Zoom was unable to obtain acceptable financing the seller (the then current leaseholder) retained the deposit pending resolution of some disputed facts concerning Zoom's withdrawal from the transaction under the terms of the Purchase and Sale Agreement. While we believed that we were entitled to a return of the $488,500 refundable portion of the deposit plus interest, the seller directed the escrow agent to hold the funds pending resolution of the dispute.

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

     Under the Reinstatement Agreement, the Zoom Group agreed to purchase the Drydock Building, subject to financing and other contingencies, for a purchase price of $6.1 million, subject to adjustment. Effective August 29, 2002, the parties closed on the purchase and sale of the Drydock Building. Each member of the Zoom Group contributed $483,000 to fund the cash portion of the purchase price plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement we have the right to sell our interest in the Zoom Group to the other members of the Zoom Group, and the right to purchase the other members' entire interests in the Zoom Group. Our right of sale expires on January 5, 2003. Should we exercise our sale right, we would be entitled to recover the full amount of all refundable investments (the $92,700 refundable portion of the $97,700 deposit and any additional investment made in the Zoom Group.) If we exercise this right, the other members will be jointly and severally liable to pay this amount within ninety (90) days. Our right to purchase the interests of the other members of the Zoom Group expires on December 31, 2005. Under our right to purchase, we have the option to purchase all the interests of the other members of the Zoom Group for a purchase price determined in accordance with a prearranged formula based upon the initial purchase price of the Drydock Building plus 20% a year, prorated after the first year. We have no obligation to exercise either our purchase or sale right, and no member of the Zoom Group has any right to require us to do so. Any decision to exercise any of these rights will be made by the independent directors of Zoom.

Recently Issued Accounting Standards

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe that the impact of adopting SFAS 146 will have a material impact on our consolidated financial statements.

     FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 resulted in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We have historically recorded these incentives as selling expenses. Under Issue No. 00-14, beginning on January 1, 2002, we began recording The Company has historically recorded these incentives as selling expenses. Under Issue No. 00-14, beginning on January 1, 2002, the Company records these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. Issue No. 00-14 and 00-25 were implemented in the first fiscal quarter of 2002 and prior period reported amounts have reclassified to conform to the new presentation (see note 11 to the consolidated financial statements).

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

     We incurred a net loss of $4.6 million in the first nine months of fiscal 2002 and net losses of approximately $18.3 million in fiscal 2001, $3.1 million in fiscal 2000, and $1.4 million in fiscal 1999. During 1999 through 2001, our revenue declined from $62.2 million in 1999 to $57.7 million in 2000 and $41.6 million in 2001. In the nine months ending on September 30,2002, our revenue was $29.1 million, a 9.2% decline from the prior year's first nine months. The cash used in operations during 1999 through 2001 was $2.6 million in 2001, $8.0 million in 2000, and $2.7 million in 1999. In the first nine months of 2002, our cash provided from operations was positive, at $2.5 million. As of September 30, 2002 we had net working capital of $15.7 million including cash of $7.0 million.

     We attribute the decline of our business primarily to a decline in the retail dial-up modem market and delays in the roll-out of the V.92 modem standard. We anticipate that we will continue to incur significant expenses for the foreseeable future as we:

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

     The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. As the market for cable and ADSL modems matures and competition between cable and ADSL service providers intensifies, it is likely that there will be increased retail distribution of cable and ADSL modems. While increased retail sale of broadband modems could increase our sales of these products, it could further reduce demand for our dial-up modems. Decreasing average selling prices and reduced demand for our dial-up modems would result in decreased revenue for dial-up modems, which has been our primary source of revenue.

     We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

     With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband, cable and ADSL, modem markets. These markets have been challenging markets, with significant barriers to entry, that have adversely affected our sales to these markets. Although some cable and ADSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

     Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2001, approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. In the first nine months of 2002, approximately 45% of our net sales were attributable to three customers, each of whom accounted for 10% or more of our net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2001, we recorded a reduction of revenue of $.9 million for customer price protection. In the first nine months of 2002, we recorded a reduction of revenue of $.3 million for price protection.

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

     During  fiscal  2000,  in  anticipation  of  future  sales of our  recently introduced broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. Since that time, most of these component shortages have been alleviated. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At September 30, 2002, our inventory level is $7.1 million, a reduction of $4.0 million from December 31, 2001 primarily attributable to reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

We may be unable to produce sufficient quantities of our products because we depend on third party manufacturers. If these third party manufacturers fail to produce quality products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

     We use contract manufacturers to partially manufacture our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use six contract manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

 We are subject to the following risks because of our reliance on third party manufacturers:

o    reduced management and control of component purchases;
o    reduced control over,delivery schedules;
o    reduced control over quality assurance;
o    reduced control over manufacturing yields;
o    lack of adequate capacity during periods of excess demand;
o    limited warranties on products supplied to us;
o    potential increases in prices;
o interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and
o    misappropriation of our intellectual property.

 We may be unable to produce sufficient quantities of our products because we obtain key components from, and depend on, sole or limited source suppliers.

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase dial-up and broadband modem chipsets from Conexant Systems and Agere Systems. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, networking, routers, and gateways. We purchase chipsets for our wireless network interface cards from Intersil Corporation. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

 We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete. Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, GVC, SONICblue, and US Robotics.
o Cable modem competitors: D-Link, Linksys, Motorola, Samsung, Scientific Atlanta, Thomson, and Toshiba.
o ADSL modem competitors: Alcatel, Siemens (formerly Efficient Networks), U.S.Robotics, and Westell.
o Wireless Local Area Network competitors: 3Com, Buffalo Technologies, Cisco Systems, D-Link, Intel, Linksys, Proxim, and SMC.

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

     Our international sales accounted for approximately 29% in fiscal 2000 and 38% in fiscal 2001. In Q3 2002 our international sales accounted for approximately 37% of our revenues. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

     We may pursue acquisitions of related businesses, technologies, product lines, or products. Our identification of suitable acquisition candidates involves risk inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention, risk of increased leverage, shareholder dilution, risk associated with unanticipated problems, and risks associated with liabilities we assume.

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

     Based upon information provided to us, our executive officers and directors beneficially own, in the aggregate as of September 30, 2002, approximately 23.9% of our outstanding common stock. As a result, these shareholders could significantly influence certain matters to be voted on by the shareholders. These matters include the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions. These executive officers and directors may vote as shareholders in a manner that is not in your best interests.

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

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     This report contains forward-looking information relating to Zoom's plans, expectations and intentions, including statements relating to Zoom's dial-up modem, cable modem, ADSL modem, wireless networking, and dialer sales and development activities, the anticipated growth of sales resulting from the V92 service rollout, the anticipated development of Zoom's markets and sales channels, the anticipated level of demand for Zoom's products, the anticipated effect of the "no charge" components will have on Zoom's liquidity, the anticipated impact of Zoom's cost-cutting initiatives, Zoom's ability to continue listing on the Nasdaq National Market or, if necessary, obtain listing on the Nasdaq Small Cap market, and Zoom's financial condition or results of operations. Actual results may be materially different than those expectations as a result of known and unknown risks, including: Zoom's continuing losses; Zoom's ability to obtain additional financing for working capital and other purposes; Zoom's ability to effectively manage its inventory; uncertainty of new product development and introduction, including budget overruns, project delays and the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated, and other delays in shipments of products; the early stage of development of the cable and ADSL data communications markets, the uncertainty of market growth of those markets, and Zoom's ability to more successfully penetrate those markets, which have been challenging markets with significant barriers to entry; Zoom's dependence on one or a limited number of suppliers for certain key components; rapid technological change; competition; the risk that Zoom's common stock will be delisted from the Nasdaq National Market or be unable to qualify for listing on the Nasdaq Small Cap Market; and other risks set forth in herein and in Zoom's other filings with the Securities and Exchange Commission. Zoom cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Zoom expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Zoom's expectations or any change in events, conditions or circumstance on which any such statement is based.

Item 4.  Controls and Procedures.

     Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

     Since the last evaluation of our internal controls and procedures for financial reporting, Zoom has made no significant changes in those internal controls and procedures or in other factors that could significantly affect our internal controls and procedures for financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Events and Information

NASDAQ Hearing

     We received a letter from the Nasdaq Stock Market stating that Zoom had not regained compliance with the $1.00 minimum bid requirement for the Nasdaq National Market and that our common stock would be delisted on October 30, 2002. We have requested a hearing regarding the delisting, which has been scheduled for December 12, 2002. Pending the outcome of the hearing, our common stock will continue to be listed on the Nasdaq National Market. If the outcome of our hearing is not successful, Zoom intends to apply for listing on the Nasdaq Small Cap Market. Zoom believes it currently meets the requirements to transfer to the Nasdaq Small Cap Market.

SFAS No. 142 Disclosure

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. On January 1, 2002, we did not report any goodwill or other intangible assets on our consolidated balance sheet. On January 1, 2002, the Company recorded an extraordinary gain of $255,287 upon the adoption of SFAS No. 142, which resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet related to a previous acquisition.

     We believe that all audited financial statements incorporated by reference into our open registration statements are fairly presented, in all material respects, without transitional disclosure. Accordingly, we present in this quarterly report, net loss before goodwill amortization, net of tax and related per share amounts for the years ended December 31, 1999, 2000 and 2001 as follows (in thousands, except per share amounts):

Year ended

                                          December 31,        December 31,        December 31,
                                             1999                 2000                2001

Net loss as reported                      $ (1,409)            $ (3,077)          $ (18,329)
Add back: Goodwill amortization
expense, net of tax effect                     421                  569                 781
                                            ------                -----               -----
Adjusted net loss                         $   (988)            $ (2,508)         $  (17,548)

Basic and diluted loss per
share, as reported                        $  (0.19)           $   (0.39)         $    (2.33)
Add back: Goodwill amortization
expense, net of tax effect                    0.06                 0.07                0.10
                                             -----                -----               -----
Pro-forma basic and diluted
loss per share                            $  (0.13)           $   (0.32)         $    (2.23)

ITEM 6 - Exhibits and reports on Form 8-K


(a)  Exhibits

     99.1    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002

(b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2002.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ZOOM TECHNOLOGIES, INC.


Date: November 13 , 2002       By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: November 13, 2002        By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance
                               and Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                                  CERTIFICATION

I, Frank B. Manning, Chief Executive Officer of Zoom Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zoom Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
-----------------------
/s/ Frank B. Manning,
Chief Executive Officer

                                  CERTIFICATION

I, Robert Crist, Chief Financial Officer of Zoom Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zoom Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
-----------------------
/s/ Robert Crist,
Chief Financial Officer