Form 10-K
period 2002-12-31
ZOOM TECHNOLOGIES INC
filed 2003-03-28
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
             (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-18672

                             ZOOM TECHNOLOGIES, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      Delaware                                  51-0448969
                      --------                                  ----------
           (State or Other Jurisdiction of                (I.R.S. Employer
             Incorporation or Organization)               Identification No.)

          207 South Street, Boston, Massachusetts               02111
          (Address of Principal Executive Offices)            (Zip Code)

       Registrant's Telephone Number, Including Area Code: (617) 423-1072
        Securities Registered Pursuant to Section 12 (b) of the Act: None
          Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

The  aggregate  market  value of the  common  stock,  $0.01  par  value,  of the registrant held by non-affiliates of the registrant as of June 28, 2002 (computed by reference to the closing price of such stock on The Nasdaq Market on such date) was approximately $6,288,693.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 20, 2003 was 7,858,266 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2003 annual meeting of shareholders to be filed with the SEC in April 2003 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

o    the timing of new product introductions;
o    the success of our V.92 dial-up modems;
o    ability to reach our goal of returning to profitability;
o the anticipated development and expansion of our markets and sales channels;
o    investment in resources for product design in foreign markets;
o    the development of new competitive technologies and products;
o    approvals, certifications and clearances for our products;
o    production schedules for our products;
o    market acceptance of new products;
o    business strategies;
o    dependence on significant suppliers;
o    dependence on significant manufacturers, distributors and customers;
o    the availability of debt and equity financing;
o    general economic conditions;
o    the realization of cash improvement from the sale of excess inventory;
o the realization of cash improvement from the utilization of no-charge components;
o    the impact of our cost-savings initiatives; and
o    our financial condition or results of operations.

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

PART I

ITEM 1 - BUSINESS

Overview

We design, produce and market dial-up and broadband modems, speed dialers, and other communications products. Our primary objective is to build upon our position as a leading supplier of Internet access devices and to take advantage of a number of emerging trends in communications including enhanced Internet access, higher data rates, and new voice and multimedia applications.

To date our revenues have come primarily from sales of our dial-up modems. Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and images. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet and local area networks, at top data speeds up to 56,000 bits per second. Most of our modems connect to a single telephone line, but we also make multi-line modems which can connect to up to sixteen telephone lines. We also have a line of integrated services digital network ("ISDN") products, which can transmit and receive data simultaneously at up to 128,000 bits per second.

In response to increased demand for faster connection speeds and increased modem functionality, we have invested resources to expand our product line to include cable and ADSL modems and related broadband access products. Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S., the U.K., and other countries now include cable service providers, original equipment manufacturers, and retailers.

Our Asymmetric Digital Subscriber Line modems, known as ADSL modems, provide a high-bandwidth connection to the Internet through a standard telephone line that typically connects to compatible ADSL equipment in or near the central telephone office. We are now shipping four ADSL modems: one internal PCI bus model and three external models.

We have been designing a new generation of telephone dialers and related telephony products. In the early 1980s Zoom introduced its first generation of dialers, including Demon Dialertm and Hotshottm. Dialers simplify the placing of a phone call by dialing digits automatically. Zoom's new generation of dialers includes a model designed for alternative long distance companies, and a second model designed for use with prepaid phone cards. Zoom plans to extend its proprietary dialer technology into a wide range of telephony products.

Zoom also has a line of cameras designed to be used with personal computers. Some "web camera" models only function when they are connected to a computer, and allow storage or transmission of a still picture or moving video. Some new models also work when they are not connected to the computer; so that pictures or videos can be stored into the camera away from the computer, and later downloaded into the computer.

We were incorporated in British Columbia under the name 1519 Holdings Ltd. on July 7, 1986 and subsequently changed our name to Zoom Telephonics, Inc. on October 1, 1987. On June 28, 1991, we changed our jurisdiction of incorporation from British Columbia to Canada. In February 2002 we changed our jurisdiction of incorporation from Canada to the State of Delaware and changed our corporate name to Zoom Technologies, Inc. Our operations continue to be carried out by our wholly owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. Our principal executive offices are located at 207 South Street, Boston, MA 02111 and our telephone number is (617) 423-1072.

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems and integrated services digital network, or ISDN, modems link PCs and portable information devices through the telephone network and connected networks, including the Internet and local area networks. Similarly, our cable modems use the cable-TV cable and our ADSL modems use the local telephone line to provide a high-speed link to the Internet. Our dialers can be used to route voice calls to a voice-over-IP network including the Internet. Our PC cameras provide pictures that can be communicated over the Internet.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including IBM PC-compatibles, the Apple MacIntosh and other computers. Our external models include desktop models and multi-line modems with up to sixteen modems in an enclosure. Our PCMCIA modems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, our modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. We began shipping pre-standard K56flextm 56K modems in the second quarter of 1997. In February 1998, a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. V.90 is now widely deployed in equipment made by central site manufacturers, and most of our dial-up modem sales include V.90. We are now also shipping V.92 modems, which offer increased functionality and faster upstream data rates than other dial-up modems. We expect V.92 modems to take an increasing and ultimately larger share of the dial-up modem market because of these increased functions.

In March and April of 1999, we acquired substantially all of the modem assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000, we acquired the trademark and product rights to Global Village products. Global Village is a leading modem brand for Apple MacIntosh computers. We now sell and market dial-up modems under the Zoom, Hayes and Global Village names, as well as under various other private-label brands developed for some of our large accounts.

In 2000, 2001, and 2002, our dial-up modems and related products comprised of approximately 92%, 83%, and 84% of our sales respectively.

The following sets forth some of the key features incorporated in one or more of our dial-up modems:

o ZoomGuardtm. ZoomGuard represents the protective circuitry added to our modems to improve their ability to withstand the effects of lightning striking a phone line to which the modem is connected. For most modem manufacturers, lightning is a major cause of field failures.
o PC Card Guard tm. PC Card Guard represents the protective circuitry added to our PCMCIA modems to protect against destruction caused by plugging the modem into a digital PBX phone jack. We were one of the first companies to develop this useful feature.
o Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval.
o Channel 2tm. Channel 2 is our trademark for a feature that works with the optional Call Waiting feature available from some phone companies. Channel 2 permits the modem to recognize an incoming call when the modem is on-line, so that the user can determine how to handle the call.
o Distinctive Ring. Distinctive Ring is a service offered by telephone companies that assigns more than one phone number to a single phone line, with each number ringing differently. This service along with appropriate modem functionality allows someone to arrange for one phone number to be answered as a phone line, a second number to be answered as a fax line, and a third number to be answered as a data line. We have been issued a United States patent related to our distinctive ring technology.
o Plug & Play. Microsoft's Windows software supports Plug & Play, a standard that is intended to allow the installation of Plug & Play-compatible peripherals like modems with limited hardware configuration by the end-user.

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

Cable Modems

Each cable service provider has its own approval process, in which the cable service provider may require CableLabs(R) certification in addition to the cable service provider's own company approval. We have obtained CableLabs(R)
certification for four types of DOCSIS-standard cable modems - PCI, USB, Ethernet, and Ethernet/USB models. Some of these models have also received cable service provider approvals; for instance, the Ethernet/USB model includes approvals by AT&T, Adelphia, Charter, Comcast, Cox, and Mediacom. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Scientific Atlanta.

In 2002 Zoom was successful at gaining new cable service provider approvals, and in upgrading firmware where appropriate for some customers. In 2003 we expect to continue to sell cable modems to cable service providers and original equipment manufacturers both inside and outside the US. We are already selling cable modems through some high-volume retailers in the US, and we hope to expand sales through that channel. So far sales through the retail channel have been handicapped by a number of factors, including the approval process described above and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider.

ADSL Modems.

Our ADSL modems incorporate the standards that are most popular with U.S. telephone companies and Internet Service providers, including G.DMT and G.Lite. In 2000, we designed and shipped our first ADSL modems, an external USB model and an internal PCI model. In 2002 we introduced new USB and PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features.

Wireless

In  general  we  are  de-emphasizing   wireless  network  interface  cards,  and
concentrating our wireless network product plans on broadband modems with built-in wireless networking capability.

Full-Color Video Cameras and Other Video Products.

In late 1997 we shipped the Zoom/Video Cam, a full-color PC video camera. Since then we have introduced new PC camera models. We have limited hardware product development in the video area. Typically we purchase another company's camera hardware, and license appropriate packing and documentation to achieve a finished product. We are continuing to expand our line of PC cameras to utilize our sales channels and to benefit from the growing market for low-cost cameras.

Dialers and Related Telephony Products.

Our dialers simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer(R), in 1981, and in 1983 began shipping the Hotshot(TM) dialer. As the dialer market diminished due to equal access, we focused on modems and other peripherals for the personal computer market. In the second half of 2003, we expect to commence shipping a new generation of dialers incorporating proprietary technology. Our proprietary technology includes proprietary hardware, firmware, and software, and is currently protected by one U.S. patent. These dialers are well suited to easily route appropriate calls through money-saving long-distance service providers. We expect to sell some of our dialer models to long-distance service providers, and other models to high-volume retailers. In 2002, dialer products represented under 1% of Zoom's sales.

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

During 2002, our customers who accounted for more than 10% of our total sales were Staples, Best Buy, and DSG Retail. Together, these 3 customers accounted for 43% of our total sales. The loss of any of these customers, or a significant reduction in sales to these customers, could have a material adverse effect on our business.

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

System Integrators and Original Equipment Manufacturers.

Our OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of personal computer manufacturers by providing on-time delivery of high-quality, reliable, cost-effective products with strong engineering and sales support. We believe many of these customers also appreciate the improvement in their products' image due to use of a Zoom or Hayes brand modem.

International Channels.

In international markets, we sell our products primarily through independent distributors and retailers. Our international distributors include Beijing Tide Hightech Co. Ltd, Computer 2000, Criterium, Informatics, Micro Peripherals, Pouladis, UMD, and others. Our major European high-volume retailers include Business Logic, Centromail, DSG Retail (Dixons, PC World, and PC City), Time Computers, and others. Our international net sales as a percentage of total sales have grown from 8% in 1994 to 40% in 2002. Our revenues from international sales were $17.2 million in 2000, $15.7 million in 2001, and $14.9 million in 2002. See note 17 to our accompanying financial statement for further information regarding our geographic sales. Approximately 56%, 61% and 70% of our international sales in 2000, 2001 and 2002, respectively, were customers in the United Kingdom. We believe sales growth outside of the United States will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, and native-language instruction manuals, software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future.

Sales, Marketing and Support

Our sales, support, and marketing are primarily managed from our headquarters in Boston, Massachusetts and our technical support office in Boca Raton, Florida. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products primarily through commissioned independent sales representatives managed and supported by our own staff. Most major cable service providers are serviced by our employees. North American technical support is primarily handled from our Boston headquarters location and from our technical support offices in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom. Warehousing, customs clearance, and shipping for the United Kingdom and some other European countries are primarily handled by contract with an unaffiliated specialist in these services located in England. For countries outside North America and Europe, our in-house staff typically works directly with country-specific distributors. Our worldwide OEM sales are primarily handled by our staff in the United States and United Kingdom, who are at times assisted by our sales staff or commissioned sales representatives. See note 17 to our accompanying financial statements for geographic information regarding our sales.

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

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who currently provide telephone support six days per week. Our technical support specialists also maintain a significant World Wide Web support facility that includes email, firmware and software downloads, and the SmartFactstm Q&A search engine. In 2001 we expanded our European technical support to enable users in other countries to access support in their own language. This support is generally provided by our support staff in Boston, Florida, and the United Kingdom.

Research and Development

Our research and development efforts are focused on developing new products for PC communications markets, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers, who work with us to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modem and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2002 we had 22 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 2000, 2001 and 2002 we expended $6.2 million, $5.3 million, and $3.5 million, respectively, on research and development activities.

Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly, primarily in China, Korea, Taiwan, and the United States to help assure reduced costs, rapid market entry, short lead times, and reliability. For some products we supply large kits of parts to one of several automated contract manufacturers. For other products, particularly those manufactured in Asia, our contract manufacturers obtain some of the material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. The contract manufacturers insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our manufacturing facilities in Boston, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing in our Boston manufacturing facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

We usually use one primary contract manufacturer for a given design. We sometimes maintain back-up production tooling at a second assembler for our highest-volume products. Our contract manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently, a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime"). The loss of SameTime's services or a material adverse change in SameTime's business or in our relationship with SameTime could materially and adversely harm our business. To lessen the risk associated with using one manufacturer of a substantial portion of our products, we are also using Vtech, Mac Systems, Taicom, Abocom, Behaviour Tech, SIS (Southern Info. Systems) and Billion to manufacture various of our products.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently buy dial-up modem chipsets exclusively from the two highest-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. and Agere Systems Inc. Conexant and Agere have significant resources for semiconductor design and fabrication, analog and digital signal processing, and communications firmware development. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. We also buy chipsets for our ADSL modems from Conexant. Some of our chipset suppliers provide us certain concessions and incentives, such as reduced prices or free chipsets, if we purchase or agree to purchase a certain dollar amount of products from these suppliers. Our commitments to purchase products from these suppliers are described in further detail in Item 7 of this report and in note 7(b) to our accompanying financial statements.

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

Competition

The PC communication products industry is intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological advances and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

o    successfully anticipate customer demand accurately;
o manage our product transitions, inventory levels, and manufacturing process efficiently;
o distribute or introduce our products quickly in response to customer demand and technological advances;
o    differentiate our products from those of our competitors; or
o    otherwise compete successfully in the markets for our products.

Our primary competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, GVC, Intel, Sitecom, SONICblue, and US Robotics.
o Cable modem competitors: Com21, D-Link, Linksys, Motorola, Netgear, Scientific Atlanta, SMC, Terayon, Thomson, and Toshiba.
o ADSL modem competitors: 3Com, Alcatel, Siemens (formerly Efficient Networks), Thomson, US Robotics, and Westell.

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

o    product performance, features, and reliability;
o    price;
o    brand image;
o    product availability and lead times;
o    size and stability of operations;
o    breadth of product line and shelf space;
o    sales and distribution capability;
o    technical support and service;
o    product documentation and product warranties;
o    relationships with providers of broadband access services; and
o    compliance with industry standards.

We believe we are able to provide a competitive mix of the above factors for all of our main product areas, particularly when our products are sold through retailers or computer product distributors. We are less successful in selling directly to providers of broadband access services.

Cable and ADSL modems transmit data at significantly faster speeds than dial-up modems, which still account for the vast majority of our revenues. Cable and ADSL modems, however, are generally more expensive than dial-up modems and typically require a more expensive Internet access service. In addition, the use of cable and ADSL modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and ADSL modems in the year 2000. In the year 2002, most of our competitors' cable and ADSL modem products were sold through cable service operators, phone companies, and Internet Service Providers. Only about 11% of new US cable modem placements in 2002 were sold at retail, and an even lower percentage were sold through retailers in most other countries. ADSL had even less success at retail in the US. Some European countries, however, significantly expanded their retailer sale of ADSL modems in 2002, particularly in those countries that encouraged competition with the incumbent telephone company. In the U.K., for instance, this resulted in Zoom placing four ADSL modem models into DSG Retail.

Successfully penetrating the broadband modem market presents a number of challenges, including:

o    the current limited retail market for broadband modems;
o the relatively small number of cable, telecommunications and Internet service providers that make up a substantial part of the market for broadband modems;
o    the significant  bargaining power of these large volume  purchasers;
o the time consuming, expensive and uncertain approval processes of the various cable and ADSL service providers; and
o the strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Scientific Atlanta for cable modems.

Our initial sales of broadband products have been adversely affected by all of these factors. It is likely that our success in selling broadband modems will require success in the retail market. We continue to make efforts to improve our share of the retail market and to expand the size of the retail market.

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have four patents and one pending patent application in the United States. The patents which have been issued expire between 2011 and 2015. There can be no assurance that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

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

Government Regulation

In addition to obtaining approvals and certifications of our broadband products from CableLabs(R) and, in some cases, the actual cable, telephone or Internet service provider, all of our products sold in the U.S are required to meet United States government regulations, including regulations of the United States Federal Communications Commission, known as the FCC, which regulate equipment, such as modems, that connects to the public telephone network. The FCC also regulates electromagnetic radiation emissions. For each of our products sold in most foreign countries, specific regulatory approvals must be obtained for matters such as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements, and electromagnetic radiation and susceptibility requirements. We have received regulatory approvals for certain modems in Australia, Austria, Belgium, Bulgaria, China, Cyprus, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Turkey, and the United Kingdom. We expect to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. There can be no assurance that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon its business.

Seasonality

We believe our sales are somewhat seasonal, with increased sales generally occurring in mid-August through November. We expect that our quarterly results will continue to fluctuate in the future as a result of seasonality and other factors.

Backlog

Our backlog as of March 5, 2003 was $1.6 million, and on March 6, 2002 was $1.5 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of December 31, 2002 we had 185 full-time employees (including employees hired on a temporary basis) versus 215 in 2001. Of the 2002 total, 22 were engaged in research and development, 90 were involved in purchasing, assembly, packaging, shipping and quality control, 47 were engaged in sales, marketing and technical support, and the remaining 26 performed accounting, administrative, management information systems, and executive functions. Our temporary employees were comprised of 12 individuals at December 31, 2002. Most of these temporary employees were employed in manufacturing. None of our employees is represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers, are set forth below:

Name                     Age    Position with Zoom
--------------------------------------------------------------------------------
Frank B. Manning         54     Chief Executive Officer, President and
                                 Chairman of the Board
Peter R. Kramer          51     Executive Vice President and Director
Robert A. Crist          59     Vice President of Finance and Chief
                                 Financial Officer
Terry J. Manning         51     Vice President of Sales and Marketing
Dean N. Panagopoulos     45     Vice President of Network Products
Deena Randall            49     Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Mr. Manning was a director of MicroTouch Systems, a former NASDAQ-listed company involved in touchscreen technology, from 1993 until their acquisition by 3M in early 2001. Since 1998 Mr. Frank Manning has also been a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts.

Peter R. Kramer is a co-founder of our company. Mr. Kramer has been our executive vice president and a director since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975.

Robert A. Crist joined us in July 1997 as vice president of finance and chief financial officer. From April 1992 until joining us, Mr. Crist served in various capacities at Wang Laboratories, Inc. (now Getronics), a computer software and services company, including chief financial officer for the software business. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation, including assistant corporate controller, corporate director of business planning and analysis, and corporate manufacturing and engineering controller. Mr. Crist earned his BA degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

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

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. Approximately 16,000 square feet of this 56,000 square foot facility is leased to third parties. We purchased these buildings in April 1993. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5% per annum. The rate is adjusted on January 10th of each calendar year. During fiscal 2002, the rate of interest was changed to 4.97%. As of January 10, 2003, the rate of interest was reduced to 3.81%

In August 1996, we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001, we exercised our option to extend this lease for an additional five years. We believe that this space provides us with enough manufacturing space for our current operations and could support significant growth.

In March 1999, we assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley, Surrey, U.K. We have an agreement in principle to extend this lease term to 2006.

In September 2002, we entered into a five year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida. We primarily use this facility as a technical support facility.

ITEM 3 - LEGAL PROCEEDINGS

No material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In 2001 and 2002, our common stock was traded on the Nasdaq National Market under the symbol "ZOOM." The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq National Market. In January, 2003, our common stock was delisted from the Nasdaq National Market and was listed, and is currently trading, on the Nasdaq Small Cap Market under the symbol "ZOOM."

Fiscal Year Ending December 31, 2001                       High         Low
                                                           ----         ---
      First Quarter......................                $ 4.500    $  2.188
      Second Quarter.....................                  3.320       2.250
      Third Quarter......................                  3.100       1.050
      Fourth Quarter.....................                  1.800       1.100

Fiscal Year Ending December 31, 2002                       High         Low
                                                           ----         ---
      First Quarter......................                $ 2.130    $  1.040
      Second Quarter.....................                  1.450       0.600
      Third Quarter......................                  1.330       0.560
      Fourth Quarter.....................                  1.140       0.450

As of March 20, 2003, there were 7,858,266 shares of our common stock outstanding and approximately 264 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2002.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

ITEM 6 - SELECTED FINANCIAL DATA The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Our statement of operations data for the years ending December 31, 2000, 2001 and 2002 and our balance sheet data as of December 31, 2001 and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this report. Our statement of operations data for the years ending December 31, 1998 and 1999 and our balance sheet data as of December 31, 1998, 1999, and 2000 have been derived from our consolidated financial statements, which have been audited by KPMG LLP and are not included in this report. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                           Years Ending December 31,
                                              1998        1999        2000        2001        2002
                                             ----        ----        ----        ----        ----
                                                       (In thousands) except per share amounts
Statement of Operations Data:
Net sales.............................    $ 59,846    $ 62,228    $ 57,708    $ 41,570    $ 37,274
Cost of goods sold....................      45,181      40,550      39,404      35,193      27,937
                                            ------      ------      ------      ------      ------
   Gross profit.......................      14,665      21,678      18,304       6,377       9,337
                                            ------      ------      ------      ------      ------
Operating expenses:
   Selling............................       9,753      11,711      10,672       7,480       5,848
   General and administrative.........       4,976       6,276       6,228       7,938       3,405
   Research and development...........       4,449       6,425       6,249       5,328       3,526
                                             -----       -----       -----       -----       -----
   Total operating expenses                 19,178      24,412      23,149      20,746      12,779
                                            ------      ------      ------      ------      ------
   Operating income (loss)............      (4,513)     (2,734)     (4,845)    (14,370)     (3,442)
Other income (expense), net...........       1,074         737         469        (159)         66
                                             -----       -----         ---         ---       -----
   Income (loss) before income taxes..      (3,439)     (1,997)     (4,376)    (14,529)     (3,376)
Income tax expense (benefit)..........      (1,287)       (588)     (1,299)      3,800       2,015
                                             -----       -----       -----      ------       -----
Income (loss) before extraordinary
   item                                     (2,152)     (1,409)     (3,077)    (18,239)     (5,390)
Extraordinary gain on elimination
of negative goodwill..................           -           -           -           -         255
                                            -------     -------       -----     -------      -----
   Net income (loss)..................      (2,152)     (1,409)     (3,077)    (18,329)     (5,136)
                                            =======     =======     =======     =======     =======
Earnings (loss) per common and
common equivalent share:
Loss before extraordinary item:
   Basic and diluted..................    $   (.29)   $   (.19)   $   (.40)   $  (2.33)   $   (.68)
Extraordinary gain on elimination of
   negative goodwill..................    $      -    $      -    $      -    $      -    $    .03
                                          =========   =========   =========   =========   =========
Net loss:
   Basic and diluted..................    $   (.29)   $   (.19)   $   (.40)   $  (2.33)   $   (.65)
                                          =========   =========   =========   =========   =========
Weighted average common and
common equivalent shares:
   Basic and diluted..................       7,474       7,483       7,757       7,861       7,861

                                                           Years Ending December 31,
                                             1998        1999        2000        2001        2002
                                             ----        ----        ----        ----        ----
                                                                 (In thousands)
Balance Sheet Data:
Working capital                           $ 33,376    $ 29,573    $ 23,562    $  18,218   $ 15,341
Total assets                                43,560      43,072      46,960       29,185     22,633
Long-term obligations                            -         481         369        6,001      5,342
Total stockholders' equity                  38,425      37,514      36,747       18,416     13,485

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below.

Overview

On February 28, 2002, we completed a change in our jurisdiction of incorporation from Canada to the State of Delaware. In connection with the change in jurisdiction, we changed our corporate name from Zoom Telephonics, Inc. to Zoom Technologies, Inc. These changes were accomplished through a process called a continuance under the laws of Canada and domestication under the laws of the State of Delaware. The Company continues to trade on the Nasdaq Stock Market under the symbol "ZOOM", and to operate through its wholly owned Delaware subsidiary, Zoom Telephonics, Inc., which has not changed its name.

We were established in 1977, and initially produced and marketed speed dialers and other specialty telephone accessories. We shipped our first dial-up modem in 1983 and our first dial-up faxmodem in 1990. In 2002, dial-up modems and related products comprised approximately 84% of our net sales. We sell our dial-up modems and related products both domestically and internationally through high-volume retailers and distributors, and to PC manufacturers and other OEMs. Starting in 2000, we made a significant investment in broadband modems, namely cable modems and ADSL modems. Our hope is to increase our sales of these products, in addition to other products including PC cameras and telephone dialers.

We continually seek to improve our product designs and manufacturing approach in order to reduce our costs. We pursue a strategy of outsourcing rather than internally developing our dial-up modem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new and innovative products while maintaining a relatively low level of research and development expense as a percentage of sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our fixed labor costs and capital expenditures, and to provide us with greater flexibility in our production capacity.

In recent years, the market for after-market sales of dial-up modems has declined, as personal computer (PC) manufacturers have incorporated a modem as a built-in component in most consumer PCs. A new dial-up modem standard, known as V.92, may provide an improvement in after-market dial-up modem sales, but this improvement is dependent on the installation of compatible equipment by the Internet Service Providers. The installation of V.92 equipment by the Internet Service Providers has begun, but so far this has been deployed slowly.

In response to increased demand for faster connection speeds and increased modem functionality, we have invested resources to expand our product line to include cable and ADSL modems and other broadband access products. We are also planning to begin volume shipment of a new generation of telephone dialers in the second half of 2003 and expect to continue to expand our line of PC cameras.

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

In the quarter ending March 31, 2002, we adopted FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The application of the guidance in Issue No. 00-14 and No. 00-25 resulted in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We had historically recorded these incentives as marketing expenses. Under Issue No. 00-14 and No. 00-25, we are now recording these incentives as reductions of revenue for the current and prior periods, which in turn, reduced gross margins. The offset was an equal reduction of selling expenses. EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," subsequently codified the guidance in Issue No. 00-14 and 00-25. There was no change in net income (loss) for either of the historical periods restated (see note 4 to the consolidated financial statements).

To ensure that the discounts and sales and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable reserves for product returns, store rebates, consumer mail-in rebates, price protection refunds, and bad debt. These reserves are drawn down as actual credits are issued to the customer's accounts. Our bad-debt write-offs have not been significant, and for 2001 and 2002 were .2% and .1% of total revenue, respectively.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. The subsequent slow down in the industry resulted in a significant excess inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. Starting in 2001 and to a lesser extent in 2002, the sales prices for some of the products dropped below our cost and, accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In 2001 and 2002, we recorded charges against inventory of $4.6 million and $0.7 million, respectively, as a result of lower of cost or market valuation issues.

We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we are committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We believe that at December 31, 2002, we are on track to meet the $8.0 million commitment. We are also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components, from a supplier over a two-year period commencing on January 1, 2002, and we are currently exceeding that percentage. In connection with these arrangements, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. Through December 31, 2002, we consumed $1.8 million of these chips in our manufacturing process and they were shipped in finished products to customers in 2002. In 2002, our purchases and payments were approximately $2 million less than we would have expected without the no-charge components. Of the original $3.0 million chip valuation, $.3 million has been written down as a result of a decline in the market value of the free chips. The favorable impact to our statement of operations is being recognized on a delayed basis as a purchase discount over the total number of components acquired through the 30 month supply agreement (see note 7(b) to the consolidated financial statements). Since the start of these arrangements in January 2002, the favorable impact to our statement operations was $.8 million.

Valuation and Impairment of Intangible Assets. We assess the impairment of our goodwill assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recorded goodwill for two acquisitions, Tribe Computer Works, Inc. in 1996 and certain assets of Hayes Microcomputer Products, Inc. in 1998. The goodwill values for Tribe and Hayes were being amortized over 13 years and 5 years, respectively. In 2001, we determined that based on our history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to justify retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, we recorded an impairment charge of $2.3 million in 2001. As of December 31, 2001 and December 31, 2002, our net goodwill asset value on our consolidated balance sheet was zero.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. At December 31, 2001, a portion of our net deferred tax asset was supported by our specific tax planning strategy to sell our appreciated headquarters building in Boston. The amount of the projected tax benefit from this sale was used to support the $2.0 million deferred tax asset that remained on our balance sheet as of December 31, 2001. In our first quarter ending March 31, 2002, we recorded an additional $2.0 income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                   Years  Ending
                                                    December 31,
                                                2000    2001    2002
                                                ----    ----    ----
Net sales...............................       100.0%  100.0%  100.0%
Cost of goods sold......................        68.3    84.7    75.0
                                                ----    ----    ----
  Gross profit..........................        31.7    15.3    25.0
Operating expenses:
  Selling...............................        18.5    18.0    15.7
  General and administration............        10.8    19.1     9.1
  Research and development..............        10.8    12.8     9.5
                                                ----    ----    ----
  Total operating expenses..............        40.1    49.9    34.3
                                                ----    ----    ----
Operating profit (loss).................        (8.4)  (34.6)   (9.3)
   Other income (expense), net..........          .8     (.4)     .2
                                                 ---    ----    ----
Loss before income taxes..  ............        (7.6)  (35.0)   (9.1)
   Income tax expense (benefit).........        (2.3)    9.1     5.4

Extraordinary Gain......................           -       -      .7
                                                -----   -----   ----
Net profit (loss) ......................        (5.3)% (44.1)% (13.8)%
                                                =====   =====  ======

Year Ending December 31, 2002 Compared to Year Ending December 31, 2001

Net Sales. Our net sales decreased 10.3% to $37.3 million in 2002 from $41.6 million in 2001. Our sales decline resulted primarily from an 8%, $3.1 million year-over-year net sales decline in dial-up modem sales, a $2.1 million year-over-year net sales decline from an OEM modem contract, and a decline in camera sales, partially offset by increased sales in the broadband cable and ADSL modem categories.

Although our unit sales of dial-up modems were up slightly in 2002 compared to 2001, reflecting our increased unit and dollar market share at retail in North America and the U.K., our net sales of dial-up modems were down 8% in 2002 compared to 2001, primarily due to the lower average selling prices of our dial-up modems and a shift in our unit sales mix to lower-priced modems. Our dial-up modem sales in 2002 and 2001 were 84% and 83% of our total sales, respectively. In 2002, our sales in the broadband cable and ADSL modem categories represented 9% our of total sales compared to 3% of our total sales in 2001, reflecting an initial acceptance of these products into our retail sales channels.

Our net sales in the North America decreased by 12.4% to $22.2 million in 2002, compared to our net sales in 2001. Our 2002 international sales decreased by 7.0% to $15.1 million, compared to our net sales in 2001. These decreases were due primarily to the sales decline of dial-up modems and primarily resulting from a shift in demand to lower priced modems.

Gross Profit. Our gross profit was $9.3 million in 2002 compared to $6.4 million in 2001. Our gross profit as a percentage of net sales increased to 25.0% in 2002 from 15.3% in 2001. The primary reason for this improvement was a reduction of inventory write-downs for lower of cost of market and inventory obsolescence expenses totaling $4.0 million in 2001 compared to $.9 million in 2002. Excluding the charges for inventory write-downs and obsolescence in 2002 and 2001, our gross profit as a percentage of net sales improved approximately 2.8 percentage points from 2001 to 2002, primarily due to supplier cost reductions, and manufacturing expense reductions.

Selling Expenses. Selling expenses decreased by $1.6 million to $5.8 million in 2002, from $7.5 million in 2001. Selling expenses as a percentage of net sales decreased to 15.7% in 2002 from 18.0% in 2001. The $1.6 million decrease was primarily due to reduced personnel costs, marketing costs, freight delivery costs, and sales commissions.

General and Administrative Expenses. General and administrative expenses decreased by $4.5 million to $3.4 million in 2002 from $7.9 million in 2001. The year-over-year $4.5 million decrease included a $2.3 million decrease from the fourth quarter 2001 write-off of all of our positive goodwill and a $.9 million decrease from related amortization charges. Excluding the effect of the goodwill write-offs and related amortization, general and administrative expenses decreased $1.3 million, or 28%, primarily from reductions in personnel and related expenses, bank fees, bad debt expense, and legal and audit expenses.

Research and Development Expenses. Research and development expenses decreased by $1.8 million to $3.5 million in 2002 from $5.3 million in 2001. Research and development expenses as a percentage of net sales decreased to 9.5% in 2002 from 12.8% in 2001. The $1.8 million decrease in research and development expenses was primarily due to reduced personnel costs and related expenses, industry and government approval costs associated with obtaining licenses, consulting, recruiting, and outside services.

Other income (expense). Other income (expense), net improved from a loss of $.16 million in 2001 to income of $.07 million in 2002. Included in other income
(loss) are interest income (expense), other income and non-interest income, equity losses of an affiliate, and rental income from leasing space at our headquarters.

o Interest Income. Interest income decreased to $.10 million in 2002 from $.20 million in 2001. The decrease was the result of our lower earned interest rate partially offset by the interest earned on higher average cash and cash equivalent balances during 2002 compared to 2001. The average interest rate earned in 2002 was approximately two percentage points lower in 2002 than in 2001.
o Interest expense. Interest expense decreased to $.29 million in 2002 from $.5 million in 2001. The interest expense decrease is the result of the interest rate decline from 7.76% in 2001 to 4.97% in 2002 on our variable rate $6.0 million mortgage taken out in January 2001 on our headquarters building, and lower mortgage debt balances. This interest is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate equity losses were $.06 million in 2002 compared to $.15 million in 2001. Our investment balance in the affiliate was reduced to zero at December 31, 2002.
o Other Income, Net. Other income and non-interest income increased from $.24 million in 2001 to $.31 million in 2002.

Income Tax Expense (Benefit). We did not record any net tax benefit to offset our $3.4 million pre-tax loss in 2002. In addition, in 2002 we recorded a $2.0 million income tax charge to increase our valuation allowance against our net deferred tax asset. This accounting treatment is also described in further detail under the caption "Critical Accounting Policies" above and in footnote 12 to the consolidated financial statements. An additional $.002 million in tax expense was recorded for income taxes incurred by our sales branch in the United Kingdom.

Extraordinary gain. In 2002 we recorded an extraordinary gain of $.26 million from the elimination of the remaining negative goodwill on our balance sheet related to a previous acquisition.

Net Loss. Our net loss for 2002 was $5.1 million or $.65 per share, versus a net loss of $18.3 million or $2.33 per share, for 2001.

Year Ending December 31, 2001 Compared to Year Ending December 31, 2000

Net Sales. Our net sales decreased 27.9% to $41.6 million in 2001 from $57.7 million in 2000. Our sales decline resulted primarily from our 22% year-over-year net sales decline of dial-up modem units combined with a 10% average sales price decline. Our sales mix shifted slightly away from dial-up modems in 2001 compared to 2000. In 2000, 92% of our net sales were generated from sales of dial-up modem products. In 2001, 83% of our net sales were generated from sales of dial-up modem products. The change was due to an increased mix of sales for cable modems, embedded modems, and ISDN modems.

Our net sales in North America decreased by 37.4% to $25.3 million in 2001, compared to our net sales in 2000. Our 2001 international sales decreased by 6.2% to $16.2 million, compared to our net sales in 2000. The net sales decline in 2001 compared to 2000 in North America resulted from the overall dial-up modem U.S. market decline, the loss of Office Depot as a customer, and a decline in the average selling price of dial-up modems.

Gross Profit. Our gross profit was $6.4 million in 2001 compared to $18.3 million in 2000. Our gross profit as a percentage of net sales decreased to 15.3 % in 2001 from 31.7% in 2000. The primary reason for this decline of 16.4 percentage points was $4.6 million of obsolescence and inventory revaluation expenses in 2001 compared to $.3 million in similar types of expenses in 2000. The major portion of the $4.6 million expense was for "lower of cost or market" write-downs of broadband inventory. The inventories in question were purchased in 2000. Excluding the $4.6 million and $.3 million of inventory obsolescence and revaluation in 2001 and 2000, respectively, our gross profit as a percentage of net sales in 2001 was 26.4% compared to 32.2% in 2000. This year-over-year
4.6 percentage points drop was primarily due to a production volume decrease, which resulted in higher fixed manufacturing costs per unit shipped, and the 10% average selling price decline for dial-up modems.

Selling Expenses. Selling expenses decreased by 29.9% to $7.5 million in 2001 from $10.7 million in 2000. Selling expenses as a percentage of net sales decreased to 18.0% in 2001 from 18.5% in 2000. The $3.2 million decrease was the result of significant reductions in both variable and fixed selling expenses, including staff reductions, cooperative advertising, and sales commissions. The staff reductions took place throughout the year.

General and Administrative Expenses. General and administrative expenses increased by $1.7 million to $7.9 million in 2001 from $6.2 million in 2000. The year-over-year increase resulted from a $2.3 million write-off of all of our positive goodwill assets. Excluding the goodwill asset write-offs, general and administrative expenses decreased $.5 million, or 10%, to $5.6 million in 2001 from $6.2 million in 2000, or to 13.0% from 10.3% as a percentage of net sales, respectively. The $.5 million reduction of general and administrative expenses resulted primarily from reductions in personnel and related expenses, partially offset by increased legal expense and filing expenses associated with the recent change of our jurisdiction of incorporation from Canada to the United States. Staff reductions occurred throughout the year.

Research and Development Expenses. Research and development expenses decreased by 14.7% to $5.3 million in 2001 from $6.2 million in 2000. Research and development expenses as a percentage of net sales increased to 12.2% in 2001 from 10.5% in 2000. The dollar decrease in research and development expenses was due to reduced personnel and related expenses and industry and government approval costs, primarily associated with decreased engineering activity on broadband and wireless product development. Staff reductions occurred throughout the year.

Other income (expense). Other income (expense), net changed from income of $.47 million in 2000 to a loss of $.16 million in 2001. Included in other income
(loss) are interest income (expense), other income and non-interest income, and equity losses of an affiliate and rent from the leasing of space at our headquarters.

o Interest Income. Interest income decreased to $.20 million in 2001 from $.5 million in 2000. The decrease was the result of our lower earned interest rate and lower average invested cash balance during 2001 compared to 2000. The average interest rate earned in 2001 was approximately 250 basis points lower in 2001 than in 2000.
o Interest expense. Interest expense increased to $.5 million in 2001 from $0 in 2000. The interest expense increase is due to the interest payments for the $6.0 million mortgage taken out in January 2001 on our headquarters building.
o Equity in losses of affiliate. Our affiliate equity losses were $.15 million in 2001 compared to $.22 million in 2000. Our investment balance in the affiliate has been reduced to $.06 million at December 31, 2001.
o Other Income, Net. Other income and non-interest income remained constant at $.24 million in 2001 and 2000. Activity in this account includes other income of $.12 million for an unexpected recovery of funds in a dispute. There was slightly lower rental income in 2001 compared to 2000.

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

Net Loss. Our net loss for 2001 was $18.3 million or $2.33 per share versus a net loss of $3.1 million or $.40 per share for 2000.

Liquidity and Capital Resources

On December 31, 2002, we had working capital of $15.3 million, including $7.6 million in cash and cash equivalents.

In 2002 operating activities generated $2.9 million in cash. Our net loss in 2002 was $5.1 million, which included significant non-cash charges for a write-off of net deferred tax assets of $2.0 million, a cost of sales charge for obsolescence and lower of cost or market write-downs of $.9 million, and depreciation and amortization of $.8 million. These non-cash charges were partially offset by an extraordinary non-cash gain on the elimination of negative goodwill of $.3 million. Sources of cash from operations included a reduction of inventory, excluding the above-mentioned obsolescence and lower of cost or market adjustments, of $3.4 million, and a decrease in accounts receivable of $2.1 million. Uses of cash included a decrease of accounts payable and accrued expenses of $1.0 million and a decrease of prepaid expenses and other current assets of $.04 million.

Our $3.4 million year over year inventory reduction excluding the above-mentioned obsolescence and lower of cost or market adjustments, was primarily the result of reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors, reduced inventory to support lower sales activity in 2002 compared to 2001, and improved inventory turnover.

In 2002 our net cash used in investing activities was $.2 million, which was used to purchase plant and equipment. The investment in an affiliate was our 20% investment in the Zoom Group, LLC, a limited liability company formed by certain affiliates of Zoom to purchase the building which we refer to as the Drydock Building. In January 2003, we exercised our right to sell our interest in the Zoom Group, LLC to the remaining members of the Zoom Group, LLC. In March 2003, we received the proceeds from the sale of our interest from the remaining members of the Zoom Group, LLC, in the amount of approximately $.48 million, which represents our investment amount less the non-refundable deposit and a negotiated portion of losses in the Zoom Group, LLC plus interest earned on our original deposit. This action terminates our participation in the ownership of the Drydock building. The Drydock transaction and other commitments are discussed in further detail under the caption "Commitments" below. We do not have any significant capital commitments, and we anticipate that we will continue with modest investments in equipment and in improvement to our facilities during the year.

In 2002 we used cash for financing activities of $.35 million consisting of $.17 million for monthly principal payments plus a one-time principal reduction payment of $.18 million on our $6.0 million mortgage on our headquarters facility. The one time principal reduction payment was requested by the mortgage holder in September 2002, following an appraisal of our headquarters building of $9.3 million, in order to maintain the 60% maximum loan-to-value ratio specified in the mortgage agreement. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5 % per annum. In 2002, the interest rate was 4.97%. As of January 10, 2003, the rate of interest was changed to 3.81%.

Currently we do not have a debt facility from which we can borrow, and we do not expect to obtain one on acceptable terms unless there is operating performance improvement. However, we believe we would be able to obtain funds, if and when required, by factoring accounts receivable. We do not plan to put a factoring arrangement in place until and unless it is necessary since there would be an up-front cost to finalize the arrangement.

To conserve cash and manage our liquidity, we implemented expense reductions throughout 2002 and in the first quarter of 2003. Our employee headcount was 215 at December 31, 2001, which has been reduced to 185 at December 31, 2002. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if the actions are deemed necessary.

Trends including the bundling of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through our sales channels. Because of this, our dial-up modem sales are unlikely to grow unless we continue to grow our market share, or the new V.92 and V.44 modem standards grow sales through our channels. If our dial-up modem sales do not grow, our future success will depend in large part on our ability to successfully penetrate the broadband modem, networking and dialer markets. Sales may also decline due to market trends.

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

As an alternative to pursing legal remedies to obtain a return of the deposit, we pursued an arrangement to acquire the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter R. Kramer, Executive Vice President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with us as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. Zoom and each of the investors owned a 20% interest in the Zoom Group. The managers of the Zoom Group are Peter Kramer and the third party. There are no special allocations among the members of the Zoom Group, and each member is required to contribute his or its proportionate amount of capital in return for its 20% interest.

Effective as of March 29, 2002, we entered into a Reinstatement Agreement, Assignment Agreement and Second Amendment to Agreement of Purchase and Sale with the Zoom Group and the owner of the Drydock ground lease. Under this Reinstatement Agreement, the original purchase agreement for the Drydock Building was amended and reinstated, and we assigned our rights under the purchase agreement to the Zoom Group, together with rights to the $488,500 refundable portion of the deposit. In connection with this transaction, under a separate letter agreement, the other members of the Zoom Group paid us $390,800 ($97,700 each), representing their proportionate share of the deposit assigned to the Zoom Group.

Under the Reinstatement Agreement, the Zoom Group purchased the Drydock Building for a purchase price of $6.1 million. The Zoom Group obtained a mortgage of $4.2 million, less closing costs and legal fees. Each member of the Zoom Group contributed $482,577 for their share of the investment plus initial working capital. These initial capital contributions include each member's share of the deposit.

Under the Zoom Group Operating Agreement, we had both the right to sell our interest in the Zoom Group to the other members of the Zoom Group, and the right to purchase the other members' entire interests in the Zoom Group.

     In December 2002, the special committee of our board of directors appointed to review the Drydock transactions, after consideration of numerous factors, determined that it was advisable and in the best interest of Zoom to exercise its right to sell its interest in the Zoom Group to the other members of the Zoom Group. Accordingly, effective January 5, 2003, we exercised our right to sell our interest to the remaining members of the Zoom Group for approximately $.48 million, which equals our investment less the non-refundable deposit and our negotiated portion of the losses in the Zoom Group plus interest earned on our original deposit. In March 2003, we received the proceeds from the sale of our interest from the remaining members of the Zoom Group, LLC. By exercising our option to sell our interest, we believe we have improved our liquidity position and reduced our exposure to the current unfavorable conditions in the Boston real estate market.

The following table summarizes our contractual obligations and commitments as of December 31, 2002.

                                           Contractual  Obligations
                                            Payments Due by Period

                                       LESS THAN                               AFTER 5
                           TOTAL         1 YEAR     1-3 YEARS    4-5 YEARS      YEARS
                           -----       ---------    ---------    ---------     -------
Long Term Debt (1)    $  5,533,607  $   191,550   $   412,440  $  4,929,617       -

Capital Lease
Obligations                  -             -             -             -          -

Operating Leases (2)     2,756,704      739,836     1,484,847       532,021       -

Unconditional
Purchase Orders              -             -             -             -          -

Purchase
Commitments (3)          5,442,467     3,600,000    1,842,467         -           -

Other Long Term
Obligations                  -             -             -             -          -
                       ------------  ------------  -----------  ------------  ---------
Total                  $ 13,732,778  $  4,531,386  $ 3,739,754  $  5,461,638      -
                       ============  ============  ===========  ============  =========

(1) Represents the mortgage on our corporate headquarters. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis.
(2) Represents anticipated minimum lease payments, excluding executory costs to be made under leases for our manufacturing facility in Boston, MA, our office facility in Camberley, U.K., and our technical support facility in Boca Raton, FL.
(3) See discussion of purchase commitments for chipsets under the section entitled "Critical Accounting Policies" above.

Recently Issued Accounting Standards

FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 results in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to its customers. Zoom has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, we will record these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. The requirements of Issue No. 00-14 and 00-25 were implemented in the first fiscal quarter of 2002, at which time prior period reported amounts were reclassified to conform to the new presentation. There is no current year or historical impact on our consolidated balance sheets. EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," subsequently codified the guidance in Issue No. 00-14 and 00-25. Prior year reclassifications have been made to conform to current presentation and are as follows:

                                            Years ending December 31,
                                            2000                 2001
                                            ----                 ----
Revenues:
As previously reported              $    59,750,187       $   43,709,528
As reclassified                          57,708,456           41,570,276

Sales and Marketing expenses:
As previously reported                   12,713,756            9,619,549
As reclassified                          10,672,025            7,480,297

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002. We do not believe that the impact of adopting SFAS 146 will have a material impact on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS 148 did not have a material impact on our financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003, it also applies to VIEs in which an interest is acquired before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, we do not anticipate that adoption of Interpretation No. 46 will have a material effect on our consolidated financial statements.

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

     We incurred a net loss of $5.1 million in 2002 and net losses of approximately $18.3 million in 2001, and $3.1 million in 2000. Our revenue has declined from $57.7 million in 2000, to $41.6 million in 2001 and to $37.3 million in 2002. The cash used in operations during 1999 through 2001 was $2.6 million in 2001, $8.0 million in 2000, and $2.7 million in 1999. In 2002, our cash provided from operations was positive, at $2.9 million. As of December 31, 2002 we had net working capital of $15.3 million including cash of $7.6 million.

We attribute the decline of our business primarily to a decline in the retail dial-up modem market and delays in the roll-out of the V.92 modem standard. We anticipate that we will continue to incur significant expenses for the foreseeable future as we:

o continue to develop and seek appropriate approvals for our dial-up modem, broadband access, Internet gateway, and dialer products; and
o continue to make efforts to expand our sales channels internationally, and into new channels appropriate to our new product areas.

     Although we have reduced our operating expense levels significantly, our revenues must increase or we will probably continue to incur operating losses. We cannot guarantee that our expenditure reductions will continue or that we will be able to halt the decline in our revenues. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our revenues, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses and use of cash could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

     Over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable should growth occur. We currently do not have a debt facility from which we can borrow and we do not expect to obtain one on acceptable terms unless our operating performance improves. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our revenues, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

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

     Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2001, approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. In 2002, 43% of our net sales were attributable to three customers, each of whom accounted for 10% or more of our net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our product cycles tend to be short, and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore, the resources we devote to product development, sales and marketing may not generate material revenues for us. In addition, short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our operating results have been adversely affected because of price protection programs.

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2002, we recorded a reduction of revenue of $.7 million for customer price protection.

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

     During fiscal 2000, in anticipation of future sales of our broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At December 31, 2002, our inventory level is $6.8 million, a reduction of $4.3 million from December 31, 2001 primarily attributable to reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors, lower inventory levels to support the reduced sales activity in 2002, improved inventory turnover, inventory write-downs for lower of cost or market adjustments and obsolescence, and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

We are subject to the following risks because of our reliance on third party manufacturers:

o    reduced management and control of component purchases;
o    reduced control over, delivery schedules;
o    reduced control over quality assurance;
o    reduced control over manufacturing yields;
o    lack of adequate capacity during periods of excess demand;
o    limited warranties on products supplied to us;
o    potential increases in prices;
o interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and
o    misappropriation of our intellectual property.

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

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete. Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, GVC, Intel, Sitecom, SONICblue, and US Robotics.
o Cable modem competitors: Com21, D-Link, Linksys, Motorola, Netgear, Scientific Atlanta, SMC, Terayon, Thomson, and Toshiba.
o ADSL modem competitors: 3Com, Alcatel, Siemens (formerly Efficient Networks), Thomson, US Robotics, and Westell.

Our business is dependent on the Internet and the development of the Internet infrastructure.

     Our success will depend on the continued growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and that require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet.

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

     Our international  sales accounted for approximately 30% in fiscal 2000 and
38%  in  fiscal  2001.  In  2002  our  international   sales  accounted  for
approximately 40% of our revenues. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

o    international   regulatory  and  communications   requirements  and  policy
     changes;
o    favoritism toward local suppliers;
o    local language and technical support requirements;
o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
o    difficulties in staffing and managing foreign operations;
o    political and economic changes and disruptions;
o    governmental currency controls;
o    shipping costs;
o    currency exchange rate fluctuations; and
o    tariff regulations.

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

ITEM 7A.

     We invest our cash in money market instruments and certificates of deposit. These investments are generally denominated in U.S. dollars and U.K. pounds. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk. The investment portfolio is used to preserve our capital until it is required to fund operations or acquisitions. None of these instruments are held for trading purposes. We do not own derivative financial instruments.

     We are exposed to interest rate risk in the ordinary course of business. For our floating rate mortgage arrangement, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. Based on our borrowings of $5.3 million under our mortgage arrangement as of December 31, 2002, a one-percentage point increase in interest rates would decrease cash flow and earnings by approximately $55,000.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE
                                                                            Page
Index to Consolidated Financial Statements                                   32
Independent Auditors' Report                                                 33
Consolidated Balance Sheets as of December 31, 2001 and 2002                 34
Consolidated Statements of Operations for the years ending December 31,      35
2000, 2001 and 2002
Consolidated Statements of  Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 2000, 2001 and 2002                        36
Consolidated Statements of Cash Flows for the years ending December 31,      37
2000, 2001 and 2002
Notes to Consolidated Financial Statements                                 38-53
Schedule II:  Valuation and Qualifying Accounts for the years ending
December 31, 2000, 2001 and 2002                                             56

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure during the period covered by this report.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Our Executive Officers " in Part 1, Item 1 -- Business, and under the captions "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act" in our definitive proxy statement for our 2003 annual meeting of shareholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation", in our definitive proxy statement for our 2003 annual meeting of shareholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2002 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

                                                                                          Number Of Securities
                               Number Of Securities                                     Remaining Available For
                                 To Be Issued Upon      Weighted-Average Exercise     Future Issuance Under Equity
                                    Exercise Of            Price Of Outstanding      Compensation Plans (excluding
                               Outstanding Options,              Options,               securities reflected in
Plan Category                   Warrants And Rights        Warrants And Rights                  column (a))
-------------                   -------------------        -------------------                  -----------
                                        (a)                        (b)                            (c)
                                        ---                        ---                            ---
Equity compensation plans            1,320,000                   $3.4671                        472,646
approved by security holders(1)

Equity compensation plans              780,500                    3.1648                        372,800
not approved by security holders(2)

           Total                     2,100,500                   $3.3547                        845,446

(1) Includes the following plans: 1990 Employee Stock Option Plan and 1991 Directors Stock Option Plan, each as amended. Please see note 11 to our consolidated financial statements for a description of these plans.

(2) Includes the 1998 Employee Equity Incentive Plan, as amended. The purposes of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors in 1998, are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth. In general, under the 1998 Plan, all employees who are not officers or directors are eligible to participate in the 1998 Plan. The 1998 Plan is currently administered by the Stock Option Committee of the Board of Directors. In 1999, the Board of Directors authorized our Chief Executive Officer to grant stock options to purchase up to 100,000 shares in any fiscal quarter, not to exceed stock options to purchase 350,000 shares in any fiscal year to eligible employees under the 1998 Plan. Participants in the 1998 Plan are eligible to receive non-qualified stock options at an option price determined by the Stock Option Committee. All stock options granted under the 1998 Plan have been granted for at least the fair market value on the date of grant. A total of 1,200,000 shares of our common stock have been authorized for issuance under the 1998 Plan.

The additional information required by this item is incorporated by reference to the section entitled "Share Ownership of Directors, Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for our 2003 annual meeting of shareholders to be filed with the SEC within 120 days after the close of the fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item may appear under the caption "Certain Transactions" in our Definitive Proxy Statement for our 2003 annual meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year and is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the disclosure controls and procedures were effective. Since the date of the evaluation, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

       10.3   1998 Employee Equity Incentive Plan, as amended, files as exhibit
              99.1 to Registration Statement on Form S-8 (Reg. No.333-47188).*

       10.4 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q. *

       10.5 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

     **10.6   Letter Agreement  between Zoom  and an executive officer, filed as
              Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000. *

     **10.7 Employment Agreement, filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 2002. *

       10.8 Mortgage, Security Agreement and Assignment between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 Form 10-Q"). *

       10.9   Commercial  Real  Estate   Promissory  Note,   between  Zoom  and
              Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

       10.10 Operating Agreement, Zoom Group LLC dated as of March 29, 2002, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 2002. *

       10.11 Agreement between Zoom Telephonics, Inc and Members if the Zoom Group dated as of March 22, 2002, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       10.12  Reinstatement   Agreement,   Assignment    Agreement   and  Second
              amendment of Purchase and Sale dated as of March 29, 2002, filed as Exhibit 10.3 to the March 2002 Form 10-Q. *

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

       21.    Subsidiaries. *

       23.    Consent of KPMG LLP.

       99.1 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

       99.2 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

  (b)         Reports on Form 8-K.
              No current reports on Form 8-K have been filed during the last quarter for the period covered by this report.

  (c) Exhibits - See Item 15(a)(3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

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


                                         ZOOM TECHNOLOGIES, INC.
                                         (Registrant)


                                          By:  /s/ Frank B. Manning
                                          ----------------------------
                                            Frank B. Manning, President

Date:  March 25, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                  Title                              Date

/s/ Frank B. Manning       Principal Executive Officer        March 25, 2003
--------------------       and Chairman of the Board
    Frank B. Manning

/s/ Robert A. Crist        Principal Financial and            March 25, 2003
--------------------       Accounting Officer
    Robert A. Crist

/s/ Peter R. Kramer        Director                           March 25, 2003
--------------------
    Peter R. Kramer

/s/ Bernard Furman         Director                           March 25, 2003
--------------------
    Bernard Furman

/s/ L. Lamont Gordon       Director                           March 27, 2003
--------------------
    L. Lamont Gordon

/s/ J. Ronald Woods        Director                           March 27, 2003
--------------------
    J. Ronald Woods

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                            Page

Independent Auditors' Report                                                33
Consolidated Balance Sheets as of December 31, 2001 and 2002                34
Consolidated Statements of Operations for the years ending December 31,     35
2000, 2001 and 2002
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 2000, 2001 and 2002                       36
Consolidated Statements of Cash Flows for the years ending December 31,     37
2000, 2001 and 2002
Notes to Consolidated Financial Statements                                 38-53
Schedule II:  Valuation and Qualifying Accounts for the years ending
December 31, 2000, 2001 and 2002                                            56

                          Independent Auditors' Report


The Board of Directors and Stockholders
Zoom Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ KPMG LLP



Boston, Massachusetts
February 11, 2003, except as to notes 3
and 7(c) which are as of March 28, 2003.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,
                                                         ----------------------------------
    Assets                                                     2001                 2002
    ------                                                     ----                 ----
Current assets:
   Cash and cash equivalents                             $   5,252,058        $   7,612,274
   Accounts receivable, net of reserves for doubtful
      accounts, returns, and allowances $2,816,449 in
      2001 and $2,646,408 in 2002 (note 13)                  5,652,035            3,714,202
   Inventories, net (note 5)                                11,083,143            6,782,550
   Prepaid expenses and other current assets                   999,662            1,037,733
                                                            ----------           ----------
             Total current assets                           22,986,898           19,146,759

Property, plant and equipment, net (note 6)                  4,128,916            3,485,911
Net deferred tax assets (note 12)                            2,012,844                    -
Other assets                                                    56,666                    -
                                                            ----------           ----------
              Total assets                               $  29,185,324        $  22,632,670
                                                            ==========           ==========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                     $   2,750,174        $   2,406,843
    Accrued expenses                                         1,879,566            1,207,724
    Current portion of long term debt (note 10)                139,201              191,550
                                                            ----------           ----------
             Total current liabilities                       4,768,941            3,806,117

Long-term debt, less current portion (note 10)               5,745,368            5,342,057
Other non-current liabilities (note 8)                         255,287                    -
                                                            ----------           ----------
              Total liabilities                             10,769,596            9,148,174
                                                            ----------           ----------

Stockholders' equity (note 11):
  Common stock, no par value at December 31, 2001
    and $0.01 par value at December 31, 2002.
    Authorized 25,000,000 shares; issued
    7,860,866 shares and outstanding 7,860,866 and
    7,858,266 shares at December 31, 2001 and
    December 31, 2002, respectively.                        28,245,215              282,452
  Additional paid-in capital                                         -           27,962,763
  Retained earnings (accumulated deficit)                   (9,634,692)         (14,770,278)
  Accumulated other comprehensive income (loss)               (194,795)              11,755
  Treasury stock, at cost                                            -               (2,196)
                                                            ----------           ----------
             Total stockholders' equity                     18,415,728           13,484,496
                                                            ----------           ----------

             Total liabilities and stockholders'
               equity                                   $   29,185,324        $  22,632,670
                                                            ==========           ==========

See accompanying notes to consolidated financial statements.

                               ZOOM  TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ending December 31, 2000, 2001 and 2002

                                                            2000            2001            2002
                                                        ------------    ------------    ------------

Net sales (notes 4, 13 and 17) ..............           $ 57,708,456    $ 41,570,276    $ 37,274,287
Cost of goods sold (note 5) .................             39,404,320      35,193,449      27,937,544
                                                         -----------     -----------     -----------
                     Gross profit ...........             18,304,136       6,376,827       9,336,743
                                                         -----------     -----------     -----------

Operating expenses:
        Selling .............................             10,672,025       7,480,297       5,848,137
        General and administrative (note 8)..              6,228,317       7,938,175       3,405,043
        Research and development ............              6,249,092       5,327,968       3,526,350
                                                         -----------     -----------     -----------
                     Total operating expenses             23,149,434      20,746,440      12,779,530
                                                         -----------     -----------     -----------

                     Operating loss .........             (4,845,298)    (14,369,613)     (3,442,787)
                                                         -----------     -----------     -----------
Other income (expense):
        Interest income .....................                447,148         198,805         102,604
        Interest expense.....................                      -        (454,708)       (293,104)
        Equity in losses of affiliate (note 14)             (215,834)       (145,165)        (56,666)
        Other, net ..........................                237,820         241,759         313,619
                                                         -----------     -----------     -----------
                     Total other income (expense), net       469,134        (159,309)         66,453
                                                         -----------     -----------     -----------
                     Income (loss) before income taxes
                       and extraordinary item             (4,376,164)    (14,528,922)     (3,376,334)

Income tax expense (benefit)(note 12) .......             (1,298,916)      3,800,000       2,014,539
                                                         -----------     -----------     -----------
                     Income (loss) before extraordinary
                       item                               (3,077,248)    (18,328,922)     (5,390,873)
                     Extraordinary gain on elimination
                        of negative goodwill                       -               -         255,287
                                                         -----------     -----------     -----------
                     Net Income (loss) ......           $ (3,077,248)   $(18,328,922)   $ (5,135,586)
                                                         ===========     ===========     ===========
Basic and diluted earnings (loss) per share (note 2):

Loss before extraordinary item:
                     Basic and diluted.......           $       (.40)   $      (2.33)   $       (.68)
                                                         ===========     ===========     ===========

Extraordinary gain on elimination of negative goodwill  $          -    $          -    $        .03
                                                         ===========     ===========     ===========
Net loss:
                     Basic and diluted.......           $       (.40)   $      (2.33)   $       (.65)
                                                         ===========     ===========     ===========

Weighted average common and common equivalent
shares:
                     Basic and diluted.......              7,756,815       7,860,866       7,860,650
                                                         ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                                                       ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                                COMPREHENSIVE LOSS

                                                                         Retained      Accumulated
                                                           Additional    Earnings         Other                          Total
                                       Common Stock         Paid In    (accumulated   Comprehensive   Treasury Stock   Stockholders'
                                     Shares      Amount     Capital       deficit)     Income(Loss)  Shares    Amount     Equity
                                   ---------   ----------  ----------    ----------    -----------   ------    ------  ------------

Balance at December 31, 1999 ....  7,560,296   25,780,231           -    11,771,478        (37,626)       -         -    37,514,083

Net profit (loss) ...............          -            -           -    (3,077,248)             -        -         -    (3,077,248)
Foreign currency translation
adjustment ......................          -            -           -             -        (80,788)       -         -       (80,788)
Unrealized holding gain on
investments .....................          -            -           -             -         26,255        -         -        26,255
 Comprehensive loss ............           -            -           -             -              -        -         -    (3,131,781)
Exercise of stock options (note
11) .............................    300,570    1,822,722           -             -              -        -         -     1,822,722
Compensation expense related to
issuance of restricted stock ...           -       52,577           -             -              -        -         -        52,577
Tax effect of exercises of non-
qualified stock options (notes
11 and 12) ....................            -      489,845           -             -              -        -         -       489,845
                                  ---------- ------------  ----------   -----------      ----------   ------    ------  ------------
Balance at December 31, 2000 ..    7,860,866  $28,145,375           -   $ 8,694,230      $  (92,159)       -         -  $36,747,446

Net profit (loss) .............            -            -           -   (18,328,922)              -        -         -  (18,328,922)
Foreign currency translation
adjustment ....................            -            -           -             -        (102,689)       -         -     (102,689)
Unrealized holding gain on
investments ...................            -            -           -             -              53        -         -           53
 Comprehensive loss . .........            -            -           -             -               -        -         -  (18,431,558)
Compensation expense related to
issuance of restricted stock ..            -       99,840           -             -               -        -         -       99,840
                                  ---------- ------------  ----------   -----------      ----------   ------    ------  ------------
Balance at December 31, 2001 ..    7,860,866  $28,245,215           -   $(9,634,692)     $ (194,795)       -         -  $18,415,728

Net profit (loss) .............            -            -           -    (5,135,586)              -        -         -   (5,135,586)
Foreign currency translation
adjustment ....................            -            -           -             -         206,550        -         -      206,550
 Comprehensive loss ...........            -            -           -             -               -        -         -   (4,929,036)
Incorporation to Delaware
 corporation ..................            -  (27,962,763) 27,962,763             -               -        -         -            -
Purchase of treasury stock ....            -            -           -             -               -    2,600    (2,196)      (2,196)
                                  ----------  -----------  ----------  ------------      ----------   -------   ------- ------------
Balance at December 31, 2002 ..    7,860,866  $   282,452  27,962,763  $(14,770,278)     $   11,755    2,600    (2,196) $ 13,484,496
                                  ==========  ===========  ==========  ============      ==========   ======    ======= ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ending December 31, 2000, 2001 and 2002

                                                               2000             2001             2002
                                                               ----             ----             ----
Cash flows from operating activities:
       Net income (loss)                                  $ (3,077,248)    $(18,328,922)    $ (5,135,586)

       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
             Extraordinary gain on negative goodwill                 -                -         (255,287)
             Depreciation and amortization                   1,613,276        1,769,608          837,968
             Impairment of goodwill                                  -        2,294,881                -
             Amortization of unearned compensation
               expense                                          52,577           99,840                -
             Equity in losses of affiliate                     215,834          145,165           56,666
             Net deferred income taxes                      (1,843,874)       3,800,000        2,012,844
             Tax benefit from exercise of
             nonqualified stock options                        489,845                -                -
             Changes in operating assets and liabilities,
                 net of acquisitions
               Accounts receivable                          (2,514,401)       2,271,932        2,139,336
               Inventories                                  (7,593,276)      10,813,740        4,300,593
               Prepaid expenses and other
                 current assets                               (106,651)        (296,655)         (38,071)
               Accounts payable and accrued
                 expenses                                    4,766,116       (5,214,009)      (1,015,173)
                                                            ----------       ----------       ----------
                     Net cash provided by (used in)
                       operating activities                 (7,997,802)      (2,644,420)       2,903,290
                                                            ----------       ----------       ----------
Cash flows from investing activities:
       Sales of investment securities, net                   3,215,329               53                -
       Investment in affiliates                                      -         (141,665)               -
       Purchases of property, plant and equipment           (1,324,268)        (650,060)        (194,963)
                                                            ----------       ----------       ----------
                     Net cash provided by (used in)
                       investing activities                  1,891,061         (791,672)        (194,963)
                                                            ----------       ----------       ----------
Cash flows from financing activities:
       Proceeds from the issuance of long-term debt                  -        6,000,000                -
       Repayment of long-term debt                                   -         (115,431)        (350,962)
       Exercise of nonqualified stock options                1,875,299                -                -
       Payments to acquire treasury stock                            -                -           (2,196)
                                                            ----------       ----------       ----------
                           Net cash provided by (used in)
                             financing activities            1,875,299        5,884,569         (353,158)
                                                            ----------       ----------       ----------
Effect of exchange rate changes on cash                        (80,788)        (102,689)           5,047
                                                            ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents        (4,312,230)       2,345,788        2,360,216
                                                            ----------       ----------       ----------
Cash and cash equivalents at beginning of year               7,218,500        2,906,270        5,252,058
                                                            ----------       ----------       ----------
Cash and cash equivalents at end of year                   $ 2,906,270      $ 5,252,058      $ 7,612,274
                                                            ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                  Years Ending December 31, 2000, 2001 and 2002

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

     As part of the continuation, each share of Zoom Telephonics, Inc. was automatically converted into one share of Zoom Technologies, Inc.

(2)   Summary of Significant Accounting Policies
     (a) Basis of Presentation and Use of Estimates
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include the useful lives of property, plant and equipment and goodwill, the recoverability of long-lived assets, the collectibility of accounts receivable, the valuation allowance for deferred tax assets, the valuation of sales returns and allowances, the reserves for obsolete and slow moving inventory, and the write-downs of inventory valuation for the lower cost of market.

     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zoom US, and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents
     The Company considers all investments with original maturities of less than 90 days to be cash equivalents. Included in cash and cash equivalents at December 31, 2002 and 2001 was a deposit for approximately $241,000 and $218,000, respectively, in a duty deferment account approved by H.M. Customs and Excise in the United Kingdom for the deferment of value added taxes for imports.

     (d) Inventories
     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

     (e) Property, plant and equipment
     Property, plant and equipment is stated and recorded at cost.  Depreciation of property, plant and equipment is provided by using the straight-line method at rates sufficient to amortize the costs of the fixed assets over their estimated useful lives.

     (f) Accounting for Impairment of Long-Lived Assets
     The Company uses the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     (g) Income Taxes
     The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h) Earnings (Loss) Per Common Share
     Basic earnings  (loss) per share is computed by dividing  net income (loss)
          by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.
                                           2000            2001            2002
                                           ----            ----            ----
Basic weighted
   average shares outstanding         7,756,815       7,860,866       7,860,650
Net effect of dilutive potential
   common shares outstanding, based
   on the treasury stock method               -               -               -
                                      ---------       ---------       ---------
Diluted weighted
   average shares outstanding         7,756,815       7,860,866       7,860,650
                                      =========       =========       =========

     Potential  common  shares  for which  inclusion  would  have the  effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. The dilutive effect of options to purchase 419,039, 13,870 and 3,814 shares of common stock at December 31, 2000, 2001, and 2002, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

     (i) Revenue Recognition
     The Company sells hardware products to its customers. The products are dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. The Company generally does not sell software or services. The Company earns a small amount of royalty revenue. The Company derives its revenue primarily from the sales of hardware products to three types of customers (1) computer peripherals retailers, (2) computer product distributors, and (3) original equipment manufacturers (OEMs). The Company sells a very small amount of its hardware products to direct consumers or to any customers via the Internet. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of the Company's revenue for any period if its management makes different judgments or utilizes different estimates.

     Revenue is recognized by the Company for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from the Company to the customer

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

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

     (j) Financial Instruments
     Financial instruments of the Company consist of cash and cash  equivalents,
          accounts   receivable,   accounts  payable,   accrued  expenses,   and
          borrowings. Due to the short term nature of these instruments of conversion to cash or the corresponding variable interest rate attached to the debt, the carrying amount of these financial instruments approximates fair value.

     (k) Stock-Based Compensation
     The Company accounts for stock based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25 (APB 25), "Accounting for Stock Issued to Employees," and FASB interpretation No. 44 (FIN
          44). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, if any, are credited to equity.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB 123 to stock based compensation.

                                                                YEAR ENDED DECEMBER 31,
                                                         2000              2001            2002
                                                      ----------       ------------     -----------
Net income (loss), as reported....................   $(3,077,248)     $(18,328,922)    $(5,135,586)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects........      (837,541)         (683,521)       (225,230)
                                                       ---------        ----------       ---------
Proforma net income (loss)........................   $(3,914,789)     $(19,012,443)    $(5,360,816)
                                                       =========        ==========       =========
Earnings (loss) per share:
Basic -- as reported..............................   $     (0.40)      $     (2.33)    $     (0.65)
Basic -- proforma.................................   $     (0.50)      $     (2.42)    $     (0.68)
                                                        =========         =========       =========
Diluted -- as reported............................   $     (0.40)      $     (2.33)    $     (0.65)
Diluted -- proforma...............................   $     (0.50)      $     (2.42)    $     (0.68)
                                                        =========         =========       =========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     (l) Advertising Costs
     Advertising costs are expensed as incurred and reported in selling, general, and administrative expenses in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying consolidated balance sheets.

     (m) Investments in Affiliates
     Investments in which the Company has no significant influence over the investee are accounted for under the cost method of accounting. Investments in which the Company exercises significant influence but which the Company does not control are accounted for under the equity method of accounting. Under the equity method, investments are stated at cost and are adjusted for the Company's share of earnings and losses, contributions and distributions.

     (n) Foreign Currencies
     The Company generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. During the years ending December 31, 2000, 2001, and 2002 foreign currency transaction activity, gains, and losses were not material. At December 31, 2002, the Company's foreign currency-denominated net assets were not material. The Company has no involvement with derivative financial instruments.

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

     (o) Warranty Costs
     The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(3)   Liquidity
     In 2002, the Company's net cash provided by operating activities was $2.9 million and net cash used in investing activities was $.2 million. In 2001, the Company obtained a mortgage on its corporate headquarters, which provided financing of $6 million. On December 31, 2002 Zoom had cash and cash equivalents of approximately $7.6 million. Currently the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is operating performance improvement.

     To conserve cash and manage the Company's liquidity, the Company has implemented expense reductions throughout 2001 and 2002. The employee headcount was 313 at December 31, 2000, which has been reduced to 185 at December 31, 2002. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2003, and may make further reductions if these actions are deemed necessary.

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

     The Company's cash position at December 31, 2002 was $7.6 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer- term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(4)  New Accounting Pronouncements
     FASB Emerging  Issues Task Force Issue No.  00-14  "Accounting  for Certain
          Sales Incentives" addresses the recognition, measurement, and income statement classification for certain types of sales incentives. The application of the guidance in Issue No. 00-14 results in a change in the manner in which the Company records certain types of discounts and sales and marketing incentives that are provided to its customers. The Company has historically recorded certain types of these incentives as marketing expenses. Under Issue No. 00-14, the Company will record these discounts and incentives as reductions of revenue. In April 2001, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Issue No. 00-25 addresses whether certain consideration offered by a vendor to a distributor, including slotting fees, cooperative advertising arrangements and "buy-down" programs, should be characterized as operating expenses or reductions of revenue. The requirements of Issue No. 00-14 and 00-25 were implemented in the first fiscal quarter of 2002, at which time prior period reported amounts were reclassified to conform to the new presentation. There is no current year or historical impact on our consolidated balance sheets. EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," subsequently codified the guidance in Issue No. 00-14 and 00-25. Prior year reclassifications have been made to conform to current presentation and are as follows:

                                           Years  ending  December 31,
                                            2000                2001
                                           --------------------------
Revenues:
As previously reported              $    59,750,187      $   43,709,528
As reclassified                          57,708,456          41,570,276

Sales and Marketing expenses:
As previously reported                   12,713,756           9,619,549
As reclassified                          10,672,025           7,480,297

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002. The Company does not believe that the impact of adopting SFAS 146 will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          accounting for stock-based employee compensation in 2002, the adoption of SFAS 148 did not have a material impact on the Company's financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on the Company's consolidated financial statements.

(5)  Inventories
   Inventories consist of the following at December 31:

                                                     2001            2002
                                                     ----            ----
        Raw materials                           $  6,276,480   $  2,808,421
        Work in process                              462,389        673,275
        Finished goods                             4,344,274      3,300,854
                                                  ----------    -----------
                      Net Inventory             $ 11,083,143   $  6,782,550
                                                  ==========     ==========

     During 2001 and 2002 the Company recorded lower of cost or market write-downs of $4.6 million and $0.7 million, respectively, related to broadband and wireless inventory.

(6)     Property, Plant and Equipment
      Property, plant and equipment consists of the following at December 31:

                                                                     Estimated
                                            2001           2002     useful lives
                                            ----           ----     ------------
        Land                            $  309,637    $   309,637        -
        Buildings and improvements       2,695,346      2,761,616    31.5 years
        Leasehold improvements             473,723        483,039     5 years
        Computer hardware and software   3,509,445      3,550,749     3 years
        Machinery and equipment          1,699,564      1,735,057     5 years
        Molds, tools and dies            1,489,484      1,532,064     5 years
        Office furniture and fixtures      275,516        275,516     5 years
                                        ----------    -----------
                                        10,452,715     10,647,678
        Less accumulated depreciation
          and amortization              (6,323,799)    (7,161,767)
                                         ---------      ---------
                                       $ 4,128,916    $ 3,485,911
                                         =========      =========

(7)   Commitments and Contingencies
     (a) Lease Obligations
     The Company leases a manufacturing and warehousing facility in Boston, Massachusetts, an office facility in Camberley, United Kingdom, and a technical support facility in Boca Raton, Florida. The Boston, Massachusetts lease expires in August 2006. In September 2002, we entered into a 5 year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida. In

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          March 1999, the Company assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley Surrey, U.K. We have an agreement in principle to extend this lease term to 2006. Total rent expense, under non-cancelable operating leases, was $463,693, $546,034 and $782,000 for the years ending December 31, 2000, 2001 and 2002, respectively.

     The  Company's   estimated  future  minimum  rental   payments,   excluding
          executory costs, under these operating leases are set forth in the table below.
                                  Year              Total
                                  2003           $ 739,836
                                  2004             741,561
                                  2005             743,286
                                  2006             490,632
                                  2007              41,389

     (b) Purchase Commitments
     The Company has entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements the Company is committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. The Company believes that at December 31, 2002, it is on track to meet the $8.0 million commitment. The Company is also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components, from a supplier over a two-year period commencing on January 1, 2002, and the Company is currently exceeding that percentage. In connection with these arrangement, the Company was entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. The Company received the remainder of the no-charge components in the first quarter of 2002. Through December 31, 2002, the Company consumed $1.8 million of these chips in its manufacturing process and they were shipped in finished products to customers in 2002. In 2002, the Company purchased and paid approximately $2 million less than would have expected without the no-charge components. Of the original $3.0 million chip valuation, $.3 million has been written down as a result of a decline in the market value of the free chips. The favorable impact to the statement of operations is being recognized on a delayed basis as a purchase discount over the total number of components acquired through the 30 month supply agreement. The Company expects that the remaining $0.8 million total market value of "no charge" components will be consumed in its manufacturing process and shipped in finished products to customers in 2003.

     (c) Contingencies
     During 2001,  the Company  entered into an agreement to purchase the ground lease for a manufacturing facility located at 27 Drydock Avenue in Boston, Massachusetts (the "Drydock Building"). In connection with the proposed purchase of the Drydock Building, the Company paid $513,500 which was held in escrow as a deposit pending the closing of the transaction. Of this deposit, $25,000 was nonrefundable. When Zoom was unable to obtain acceptable financing the Seller (the current leaseholder) retained the deposit pending resolution of some disputed facts concerning Zoom's withdrawal from the transaction under the terms of the Purchase and Sale Agreement. While Zoom believed that it was entitled to a return of the $488,500 refundable portion of the deposit plus interest, the seller directed the escrow agent to hold the funds pending resolution of the dispute.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     As an alternative to pursing legal remedies to obtain a return of the deposit, Zoom pursued an arrangement to acquire the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter R. Kramer, Executive Vice
          President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with us as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. Zoom and each of the investors owned a 20% interest in the Zoom Group. The managers of the Zoom Group are Peter Kramer and the third party. There are no special allocations among the members of the Zoom Group, and each member is required to contribute his or its proportionate amount of capital in return for its 20% interest.

     Effective as of March 29, 2002,  the Company  entered into a  Reinstatement
          Agreement, Assignment Agreement and Second Amendment to Agreement of Purchase and Sale with the Zoom Group and the owner of the Drydock ground lease. Under this Reinstatement Agreement, the original purchase agreement for the Drydock Building was amended and reinstated, and the company assigned its rights under the purchase agreement to the Zoom Group, together with rights to the $488,500 refundable portion of the deposit. In connection with this transaction, under a separate letter agreement, the other members of the Zoom Group paid us $390,800 ($97,700 each), representing their proportionate share of the deposit assigned to the Zoom Group.

     Under the Reinstatement  Agreement,  the Zoom Group  purchased  the Drydock
          Building for a purchase price of $6.1 million. The Zoom Group obtained a mortgage of $4.2 million, less closing costs and legal fees. Each member of the Zoom Group contributed $482,577 for their share of the investment plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement, the Company had both the right to sell its interest in the Zoom Group to the other members of the Zoom Group by January 5, 2003 for the Company's original purchase price, and the right to purchase the other members' entire interests in the Zoom Group through December 31, 2005 in accordance with a predetermined formula. Effective January 5, 2003, we exercised our right to sell our interest in the Zoom Group to the other members of the Zoom Group. In March 2003, we received the proceeds from the sale of our interest from the remaining members of the Zoom Group, LLC to the value of $.48 million, which represents the Company's investment amount less the non-refundable deposit and the negotiated share of losses in the Zoom Group, plus interest earned on the Company's original deposit. This action was taken to improve our liquidity position and to reduce our exposure to the Boston real estate market.

     Additionally,  the Company is party to various lawsuits and  administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows. The Company had no Letters of Credit outstanding at December 31, 2002.

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

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

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

     The Company also recorded negative goodwill that resulted from the purchase of the Hayes U.K., business, where the value of the net assets acquired exceeded the cost. This transaction was independent of other Hayes purchases.

     The Company recorded goodwill for two acquisitions, Tribe Computer Works, Inc. in 1996 and certain assets of Hayes Microcomputer Products, Inc. in 1998. The goodwill values for Tribe and Hayes were being amortized over 13 years and 5 years, respectively. In 2001, the Company determined that based on its history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to support retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, the Company recorded an impairment charge of $2.3 million in 2001 and on January 1, 2002, the Company recorded an extraordinary gain of $0.3 million upon the adoption of SFAS No. 142. The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet. As of December 31, 2002, the Company's net goodwill and negative goodwill balances on its consolidated balance sheet are zero.

          Net loss before goodwill amortization, net of tax and related per share amounts for the years ended December 31, 2000, 2001, 2002 is as follows (in thousands, except per share amounts):

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                   Year ended December 31,
                                           2000             2001           2002
                                           ----             ----           ----
Net loss as reported                  $  (3,077)        $ (18,329)    $  (5,136)
Add back: Goodwill amortization
 expense net of tax effect                  569               781             -
                                          -----            ------         -----
Adjusted net loss                     $  (2,508)        $ (17,548)    $  (5,136)

Basic and diluted loss per share,
 as reported                          $   (0.39)        $   (2.33)    $   (0.65)
Add back: Goodwill amortization
 expense net of tax effect                 0.07              0.10             -
                                          -----            ------         -----
Proforma basic and diluted loss
 per share                            $   (0.32)        $   (2.23)    $   (0.65)

(9)  Comprehensive Income (loss)
     The  components of comprehensive income (loss), net of tax, are as follows:

                                        2000             2001             2002
                                        ----             ----             ----
Net income (loss)                 $(3,077,248)    $(18,328,922)     $(5,135,586)
Foreign currency translation
 adjustment                           (80,788)        (102,689)         206,550
Net unrealized holding gain
 on investment securities              26,255               53                -
                                    ---------       ----------        ---------
Comprehensive income (loss)       $(3,131,781)    $(18,431,558)     $(4,929,036)
                                    =========       ==========        =========

(10)  Long-Term Debt
     On January 10, 2001, the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The rate was adjusted to 3.81% on January 10, 2003. On September 24, 2002 the Company paid an additional principal payment of $178,761 in compliance with a mortgage covenant. Future minimum principal payments are due as follows at December 31, 2002.
                          Year                Total
                          2003           $   191,550
                          2004               200,664
                          2005               211,776
                          2006             4,929,617
                                           ---------
                          Total          $ 5,533,607
                                           =========
(11)      Stock Option Plans
     At December 31, 2002, the Company had three stock option plans, which are described below:

     Employee Stock Option Plan

     The Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 2,800,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Stock Option Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Stock Option Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                               Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 1999          1,031,467             $   7.21
          Granted                               377,000                 7.43
          Exercised                            (196,181)                7.09
          Expired                              (254,675)               10.67
                                                -------                -----
        Balance at December 31, 2000            957,611             $   6.40
          Granted                               631,000                 2.77
          Exercised                                   -                    -
          Expired                              (550,611)                5.85
                                               --------                 ----
        Balance at December 31, 2001          1,038,000              $  4.48
          Granted                               325,000                 1.00
          Exercised                                   -                    -
          Expired                              (115,000)                4.84
                                               --------                 ----
        Balance at December 31, 2002          1,248,000              $  3.54
                                              =========                 ====

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2002:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
$ 1.00 to $ 1.75         325,000            2.40               $ 1.00                  -           $ 0.00
  1.75 to   3.50         350,000            1.60                 2.20            175,000             2.20
  3.50 to   5.25         251,000            1.00                 3.63            125,500             3.63
  5.25 to   7.00         100,000             .50                 6.36            100,000             6.36
  7.00 to   8.75         222,000             .10                 8.00            222,000             8.00
----------------         -------            ----                 ----            -------             ----
$ 1.00 to $ 8.75       1,248,000            1.30 years         $ 3.54            622,500           $ 5.22
================       =========            ==========         ======            =======           ======

     The Company recognized a tax benefit of $489,845 in 2000 upon the exercise of nonqualified stock options under the Employee Stock Option Plan. This benefit has been recorded as an increase to the value of common stock.

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

                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 1999           72,000              $  5.93
          Granted                              36,000                 7.69
          Exercised                           (42,000)                5.99
          Expired                              (6,000)                7.75
                                              --------                ----
        Balance at December 31, 2000           60,000              $  6.76
          Granted                              36,000                 3.26
          Exercised                                 -                    -
          Expired                             (24,000)                5.37
                                              --------                ----
        Balance at December 31, 2001           72,000              $  5.48
          Granted                              36,000                 1.17
          Exercised                                 -                    -
          Expired                             (36,000)                7.69
                                              --------                ----
        Balance at December 31, 2002           72,000              $  2.21
                                               ======                 ====

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2002:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
$ 0.65 to $ 1.75       36,000               1.300              $ 1.17            18,000           $ 1.68
  1.75 to $ 3.50       18,000               0.500                2.40            18,000             2.40
  3.50 to   5.25       18,000               0.000                4.13            18,000             4.13
----------------      -------               ---------          ------            ------           ------
$ 0.65 to $ 5.25       72,000                .8 years          $ 2.21            54,000           $ 2.74
================      =======               =========          ======            ======           ======

   1998 Employee Equity Incentive Stock Option Plan

     The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 1,200,000 shares of common stock. Shares of common stock were registered for issuance under the 1998 Plan in accordance with the Securities Act of 1933. Under this plan, stock options may be granted at the discretion of the Stock Option Committee of the Board of Directors at an option price determined by the Stock Option Committee. In addition, in 1999, the Board of Directors authorized the Chief Executive Officer of the Company to grant up to an aggregate of 100,000 stock options to employees who are not executive officers or directors of the Company and in 2000, the Board of Directors authorized the Chief Executive Officer to grant to such persons stock options to purchase up to 100,000 shares in any fiscal quarter, not to exceed an aggregate of 350,000 stock options in any fiscal year. All options under this grant have been at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Stock Option Committee or, in certain cases, the Chief Executive Officer. Options outstanding under this plan are as follows:

                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 1999          328,050               $  4.25
          Granted                             514,650                  6.36
          Exercised                           (42,050)                 4.27
          Expired                            (150,275)                 5.01
                                              -------                  ----
        Balance at December 31, 2000          650,375               $  5.74
          Granted                             248,825                  2.45
          Exercised                                 -                     -
          Expired                            (199,300)                 5.82
                                              -------                  ----
        Balance at December 31, 2001          699,900               $  4.55
          Granted                             363,600                  1.00
          Exercised                                 -                     -
          Expired                            (283,000)                 3.55
                                              -------                  ----
        Balance at December 31, 2002          780,500               $  3.16
                                              =======                  ====

     The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2002:

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 1.00 to $ 1.75      336,900               2.40               $ 1.01             4,000           $ 1.22
  1.75 to   3.50      196,350               1.30                 2.68           122,512             2.81
  3.50 to   5.25       12,000               1.00                 3.63             6,000             3.63
  5.25 to   7.00      168,250               0.50                 5.86           168,250             5.86
  7.00 to   8.75       47,000               0.20                 7.98            47,000             7.98
  8.75 to  10.50       20,000               0.30                10.00            20,000            10.00
----------------      -------               ---------           -----            ------            -----
$ 1.00 to $10.50      780,500               1.5 years          $ 3.16           367,762           $ 5.25
================      =======               =========          ======           =======           ======

     On December 31, 2002 there were 845,446 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2000, 2001, and 2002 was $6.84, $2.70 and $0.93, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.90%, volatility 110% and an expected life of 3.0 years; 2001 - expected dividend yield 0.0%, risk-free interest rate of 4.63%, volatility 101% and an expected life of 1.7 years; 2002 - expected dividend yield 0.00%, risk-free interest rate of 3.53%, volatility 140% and an expected life of 1.4 years;

(12)  Income Taxes
Income tax expense (benefit) consists of the following:

                                                Current           Deferred             Total
        Year ending December 31, 2000:
          US federal                          $    48,160      $  (1,539,591)    $  (1,491,431)
          State and local                               -            192,515           192,515
          Foreign                                       -                  -                 -
                                                  -------         -----------      -----------
                                              $    48,160      $  (1,347,076)    $  (1,298,916)
                                                   ======         ===========      ===========
        Year ending December 31, 2001:
          US federal                          $         -      $   3,337,900     $   3,337,900
          State and local                               -            462,100           462,100
          Foreign                                       -                  -                 -
                                                   ------        -----------       -----------
                                              $         -      $   3,800,000     $   3,800,000
                                                   ======        ===========       ===========
        Year ending December 31, 2002:
          US federal                          $         -      $   1,612,634     $   1,612,634
          State and local                               -            400,210           400,210
          Foreign                                   1,695                  -             1,695
                                                   -------       -----------       -----------
                                             $      1,695      $   2,012,844     $   2,014,539
                                                   =======       ===========       ===========

     Income tax expense  (benefit) was  ($1,298,916),  $3,800,000 and $2,014,539 for the years ending December 31, 2000, 2001 and 2002, respectively, and differed from the amounts as computed by applying the US statutory tax rate of 34% to pretax loss as a result of the following:

                                                                      2000             2001           2002
                                                                      ----             ----           ----
        Computed "expected" US tax benefit                       $ (1,487,896)    $ (4,939,834)   $(1,147,954)        -
        Increase (reduction) in income taxes resulting from:
          State and local income taxes, net of federal
            income tax benefit                                        127,061          304,986        264,139
          Increase (reduction) in federal valuation allowance               -        8,427,351      2,885,398
          Other, net                                                   61,919            7,497         12,956
                                                                   -----------     -----------      ---------
        Income tax expense (benefit)                             $ (1,298,916)    $  3,800,000    $ 2,014,539
                                                                   ===========     ===========      =========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     Total income tax expense (benefit) was allocated as follows:

                                                                       2000           2001           2002
                                                                       ----           ----           ----
        Loss from operations                                     $ (1,298,916)    $ 3,800,000    $ 2,014,539
        Stockholders' equity, for compensation expense
          for tax purposes in excess of amounts
          recognized for financial statement purposes                (489,845)              -              -
                                                                   -----------      ---------     -----------
                                                                 $ (1,788,761)    $ 3,800,000    $ 2,014,539
                                                                   ===========      =========     ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000, 2001, and 2002 are presented below:

                                                                      2000           2001            2002
                                                                      ----           ----            ----
        Deferred tax assets:
        Inventories, primarily non-deductible reserves           $ 1,830,940     $ 2,862,364     $ 2,688,239
        Accounts receivable,
          primarily returns and allowances                           534,204         497,510         340,213
        Accrued expenses, principally provisions
          not currently deductible                                   392,011         345,249         228,992
        Net operating loss carryforwards and
          credits                                                  3,697,196       8,307,793       9,768,697
        Other                                                        525,493       1,224,952       1,544,889
                                                                     -------       ---------       ---------
        Total gross deferred tax assets                            6,979,844      13,237,868      14,571,030
        Less valuation allowance                                  (1,167,000)    (11,225,024)    (14,571,030)
                                                                   ---------      ----------      ----------
        Net deferred tax assets                                  $ 5,812,844     $ 2,012,844     $         -
                                                                   =========      ==========      ==========

     On December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $20,841,000 and $20,597,000, respectively. These federal and state net operating losses are available to offset future taxable income, and are due to expire beginning 2018 and 2003, respectively. The Company recorded a deferred tax asset valuation allowance against a portion of the deferred tax assets that management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income or gains from the sale or certain real estate. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

 (13)  Significant Customers
     Two customers accounted for approximately 15% and 11% of net sales for the year ending December 31, 2000. Four customers each comprised over 10% of net sales for the year ending December 31, 2001. Three customers each comprised over 10% of net sales for the year ending December 31, 2002. On December 31, 2001, two customers comprised approximately 40% of net accounts receivable. On December 31, 2002, three customers comprised approximately 79% of net accounts receivable.

(14)  Investment in Affiliates
     In September 1999, the Company made an investment in a limited liability company ("LLC"). The Company granted the LLC the rights to a software license in exchange for 300,000 Class A shares of the LLC, which were valued by the Company at $300,000. The value at which the outside investors paid cash for shares received as part of the same equity infusion was used by the Company to value their shares received. In May 2000, the LLC converted to a "C" corporation. In March 2001, and December 2001, the Company made additional investments in the affiliate for a total of $141,665, maintaining the same percent of ownership. As a result of the recognition of the Company's share of equity in losses of the affiliate, the investment balance as of December 31, 2002 has been reduced to zero.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(15)  Supplemental Disclosure of Cash Flow Information

                                                   2000       2001         2002
                                                   ----       ----         ----
         Cash paid during year for interest       $    -   $ 426,803   $ 306,237
                                                  ======   =========   =========
         Cash paid during year for income taxes   $    -   $       -   $  66,624
                                                  ======   =========   =========

The tax benefit of the exercise of stock options resulted in increases to common stock of $489,845 in 2000. No options were exercised in 2001 or 2002.

(16)  Dependence on Key Suppliers and Contract Manufacturers
     The Company produces its products using components or subassemblies purchased from third-party suppliers. An important factor in the Company's liquidity is the receipt and use of "no-charge components". The Company has entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company is committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components are were offered at competitive terms and prices. The Company believes that at December 31, 2002, that it's on track to meet the $8.0 million commitment. The Company is also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components, from a supplier over a two-year period commencing on January 1, 2002, and the Company is currently exceeding that percentage. In connection with these arrangements, the Company became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. The Company received the remainder of the no-charge components in the first quarter of 2002. Through December 31, 2002, the Company consumed $1.8 million of these chips in our manufacturing process and they were shipped in finished products to customers in 2002. In 2002, the Company's purchases and payments were approximately $2 million less than expected without the no-charge components. Of the original $3.0 million chip valuation, $.3 million has been written down as a result of a decline in the market value of the free chips. The favorable impact to the Company's statement of operations is being recognized on a delayed basis as a purchase discount over the total number of components acquired through the 30 month supply agreement. Since the start of these arrangements in January 2002, the favorable impact to the Company's statement operations was $.8 million.

     A substantial percentage of the Company's manufacturing in 2002 was performed by a contract manufacturer, SameTime Electronics, Inc. ("SameTime"); the loss of SameTime's services or a material adverse change in SameTime's business or in the Company's relationship with SameTime could materially and adversely harm the Company's business.

(17)  Segment and Geographic Information
     The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales to North America and net sales to international locations for 2000, 2001, and 2002 were comprised as follows:

                        2000     % of Total          2001     % of Total       2002       % of Total
                        ----      ----------         ----     ----------       ----       ----------
North America     $  40,524,456       70%      $  25,828,176      62%     $  22,375,552       60%
International        17,184,000       30%         15,742,100      38%        14,898,735       40%
                     ----------       ---         ----------      ---        ----------       ---
Total             $  57,708,456      100%      $  41,570,276     100%     $  37,274,287      100%
                     ==========      ====         ==========     ====        ==========      ====

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(18)  Retirement Plan
     The Company established a 401(k) retirement savings plan for employees in January 1996. Under the provisions of the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Total Company contributions in 2000, 2001 and 2002 were $55,314, $46,749 and $34,531, respectively.

(19) Selected Quarterly Financial Information (in thousands, except per share data, unaudited)
     The following table sets forth selected quarterly financial for the years ended December 31, 2001 and 2002. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                            2001 Quarter Ending                       2002 Quarter Ending
                                     Mar. 31  June 30 Sept. 30  Dec. 31       Mar. 31  June 30  Sept.30  Dec. 31
                                     -------  ------- --------  -------       -------  -------  -------  -------
Net sales                             10,027  $10,246  $11,719  $ 9,578       $ 8,973  $ 9,207  $10,879  $ 8,215
Costs of goods sold                    9,875    8,091    8,889    8,338         7,183    7,225    7,708    5,822
                                      ------   ------   ------   ------        ------   ------   ------   ------
  Gross profit (loss)                    152    2,155    2,830    1,240         1,790    1,982    3,171    2,393
                                      ------   ------   ------   ------        ------   ------   ------   ------
Operating expenses:
  Selling                              2,224    1,813    1,802    1,642         1,572    1,492    1,423    1,361
  General and administrative           1,635    1,503    1,433    3,367           911      852      825      817
  Research and development             1,479    1,341    1,334    1,174         1,076      856      879      716
                                      ------    -----    -----    -----         -----    -----    -----    -----
   Total operating expenses            5,338    4,657    4,569    6,183         3,559    3,200    3,127    2,894
                                      ------    -----    -----    -----         -----    -----    -----    -----
    Operating profit (loss)           (5,186)  (2,502)  (1,739)  (4,943)       (1,769)  (1,218)      44     (501)

Other income (expense), net              (29)    (128)      22      (24)           35       11       48      (25)
                                         ---      ---       --       --            --       --       --       --
    Income (loss) before income
      taxes and extraordinary item    (5,215)  (2,630)  (1,717)  (4,967)       (1,734)  (1,207)      92     (526)
Income tax expense (benefit)               -    3,800        -        -         2,013        -        -        2
                                       ------   -----   ------    -----        ------    -----    -----    -----
    Income (loss) before
       extraordinary item                  -        -        -        -        (3,747)  (1,207)      92     (528)
    Extraordinary gain on
      elimination of goodwill              -        -        -        -           255        -        -        -
                                        ------   -----   ------    -----        ------    -----    -----    -----
      Net income (loss)              $(5,215) $(2,630) $(5,517) $(4,967)      $(3,492) $(1,207) $    92  $  (528)
                                       =====    =====    =====    =====         =====    =====    =====    =====
Net loss per common share:
        Basic and diluted            $ (0.66) $ (0.33) $ (0.70) $ (0.63)      $ (0.44) $ (0.15) $  0.01  $ (0.07)

Weighted average common
   and common equivalent
   Shares:
        Basic and diluted              7,861    7,861    7,861    7,861         7,861    7,861    7,861    7,861

                                  EXHIBIT INDEX

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

       10.3   1998 Employee Equity  Incentive Plan, as  amended filed as Exhibit
              99.1 to Registration Statement on Form S-8 (Reg. No. 333-47188).*

       10.4 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the June 1996 Form 10-Q.*

       10.5 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

     **10.6   Letter Agreement between Zoom and an executive officer, filed as
              Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000. *

     **10.7 Employment Agreement, filed as Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 2002. *

       10.8 Mortgage, Security Agreement and Assignment between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 Form 10-Q"). *

       10.9   Commercial   Real   Estate  Promissory   Note,  between  Zoom  and
              Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

       10.10 Operating Agreement, Zoom Group LLC dated as of March 29, 2002, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 2002. *

       10.11 Agreement between Zoom Telephonics, Inc and Members if the Zoom Group dated as of March 22, 2002, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       10.12  Reinstatement   Agreement,   Assignment    Agreement   and  Second
              amendment of Purchase and Sale dated as of March 29, 2002, filed as Exhibit 10.3 to the March 2002 Form 10-Q. *

       21.    Subsidiaries. *

       23.    Consent of KPMG LLP.

       99.1 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of
               Title 18, United States Code).

       99.2 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

       **     Compensation Plan or Arrangement.

                   REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors;
Zoom Technologies, Inc.


The audits referred to in our report dated February 11, 2003, except as to notes 3 and 7(c), which are as of March 28, 2003, included the related financial statement schedule for each of the years in the three-year period ended December 31, 2002 included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements (No. 33-42834, No.33-90930, No.333-60565, No.333-75575, No.33-90191, No.333-47188 and
No.333-97573) on Form S-8 of Zoom Technologies, Inc., of our report dated February 11, 2003, except as to notes 3 and 7(c), which are as of March 28, 2003, relating to the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows and related schedule for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of Zoom Technologies, Inc.



                                        /s/ KPMG LLP




Boston, Massachusetts
March 28, 2002

                                                                     Schedule II

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ending December 31, 2000, 2001 and 2002




                                Balance at       Charged                      Balance
                                 Beginning   (Credited) to      Amount        at end
        Description               of year        Expense     written off      of year
                                  --------       -------     -----------      -------
Reserve for doubtful accounts  $   958,663    $   (43,608)   $   560,849   $   354,206
Reserve for price protection       649,686        235,651        686,588       198,749
Reserve for sales returns        2,934,019      7,532,526      9,401,130     1,065,415
COOP advertising and other
allowances                       2,228,223      6,566,840      7,285,978     1,509,085
                                 ---------      ---------     ----------     ---------
Year ending December 31, 2000  $ 6,770,591    $14,291,409    $17,934,545   $ 3,127,455
                                 =========     ==========     ==========     =========
Reserve for doubtful accounts  $   354,206    $   162,416    $   284,351   $   232,271
Reserve for price protection       198,749        943,820        403,456       739,113
Reserve for sales returns        1,065,415      5,628,163      6,013,536       680,042
COOP advertising and other
allowances                       1,509,085      4,332,751      4,676,813     1,165,023
                                 ---------      ---------     ----------     ---------
Year ending December 31, 2001  $ 3,127,455    $11,067,150    $11,378,156   $ 2,816,449
                                 =========     ==========     ==========     =========
Reserve for doubtful accounts  $   232,271    $    36,944    $   209,809   $    59,406
Reserve for price protection       739,113        699,482        774,263       664,332
Reserve for sales returns          680,042        756,012        522,040       914,014
COOP advertising and other
allowances                       1,165,023      3,960,531      4,116,898     1,008,656
                                 ---------      ---------     ----------     ---------
Year ending December 31, 2002  $ 2,816,449    $ 5,452,969    $ 5,623,010   $ 2,646,408
                                 =========     ==========     ==========     =========
