Form 10-Q
period 2003-03-31
ZOOM TECHNOLOGIES INC
filed 2003-05-12
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending March 31, 2003

                                       or

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
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [ X ]

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 2, 2003 was 7,852,466 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of March 31, 2003
                      and December 31, 2002 (unaudited)                     3

               Consolidated Statements of Operations for the three
                      Months Ending March 31, 2003 and 2002
                      (unaudited)                                           4

               Consolidated Statements of Cash Flows for the three
                      Months Ending March 31, 2003 and 2002
                      (unaudited)                                           5

               Notes to Consolidated Financial Statements                 6 - 10

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10 - 21

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                  21

  Item 4.      Controls and Procedures                                      21


Part II. Other Information

   Item 5.      Other Events                                                21

   Item 6.      Exhibits and Reports on Form 8-K                            21

                Signatures                                                  22

                Certifications                                           23 - 24

                Exhibit Index                                               25

PART I - FINANCIAL INFORMATION

                                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets
                                                   (unaudited)

                                                                March 31, 2003   December 31, 2002
                                                                --------------   -----------------

   Assets

Current assets:
    Cash and cash equivalents                                   $   7,690,027    $   7,612,274
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $2,668,034 at
       March 31, 2003 and $2,646,408 at December 31, 2002           3,215,394        3,714,202
    Inventories, net                                                6,197,599        6,782,550
    Prepaid expenses and other current assets                         492,176        1,037,733
                                                                   ----------       ----------
             Total current assets                                  17,595,196       19,146,759

    Property, plant and equipment, net                              3,341,171        3,485,911
                                                                   ----------       ----------
             Total assets                                       $  20,936,367    $  22,632,670
                                                                   ==========       ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     217,423    $     191,550
    Accounts payable                                                1,720,839        2,406,843
    Accrued expenses                                                1,107,445        1,207,724
                                                                   ----------       ----------
             Total current liabilities                              3,045,707        3,806,117

 Long-term debt                                                     5,264,381        5,342,057
                                                                   ----------       ----------
             Total liabilities                                      8,310,088        9,148,174
                                                                   ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000
    shares; issued 7,860,866 shares, outstanding 7,852,466
    and 7,858,266 shares at March 31,2003 and December 31,
    2002, respectively                                                282,452          282,452
  Additional paid-in capital                                       27,962,763       27,962,763
  Retained earnings (accumulated deficit)                         (15,609,846)     (14,770,278)
  Accumulated other comprehensive income (loss)                        (1,768)          11,755
  Treasury stock                                                       (7,322)          (2,196)
                                                                   ----------       ----------
             Total stockholders' equity                            12,626,279       13,484,496
                                                                   ----------       ----------

             Total liabilities and stockholders' equity         $  20,936,367    $  22,632,670
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                    Consolidated Statements of Operations
                                                (Unaudited)

                                                                    Three Months Ending
                                                                          March 31,
                                                               -----------------------------
                                                                    2003            2002
                                                                    ----            ----
Net sales                                                       $  7,538,513    $  8,973,517
Costs of goods sold                                                5,393,719       7,183,327
                                                                ------------    ------------
                      Gross profit                                 2,144,794       1,790,190

Operating expenses:
         Selling                                                   1,361,768       1,572,616
         General and administrative                                  957,796         910,647
         Research and development                                    752,204       1,075,934
                                                                ------------    ------------
                      Total operating expenses                     3,071,768       3,559,197
                                                                ------------    ------------
                      Operating income (loss)                       (926,974)     (1,769,007)

Other income (expense):
         Interest income                                              21,311          31,529
         Interest (expense)                                          (54,812)        (88,376)
         Equity in losses of affiliate                                     -         (30,000)
         Other, net                                                  120,907         121,843
                                                                ------------    ------------
                      Total other income (expense), net               87,406          34,996
                                                                ------------    ------------
                      Income (loss) before income tax
                        expense and extraordinary item              (839,568)     (1,734,011)

Income tax expense (benefit)                                               -       2,012,844
                                                                ------------    ------------
                      Income (loss) before extraordinary
                        item                                        (839,568)     (3,746,855)
                      Extraordinary gain on elimination
                        of negative goodwill                               -         255,287
                                                                ------------    ------------
                      Net income (loss)                         $   (839,568)   $ (3,491,568)
                                                                ============    ============

Earnings (loss) per common share before extraordinary item:

                      Basic                                     $      (0.11)   $      (0.47)
                                                                ============    ============
                      Diluted                                   $      (0.11)   $      (0.47)
                                                                ============    ============


Extraordinary gain on elimination of negative goodwill
                      Basic and diluted                         $          -    $       0.03
                                                                ============    ============
Earnings (loss) per common share:

                      Basic                                     $      (0.11)   $      (0.44)
                                                                ============    ============
                      Diluted                                   $      (0.11)   $      (0.44)
                                                                ============    ============
Weighted average common and common equivalent shares

                      Basic                                        7,853,382       7,860,866
                                                                ============    ============
                      Diluted                                      7,853,382       7,860,866
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Three Months Ending
                                                                              March 31,
                                                                      2003               2002
                                                                -----------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $    (839,568)       $ (3,491,568)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-operating gain on refund of deposit                         (40,237)                  -
      Extraordinary gain on elimination of negative
        goodwill                                                                         (255,287)
      Depreciation and amortization                                   145,334             233,527
      Write-off of net deferred tax assets                                  _           2,012,844
      Equity in losses of affiliate                                         _              30,000
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      486,589             611,269
        Inventories, net                                              584,951           3,074,336
        Prepaid expenses and other assets                             585,794             (66,534)
        Accounts payable and accrued expenses                        (786,283)           (169,410)
                                                                    ---------           ---------
           Net cash provided by (used in) operating activities        136,580           1,979,177
                                                                    ---------           ---------
Cash flows from investing activities:
Additions to property, plant and equipment                               (594)            (12,986)
                                                                    ---------           ---------
           Net cash provided by (used in) investing activities           (594)            (12,986)
                                                                    ---------           ---------
Cash flows from financing activities:
    Principal payments on long-term debt                              (51,803)            (38,714)
    Purchase of Treasury stock                                         (5,126)                  -
                                                                    ---------           ---------
           Net cash provided by (used in) financing activities        (56,929)            (38,714)
                                                                    ---------           ---------
Effect of exchange rate changes on cash                                (1,304)            (40,303)
                                                                    ---------           ---------
Net increase (decrease) in cash                                        77,753           1,887,174

Cash beginning of period                                            7,612,274           5,252,058
                                                                    ---------           ---------
Cash end of period                                              $   7,690,027        $  7,139,232
                                                                    =========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $      58,090        $     88,376
                                                                    =========           =========
    Income taxes                                                $           -        $          -
                                                                    =========           =========

   See accompanying notes to consolidated financial statements.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ending December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

     The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ending March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ending March 31, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated financial statements include the accounts and operations of the Company's wholly-owned subsidiary, Zoom Telephonics, Inc., a Delaware Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

     (b) Stock-Based Compensation

     The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation (in thousands, except per share data):

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                          (UNAUDITED)
                                                                ----------------------------
                                                                     2003           2002
                                                                -------------   ------------
Net loss, as reported..................................         $   (839,568)   $(3,491,568)
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects............             (117,259)      (270,945)
                                                                -------------   ------------
Pro forma net loss.....................................         $   (956,827)   $(3,762,513)
                                                                =============   ============
Loss per share:
Basic and diluted - as reported........................         $      (0.11)   $     (0.44)
Basic and diluted - pro forma..........................         $      (0.12)   $     (0.48)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                 FOR THE THREE
                                                  MONTHS ENDED
                                                    MARCH 31,
                                            ----------------------
                                             2003            2002
                                            ------         -------
Risk-free interest rate..............        2.26%           3.48%
Expected dividend yield..............        0.00%           0.00%
Expected volatility..................      136.59%         100.63%
Expected life (years)................        2.47            2.04
Weighted-average fair value of
options granted during the period....      $ 0.52          $ 1.10

(c) Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on its preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on the Company's consolidated financial statements.

(2)   Liquidity

     On December 31, 2002, Zoom had cash of approximately $7.6 million. For the three months ending March 31, 2003, the Company's net cash provided by operating activities was $0.1 million, and net cash used in investing and financing activities was $0.1 million. On March 31, 2003, Zoom had cash of approximately $7.7 million. Currently, the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is improvement in the Company's operating performance.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout 2002 and continued these reductions in the first three months of 2003. The employee headcount was 215 at December 31, 2001, and 176 at March 31, 2003. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2003, and may make further reductions if these actions are deemed necessary.

     During the past several years the Company has experienced declining demand for its dial-up modem products. Trends including the bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows, or promotions by the Internet Service Providers of their V.92 and V.44 modem implementations and/or the availability of new web acceleration techniques grow sales through the Company's channels. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem, and dialer markets.

     Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:

                                          Three Months Ending
                                                March 31,
                                     ------------------------------
                                         2003              2002
                                     ------------      ------------
Basic:
  Net income (loss)                  $  (839,568)      $(3,491,568)

Weighted average shares
  outstanding                          7,853,382          7,860,866
                                     -----------       -----------
Net earnings (loss) per share        $     (0.11)       $     (0.44)
                                     ===========       ===========

Diluted:
  Net income (loss)                  $  (839,568)       $(3,491,568)
Weighted average shares
  outstanding                          7,853,382          7,860,866

Net effect of dilutive stock
  options based on the Treasury
  stock method using average
  market price                                 -                  -

Weighted average shares
  outstanding                          7,853,382          7,860,866
                                     -----------        -----------
Net earnings (loss) per share         $    (0.11)       $     (0.44)
                                     ===========        ============

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 2,147 and 2,008 shares of common stock at March 31, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:               March 31, 2003        December 31, 2002
                                                        ------------------      -----------------
      Raw materials                                       $   2,905,919           $  2,808,421
      Work in process                                           618,716                673,275
      Finished goods                                          2,672,964              3,300,854
                                                             ----------             ----------
                                                          $   6,197,599           $  6,782,550
                                                             ==========             ==========

     During the three months ending March 31, 2003 and December 31, 2002 the Company recorded lower of cost or market write-downs of $237,715 and $174,905 related to broadband and wireless inventory, respectively.

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

     The components of comprehensive income (loss), net of tax, are as follows:

                                         Three Months Ending
                                             March 31,
                                    ----------------------------
                                        2003            2002
                                    ------------    ------------
 Net income (loss)                  $ (839,568)   $   (3,491,568)

 Foreign currency translation
  adjustment                           (13,523)          (40,303)
                                   -----------    --------------
Comprehensive income (loss)         $ (853,091)    $  (3,531,871)
                                   ===========    ==============

6)   Long-Term Debt

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

(7)  Commitments

     During the three months ending March 31, 2003, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the fiscal year ending December 31, 2002.

     In March 2002, following the termination of discussions pursuant to which Zoom proposed to purchase a ground lease for a manufacturing facility located at 27 Drydock Avenue, Boston, Massachusetts (the "Drydock Building"), Zoom pursued an arrangement to purchase the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter
R. Kramer, Executive Vice President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with the Company as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. The Company and each of the investors owned a 20% interest in the Zoom Group.

     In August, 2002, the Zoom Group purchased the Drydock Building for a purchase price of $6.1 million. The Zoom Group obtained a mortgage of $4.2 million, less closing costs and legal fees. Each member of the Zoom Group contributed $482,577 for their share of the investment plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement, the Company had both the right to sell its interest in the Zoom Group to the other members of the Zoom Group by January 5, 2003 for the Company's original purchase price, and the right to purchase the other members' entire interests in the Zoom Group through December 31, 2005 in accordance with a predetermined formula. In December 2002, a special committee of Zoom's board of directors, appointed to review the Drydock transactions, determined that is was advisable and in the best interest of the Company to exercise its right to sell its interest in the Zoom Group to the remaining Zoom Group LLC members. Accordingly, effective January 5, 2003, the Company exercised its right to sell and assign its interest in the Zoom Group to the remaining members of the Zoom Group for approximately $482,000. In March 2003, Zoom received the proceeds from the sale of its interest from the remaining members of the Zoom Group. This action was taken to improve the Company's liquidity position and to reduce its exposure to the Boston real estate market.

(8) Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's domestic and international net sales for the three months ending March 31, 2003 and 2002, respectively, were comprised as follows:

                Three Months             Three Months
                   Ending       % of        Ending       % of
                Mar 31, 2003    Total    Mar 31, 2002    Total
               -------------    -----   -------------    -----
United States    $ 4,579,123      61%     $ 5,509,321      61%
International      2,959,390      39%       3,464,196      39%
                 -----------     ---      -----------      ---
Total            $ 7,538,513     100%     $ 8,973,517     100%
                 ===========     ===      ===========      ===

(9) Extraordinary Gain

     In the quarter ending March 31, 2002 the Company recorded an extraordinary gain of $255,287, upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet related to a previous acquisition, and was recorded in accordance with the provisions of SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Critical Accounting Policies

     The following is a discussion of what we view as our more significant accounting policies. These policies are also described in the notes to our consolidated audited financial statements included in our annual report on Form 10-K for the year ending December 31, 2002. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Material differences could result in the amount and timing of our revenue and expenses for any period if we made different judgments or used different estimates.

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

     In the quarter ending March 31, 2002, we adopted FASB Emerging Issues Task Force Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The application of the guidance in Issue No. 00-14 and No. 00-25 resulted in a change in the manner in which we record certain types of discounts and sales and marketing incentives that are provided to our customers. We had historically recorded these incentives as marketing expenses. Under Issue No. 00-14 and No. 00-25, we are now recording these incentives as reductions of revenue for the current and prior periods, which in turn, reduced gross margins. The offset was an equal reduction of selling expenses. EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," subsequently codified the guidance in Issue No. 00-14 and 00-25. There was no change in net income (loss) for either of the historical periods restated.

     To ensure that the discounts and sales and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

     Accounts Receivable Valuation. We establish accounts receivable reserves for product returns, store rebates, consumer mail-in rebates, price protection refunds, and bad debt. These reserves are drawn down as actual credits are issued to the customer's accounts. Our bad-debt write-offs have not been significant in recent years.

     Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. The subsequent slow down in the industry resulted in a significant excess inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. Starting in 2001 and to a lesser extent in 2002, the sales prices for some of the products dropped below our cost and, accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In each of Q1 2002 and Q1 2003, we recorded charges against inventory of $0.2 million as a result of lower of cost of market valuation.

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we have agreed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We are required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components, from a supplier over a two-year period commencing on January 1, 2002, and we are currently exceeding that percentage. In connection with these arrangements, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact of the free components is being recognized on a delayed basis as a purchase discount over the total number of components acquired through the 30 month supply agreement.

     Valuation and Impairment of Intangible Assets. We assess the impairment of our goodwill assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the quarter ending March 31, 2002 the Company recorded an extraordinary gain of $255,287, upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet related to a previous acquisition, and was recorded in accordance with the provisions of SFAS 142.

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

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. At December 31, 2001, a portion of our net deferred tax asset was supported by our specific tax planning strategy to sell our appreciated headquarters building in Boston. The amount of the projected tax benefit from this sale was used to support the $2.0 million deferred tax asset that remained on our balance sheet as of December 31, 2001. In our first quarter ending March 31, 2002, we recorded an additional $2.0 income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building. As of March 31, 2003 our deferred tax asset balance was zero.

Results of Operations

     We recorded net sales of $7.5 million for our first quarter ending March 31, 2003, down 16.0% from $9.0 million in the first quarter of 2002. We reported an operating loss of $0.9 million for the first quarter of 2003, compared to an operating loss of $1.8 million in the first quarter of 2002. We reported a net loss of $0.8 million for our first quarter ending March 31, 2003 compared to a net loss of $3.5 million for the first quarter ending March 31, 2002. Earnings per share improved as we reported a loss of $0.11 per diluted share for the first quarter of 2003 compared to a loss of $0.44 per diluted share for the first quarter of 2002.

     Our total net sales decrease of 16% from Q1 2002 was primarily due to decreased dial-up modem sales. Dial-up modem sales declined primarily due to a decrease of 8% in dial-up modem unit sales and a 6% decline in dial-up modem average selling prices. In Q1 2003 net sales in our broadband categories more than doubled compared to Q1 2002, with our strongest quarter sales to date of ADSL modems.

     Our gross profit increased to $2.1 million in Q1 2003 from $1.8 million in Q1 2002. Our gross profit percentage of net sales improved from 19.9% in Q1 2002 to 28.5% of net sales in Q1 2003. The improvement resulted primarily from our cost reductions, which outpaced the continuing market-driven reduction in average selling prices, and lower inventory charges for obsolescence and lower of cost or market valuations.

     Our operating expenses decreased by $0.5 million to $3.1 million in Q1 2003 from $3.6 million in Q1 2002. The decrease of $0.5 million was comprised of lower selling expenses of $0.2 million and lower research and development expenses of $0.3 million, partially offset by increased general and administrative expenses of $0.05 million. We have reduced our worldwide staff from 198 employees on March 31, 2002 to 176 employees on March 31, 2003. We also continue to maintain a temporary wage freeze and tight controls on discretionary spending.

     Selling expenses in Q1 2003 decreased to $1.4 million or 18.1% of net sales from $1.6 million or 17.5% of net sales in Q1 2002. Selling expenses were lower primarily because of reduced personnel costs, commissions, rent, and freight and distribution costs relating primarily from lower sales. These lower selling expenses were slightly offset by higher marketing costs.

     General and administrative expenses were $1.0 million or 12.7% of net sales in Q1 2003 compared to $0.9 million or 10.1% of net sales in Q1 2002. General and administrative expenses changed primarily due to increased bad debt expense resulting from a recovery of a previously written-off balance in Q1 2002 versus a small charge to bad debt expense in Q1 2003, partially offset by lower depreciation and amortization, taxes, and other general support expenses.

     Research and development expenses were $0.8 million or 10.0% of net sales in Q1 2003 compared to $1.1 million or 12.0% of net sales in Q1 2002. Research and development costs decreased primarily as a result of reduced personnel costs, facility occupancy costs, and equipment rental expenses, partially offset by increased purchased services. Development and support continues on all of our major product lines.

     Other income (expense) net improved from income of $0.03 million in Q1 2002 to income of $0.09 million in Q1 2003. Included in other income (expense) are interest income, interest expense, and other, net.

o Interest income. Interest income decreased to $0.02 million in Q1 2003 from $0.03 million in Q1 2002. The decrease was the result of our lower earned interest rate partially offset by the interest earned on a higher average invested cash balance during Q1 2003 compared to Q1 2002. The average interest rate earned was approximately 34 basis points lower in Q1 2003 than in Q1 2002.
o Interest expense. Interest expense decreased to $0.05 million in Q1 2003 from $0.09 million in Q1 2002. The interest expense decrease is due to lower interest expense on our $6.0 million mortgage taken out in January 2001 on our headquarters building. The interest rate and the outstanding balance were both lower in Q1 2003 compared to Q1 2002. The mortgage interest rate is adjusted annually in January of each year.
o Equity in losses of affiliate. Our losses in affiliates decreased to $0.0 million in Q1 2003 from $0.03 million in Q1 2002. Our affiliate investments are fully written down to zero at March 31, 2003.
o    Other,  net.  The total was $0.12 million in Q1 2002 and Q1 2003.

     We did not record any net tax benefit to offset our $0.8 million pre-tax loss in Q1 2003. In Q1 2002, we recorded a $2.0 million income tax charge to increase our valuation allowance against our net deferred tax asset. The accounting treatment with respect to our net deferred tax asset is described in further detail under the caption "Critical Accounting Policies" above.

Liquidity and Capital Resources

     On March 31, 2003, we had working capital of $14.5 million, including $7.7 million in cash and cash equivalents.

     In Q1 2003 operating activities generated $0.1 million in cash. Our net loss in Q1 2003 was $0.8 million. Sources of cash from operations included a reduction of inventory of $0.6 million, a decrease in accounts receivable of $0.5 million, and a reduction of prepaid expenses of $0.6 million. The decrease in inventory and accounts receivable was primarily the result of reduced consecutive quarter to quarter sales and improved inventory turnover and improved collection of accounts receivable. The reduction of prepaid expenses resulted primarily from the receipt of a payment of $0.48 million for the sale of our interest in the Zoom Group to the other members of the Zoom Group in connection with the termination of our participation in the ownership of the Drydock building. The Drydock transaction is discussed in further detail under the caption "Commitments and Related Party Transaction" below. Uses of cash from operations included a decrease of accounts payable of $0.8 million.

     In Q1 2003 our net cash used in investing activities was $0.001 million. We anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     In Q1 2003 we used cash for financing activities of $0.06 million consisting primarily of $0.05 million for monthly principal payments on the mortgage on our headquarters facility. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis and matures on January 10, 2006. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5 % per annum. In 2002, the interest rate was 4.97%. As of January 10, 2003, the rate of interest was changed to 3.81%.

     Currently we do not have a debt facility from which we can borrow, and we do not expect to obtain one on acceptable terms unless there is an improvement in our operating performance. However, we believe we would be able to obtain funds, if and when required, by factoring accounts receivable. We do not plan to put a factoring arrangement in place until and unless it is necessary since there would be an up-front cost to finalize the arrangement.

     To conserve cash and manage our liquidity, we implemented expense reductions throughout 2002 and in the first quarter of 2003. Our employee headcount was 215 at December 31, 2001, which has been reduced to 176 at March 31, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if the actions are deemed necessary.

     Trends including the bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows, or promotions by the Internet Service Providers of their V.92 and
V.44 modem implementations and/or the availability of new web acceleration techniques grow sales through the Company's channels. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem and dialer markets.

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

Commitments and Related Party Transaction

     During the three months ending March 31, 2003, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ending December 31, 2002.

     In March 2002, following the termination of discussions pursuant to which Zoom proposed to purchase a ground lease for a manufacturing facility located at 27 Drydock Avenue, Boston, Massachusetts (the "Drydock Building"), Zoom pursued an arrangement to purchase the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter
R. Kramer, Executive Vice President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with us as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. Zoom and each of the investors owned a 20% interest in the Zoom Group. The managers of the Zoom Group are Peter Kramer and the third party.

     In August, 2002, the Zoom Group purchased the Drydock Building for a purchase price of $6.1 million. The Zoom Group obtained a mortgage of $4.2 million, less closing costs and legal fees. Each member of the Zoom Group contributed $482,577 for their share of the investment plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement, the Company had both the right to sell its interest in the Zoom Group to the other members of the Zoom Group by January 5, 2003 for the Company's original purchase price, and the right to purchase the other members' entire interests in the Zoom Group through December 31, 2005 in accordance with a predetermined formula. Effective January 5, 2003, we exercised our right to sell our interest in the Zoom Group to the other members of the Zoom Group. In March 2003, we received the proceeds from the sale of our interest from the remaining members of the Zoom Group, LLC to the value of $.48 million, which represents the Company's investment amount less the non-refundable deposit and the negotiated share of losses in the Zoom Group, plus interest earned on the Company's original deposit. This action was taken to improve the Company's liquidity position and to reduce its exposure to the Boston real estate market.

     On April 25, 2003, we agreed to purchase substantially all of modem assets of SONICblue Incorporated, including the trade names Diamond and Supra, for approximately $495,000, subject to adjustment, and certain end-user obligations, including customer support and firmware upgrades. SONICblue, a consumer electronics manufacturer, is currently involved in voluntary bankruptcy proceedings filed under Chapter 11 of the Bankruptcy Code. Our obligation to purchase the assets is still subject to approval of the bankruptcy court, overbids in the bankruptcy court, and customary closing conditions.

Recently Issued Accounting Standards

     In June 2002, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

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

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of our dial-up, cable and ADSL modems, the anticipated benefits Zoom will receive as a result of V.92 rollout and the consolidation in the dial-up modem markets, the anticipated development of Zoom's markets and sales channels, the level of demand for Zoom's products, the anticipated effect that the "no charge" components will have on Zoom's liquidity, the anticipated impact of Zoom's cost-cutting initiatives, and Zoom's financial condition or results of operations.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth below as well as those discussed elsewhere in this report and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

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

Our revenues have declined and we have incurred significant losses over the last three years.

     We incurred a net loss of $0.8 million in Q1 2003, $5.1 million in 2002, $18.3 million in 2001, and $3.1 million in 2000. Our revenue has declined from $57.7 million in 2000, to $41.6 million in 2001 and to $37.3 million in 2002. Our revenue was $7.5 million for the three months ending March 31, 2003.

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

     In January 2001, we obtained a $6 million, 20-year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

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

     Relatively few customers have accounted for a significant portion of our net sales. In fiscal 2001, approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. In 2002, 43% of our net sales were attributable to three customers, each of whom accounted for 10% or more of our net sales. In Q1 2003, approximately 54% of our net sales were attributable to four customers, each of whom accounted for more than 10% of net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2002 and Q1 2003, we recorded a reduction of revenue of $0.7 million and $0.05 million, respectively, for customer price protection.

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

     During fiscal 2000, in anticipation of future sales of our broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At March 31, 2003, our inventory level was $6.2 million, a reduction of $4.9 million from December 31, 2001 primarily attributable to reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors, lower inventory levels to support the reduced sales activity in 2002 and the first quarter of 2003, improved inventory turnover, inventory write-downs for lower of cost or market adjustments and obsolescence, and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

We may be unable to produce sufficient quantities of our products because we depend on third party manufacturers. If these third party manufacturers fail to produce quality products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

     We use contract manufacturers to partially manufacture our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use six contract manufacturers for the bulk of our purchases, in some cases a given product is provided by only one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

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

     Although we currently sell products that include these technologies, the market for high-speed communication products and services is fragmented and still in its development stage, and in the cases of cable and ADSL modems, the market is dominated by large cable and telephone service providers. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render and have in the past rendered our products less competitive or obsolete. If any of these events occur, we may be unable to sustain or grow our business. In addition, if any of one or more of the alternative technologies gain market share at the expense of another technology, demand for our products may be reduced, and we may be unable to sustain or grow our business.

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

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete. Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, GVC, Intel, Sitecom, and US Robotics.
o Cable modem competitors: Com21, D-Link, Linksys, Motorola, Netgear, Scientific Atlanta, SMC, Terayon, Thomson, and Toshiba.
o ADSL modem competitors: 3Com, Alcatel, Siemens (formerly Efficient Networks), Thomson, US Robotics, and Westell.

Our business is dependent on the Internet and the development of the Internet infrastructure.

     Our success will depend on the continued growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and that require high bandwidth. The growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet.

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

     Our international sales accounted for approximately 30% in fiscal 2000 and 38% in fiscal 2001. In 2002 our international sales accounted for approximately 40% of our revenues. In Q1 2003 our international sales accounted for approximately 39% of our revenues. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

     Investment Rate Risk - The Company's investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk. The 20 year mortgage of our headquarters building is a variable rate loan with the interest rate adjusted annually. A 1% change in the interest rate would result in a decrease or increase of approximately $58,000 of interest expense per year.

Item 4.  Controls and Procedures.

     Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-14). These controls and procedures have been designed to ensure that material information related to our company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

     Since the last evaluation of our internal controls and procedures for financial reporting, Zoom has made no significant changes in those internal controls and procedures or in other factors that could significantly affect our internal controls and procedures for financial reporting.

PART II - OTHER INFORMATION

Item 5.  Other Events

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

     10.13 Agreement between Zoom and the members of the Zoom Group LLC.

     99.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2003.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ZOOM TECHNOLOGIES, INC.


Date: May 8, 2003         By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: May 8, 2003         By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance
                               and Chief Financial Officer (Principal
                               Financial and Accounting Officer)

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

Date: May 8, 2003

/s/ Frank B. Manning,
-----------------------
Chief Executive Officer

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

Date: May 8, 2003

/s/ Robert Crist,
-----------------------
Chief Financial Officer

                                   Exhibit List

         Exhibit No.       Description


         10.13             Agreement  between Zoom  and  the members of the Zoom
                           Group LLC.

         99.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002