Form 10-K/A
period 2002-12-31
ZOOM TECHNOLOGIES INC
filed 2003-06-12
CIK 822708

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2003 annual meeting of shareholders to be filed with the SEC in April 2003 are incorporated by reference into Part III, Items 10-13 of this Form 10-K, as amended.

                               INTRODUCTORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K is primarily being filed to amend and restate footnote 2(k) and footnote 11 of the Company's financial statements contained in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed by the Company on March 28, 2003, to correct the results of inadvertent errors made in the calculation of the pro forma effect on net income (loss) and earnings (loss) per share applying the fair value recognition provisions of FASB No. 123 to stock-based compensation included therein and the per share weighted average fair value of stock options granted. No other changes have been made to the financial statements or notes relating thereto. The Company is also filing additional exhibits.

The effect of the restatement of footnote 2(k) and footnote 11 on previously reported consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:

As originally reported:

                                                                YEAR ENDED DECEMBER 31,
                                                         2000              2001            2002
                                                      ----------       ------------     -----------
Net income (loss), as reported....................   $(3,077,248)     $(18,328,922)    $(5,135,586)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects........      (837,541)         (683,521)       (225,230)
                                                       ---------        ----------       ---------
Pro forma net income (loss).......................   $(3,914,789)     $(19,012,443)    $(5,360,816)
                                                       =========        ==========       =========
Earnings (loss) per share:
Basic -- as reported..............................   $     (0.40)      $     (2.33)    $     (0.65)
Basic - pro forma.................................   $     (0.50)      $     (2.42)    $     (0.68)
                                                        =========         =========       =========
Diluted -- as reported............................   $     (0.40)      $     (2.33)    $     (0.65)
Diluted - pro forma...............................   $     (0.50)      $     (2.42)    $     (0.68)
                                                        =========         =========       =========

Weighted-average assumptions: 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.90%, volatility 110% and an expected life of 3.0 years; 2001
- expected dividend yield 0.0%, risk-free interest rate of 4.63%, volatility 101% and an expected life of 1.7 years; 2002 - expected dividend yield 0.00%, risk-free interest rate of 3.53%, volatility 140% and an expected life of 1.4 years.

On December 31, 2002 there were 845,446 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2000, 2001, and 2002 was $6.84, $2.70 and $0.93, respectively, on the date of grant using the Black Scholes option-pricing model.

As restated:

                                                                YEAR ENDED DECEMBER 31,
                                                         2000              2001            2002
                                                      ----------       ------------     -----------
Net income (loss), as reported....................   $(3,077,248)     $(18,328,922)    $(5,135,586)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects........    (1,616,219)       (1,834,280)     (1,109,003)
                                                       ---------        ----------       ---------
Pro forma net income (loss).......................   $(4,693,467)     $(20,163,202)    $(6,244,589)
                                                       =========        ==========       =========
Earnings (loss) per share:
Basic -- as reported..............................   $     (0.40)      $     (2.33)    $     (0.65)
Basic - pro forma.................................   $     (0.61)      $     (2.57)    $     (0.79)
                                                        =========         =========       =========
Diluted -- as reported............................   $     (0.40)      $     (2.33)    $     (0.65)
Diluted - pro forma...............................   $     (0.61)      $     (2.57)    $     (0.79)
                                                        =========         =========       =========

Weighted-average assumptions: 2000 - expected dividend yield 0.0%, risk-free interest rate of 6.26%, volatility 90% and an expected life of 2.0 years; 2001 - expected dividend yield 0.0%, risk-free interest rate of 3.83%, volatility 102% and an expected life of 2.0 years; 2002 - expected dividend yield 0.00%, risk-free interest rate of 2.65%, volatility 106% and an expected life of 2.5 years.

On December 31, 2002 there were 845,446 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2000, 2001, and 2002 was $3.48, $1.47 and $0.54, respectively, on the date of grant using the Black Scholes option-pricing model.

PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE
                                                                            Page
Independent Auditors' Report                                                 5
Consolidated Balance Sheets as of December 31, 2001 and 2002                 6
Consolidated Statements of Operations for the years ending December 31,      7
2000, 2001 and 2002
Consolidated Statements of  Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 2000, 2001 and 2002                        8
Consolidated Statements of Cash Flows for the years ending December 31,      9
2000, 2001 and 2002
Notes to Consolidated Financial Statements                                 10-25
Schedule II:  Valuation and Qualifying Accounts for the years ending
December 31, 2000, 2001 and 2002                                             32

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

                                                                YEAR ENDED DECEMBER 31,
                                                         2000              2001            2002
                                                      ----------       ------------     -----------
Net income (loss), as reported....................   $(3,077,248)     $(18,328,922)    $(5,135,586)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects........    (1,616,219)       (1,834,280)     (1,109,003)
                                                       ---------        ----------       ---------
Proforma net income (loss)........................   $(4,693,467)     $(20,163,202)    $(6,244,589)
                                                       =========        ==========       =========
Earnings (loss) per share:
Basic -- as reported..............................   $     (0.40)      $     (2.33)    $     (0.65)
Basic -- proforma.................................   $     (0.61)      $     (2.57)    $     (0.79)
                                                        =========         =========       =========
Diluted -- as reported............................   $     (0.40)      $     (2.33)    $     (0.65)
Diluted -- proforma...............................   $     (0.61)      $     (2.57)    $     (0.79)
                                                        =========         =========       =========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     Weighted-average   assumptions:   2000  -  expected  dividend  yield  0.0%,
          risk-free interest rate of 6.26%, volatility 90% and an expected life of 2.0 years; 2001 - expected dividend yield 0.0%, risk-free interest rate of 3.83%, volatility 102% and an expected life of 2.0 years; 2002
          - expected dividend yield 0.00%, risk-free interest rate of 2.65%, volatility 106% and an expected life of 2.5 years.

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

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

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

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

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
================      =======               =========          ======           =======           ======

     On December 31, 2002 there were 845,446 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2000, 2001, and 2002 was $3.48, $1.47 and $0.54, respectively, on the date of grant using the Black Scholes option-pricing model.

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

       10.3   1998 Employee Equity Incentive Plan, as amended, filed as Exhibit
              99.1 to Registration Statement on Form S-8 (Reg. No.333-47188).*

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

       10.10 Operating Agreement, Zoom Group LLC dated as of March 29, 2002, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 2002. *

       10.11 Agreement between Zoom Telephonics, Inc and Members of the Zoom Group dated as of March 22, 2002, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       10.12  Reinstatement   Agreement,   Assignment    Agreement   and  Second
              amendment of Purchase and Sale dated as of March 29, 2002, filed as Exhibit 10.3 to the March 2002 Form 10-Q. *

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


                                         ZOOM TECHNOLOGIES, INC.
                                         (Registrant)


                                          By:  /s/ Robert A. Crist
                                          ----------------------------
                                           Principal Financial and
                                           Accounting Officer

Date:  June 12, 2003

                                  CERTIFICATION

I, Frank B. Manning, President and Chief Executive Officer of Zoom Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Zoom Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 12, 2003

/s/ Frank B. Manning
-----------------------
Frank B. Manning
President and Chief Executive Officer

                                  CERTIFICATION

I, Robert A. Crist, Chief Financial Officer of Zoom Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Zoom Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 12, 2003

 /s/ Robert A. Crist
-----------------------
Robert A. Crist
Chief Financial Officer

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

       10.10 Operating Agreement, Zoom Group LLC dated as of March 29, 2002, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 2002. *

       10.11 Agreement between Zoom Telephonics, Inc and Members of the Zoom Group dated as of March 22, 2002, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       10.12  Reinstatement   Agreement,   Assignment    Agreement   and  Second
              amendment of Purchase and Sale dated as of March 29, 2002, filed as Exhibit 10.3 to the March 2002 Form 10-Q. *

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

                                   EXHIBIT 23

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

We consent to incorporation by reference in the registration statements (No. 33-42834, No.33-90930, No.333-60565, No.333-75575, No.33-90191, No.333-47188 and
No.333-97573) on Form S-8 of Zoom Technologies, Inc., of our report dated February 11, 2003, except as to notes 3 and 7(c), which are as of March 28, 2003, relating to the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows and related schedule for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K/A of Zoom Technologies, Inc.



                                        /s/ KPMG LLP




Boston, Massachusetts
March 28, 2003

                                  Exhibit 99.1

                                  Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United
                                  States Code)


     I, Frank B. Manning, President and Chief Executive Officer of Zoom Technologies, Inc., a Delaware corporation (the "Company"), do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code) that, to the best of my knowledge and belief:

(1) The Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: June 12, 2003                 /s/ Frank B. Manning
                                    ------------------------------------
                                    Frank B. Manning
                                    President and Chief Executive Officer

                                  Exhibit 99.2

                                  Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United
                                  States Code)


     I, Robert A. Crist, Chief Financial Officer of Zoom Technologies, Inc., a Delaware corporation (the "Company"), do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) that, to the best of my knowledge and belief:

(1) The Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: June 12, 2003                 /s/ Robert A. Crist
                                    ------------------------------------
                                    Robert A. Crist
                                    Chief Financial Officer