Form 10-Q
period 2003-06-30
ZOOM TECHNOLOGIES INC
filed 2003-08-13
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2003

                                       or

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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of August 11, 2003 was 7,852,466 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of June 30, 2003
                      and December 31, 2002 (unaudited)                     3

               Consolidated Statements of Operations for the three and six
                      Months Ending June 30, 2003 and 2002
                      (unaudited)                                           4

               Consolidated Statements of Cash Flows for the six
                      Months Ending June 30, 2003 and 2002
                      (unaudited)                                           5

               Notes to Consolidated Financial Statements                  6-9

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 10-21

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                 21

  Item 4.      Controls and Procedures                                     22


Part II. Other Information

  Item 5.      Other Events                                                22

  Item 6.      Exhibits and Reports on Form 8-K                            23

               Signatures                                                  24

               Exhibit Index                                               25

PART I - FINANCIAL INFORMATION

                                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets
                                                   (unaudited)

                                                                 June 30, 2003   December 31, 2002
                                                                --------------   -----------------

   Assets

Current assets:
    Cash and cash equivalents                                   $   8,416,641    $   7,612,274
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $2,198,717 at
       June 30, 2003 and $2,646,408 at December 31, 2002            3,545,391        3,714,202
    Inventories, net                                                4,467,255        6,782,550
    Prepaid expenses and other current assets                         479,677        1,037,733
                                                                   ----------       ----------
             Total current assets                                  16,908,964       19,146,759

    Property, plant and equipment, net                              3,131,041        3,485,911
                                                                   ----------       ----------
             Total assets                                       $  20,040,005    $  22,632,670
                                                                   ==========       ==========
   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     219,546    $     191,550
    Accounts payable                                                1,780,335        2,406,843
    Accrued expenses                                                1,162,649        1,207,724
                                                                   ----------       ----------
             Total current liabilities                              3,162,530        3,806,117

 Long-term debt, less current portion                               5,208,985        5,342,057
                                                                   ----------       ----------
             Total liabilities                                      8,371,515        9,148,174
                                                                   ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000
    shares; issued 7,860,866 shares, outstanding 7,852,466
    and 7,858,266 shares at June 30, 2003 and December 31,
    2002, respectively                                                282,452          282,452
  Additional paid-in capital                                       27,962,763       27,962,763
  Retained earnings (accumulated deficit)                         (16,600,961)     (14,770,278)
  Accumulated other comprehensive income (loss)                        31,558           11,755
  Treasury stock, at cost                                              (7,322)          (2,196)
                                                                   ----------       ----------
             Total stockholders' equity                            11,668,490       13,484,496
                                                                   ----------       ----------

             Total liabilities and stockholders' equity         $  20,040,005    $  22,632,670
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                        Three Months Ending June 30,     Six Months Ending June 30,
                                                       -----------------------------    ---------------------------
                                                             2003            2002            2003             2002
                                                             ----            ----            ----             ----
Net sales                                               $  7,536,664    $  9,207,275    $ 15,075,177    $ 18,180,792
Costs of goods sold                                        5,776,863       7,224,961      11,170,582      14,408,288
                                                        ------------    ------------    ------------    ------------
            Gross profit                                   1,759,801       1,982,314       3,904,595       3,772,504

Operating expenses:
         Selling                                           1,226,966       1,491,870       2,588,734       3,064,486
         General and administrative                          843,039         852,191       1,800,835       1,762,838
         Research and development                            742,969         855,550       1,495,173       1,931,484
                                                        ------------    ------------    ------------    ------------
            Total operating expenses                       2,812,974       3,199,611       5,884,742       6,758,808
                                                        ------------    ------------    ------------    ------------
            Operating income (loss)                       (1,053,173)     (1,217,297)     (1,980,147)     (2,986,304)

Other income (expense):
            Interest income                                   23,272          33,983          44,584          65,512
            Interest (expense)                               (40,452)        (70,690)        (95,264)       (159,066)
         Equity in losses of affiliate                            --         (26,666)             --         (56,666)
         Other, net                                           79,238          73,265         200,144         195,108
                                                        ------------    ------------    ------------    ------------
            Total other income (expense), net                 62,058           9,892         149,464          44,888
                                                        ------------    ------------    ------------    ------------

            Income (loss) before income tax
                   expense and extraordinary item           (991,115)     (1,207,405)     (1,830,683)     (2,941,416)

Income tax expense (benefit)                                      --              --              --       2,012,844
                                                        ------------    ------------    ------------    ------------
            Income (loss) before extraordinary
                item                                        (991,115)     (1,207,405)     (1,830,683)     (4,954,260)

            Extraordinary gain on elimination
                of negative goodwill                              --              --              --         255,287

            Net income (loss)                           $   (991,115)   $ (1,207,405)   $ (1,830,683)   $ (4,698,973)
                                                        ============    ============    ============    ============
Earnings (loss) per common share before extraordinary
  item:
                        Basic                           $       (.13)   $       (.15)   $       (.23)   $       (.63)
                                                        ============    ============    ============    ============
                        Diluted                         $       (.13)   $       (.15)   $       (.23)   $       (.63)
                                                        ============    ============    ============    ============
Extraordinary gain on elimination of negative goodwill:
                        Basic and diluted               $         --    $         --    $         --    $        .03
                                                        ============    ============    ============    ============
Earnings (loss) per common share:
                        Basic                           $       (.13)   $       (.15)   $       (.23)   $       (.60)
                                                        ============    ============    ============    ============
                        Diluted                         $       (.13)   $       (.15)   $       (.23)   $       (.60)
                                                        ============    ============    ============    ============

Weighted average common and common equivalent shares:
                        Basic                              7,852,466       7,860,866       7,852,921       7,860,866
                                                        ============    ============    ============    ============
                        Diluted                            7,852,466       7,860,866       7,852,921       7,860,866
                                                        ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Six Months Ending
                                                                              June 30,
                                                                      2003               2002
                                                                --------------       -------------
Cash flows from operating activities:
    Net income (loss)                                           $  (1,830,683)       $ (4,698,973)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-operating gain on refund of deposit                         (40,237)                  -
      Extraordinary gain on elimination of negative
        goodwill                                                            -            (255,287)
      Depreciation and amortization                                   369,496             456,245
      Write-off of net deferred tax assets                                  _           2,012,844
      Equity in losses of affiliate                                         _              56,666
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      184,908             626,156
        Inventories, net                                            2,315,295           2,738,550
        Prepaid expenses and other assets                             598,293             365,530
        Accounts payable and accrued expenses                        (671,583)           (314,261)
                                                                    ---------           ---------
           Net cash provided by (used in) operating activities        925,489             987,470
                                                                    ---------           ---------
Cash flows from investing activities:
Additions to property, plant and equipment                            (14,626)           (117,051)
                                                                    ---------           ---------
           Net cash provided by (used in) investing activities        (14,626)           (117,051)
                                                                    ---------           ---------
Cash flows from financing activities:
    Principal payments on long-term debt                             (105,076)            (82,616)
    Purchase of Treasury stock                                         (5,126)                  -
                                                                    ---------           ---------
           Net cash provided by (used in) financing activities       (110,202)            (82,616)
                                                                    ---------           ---------
Effect of exchange rate changes on cash and cash equivalents            3,706              91,294
                                                                    ---------           ---------
Net increase (decrease) in cash and cash equivalents                  804,367             879,097

Cash and cash equivalents  - beginning of period                    7,612,274           5,252,058
                                                                    ---------           ---------
Cash and cash equivalents - end of period                       $   8,416,641        $  6,131,155
                                                                    =========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $     111,306        $    162,436
                                                                    =========           =========
    Income taxes                                                $           -        $          -
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

     The consolidated balance sheet as of June 30, 2003 the consolidated statements of operations for the three and six months ending June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ending June 30, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated financial statements include the accounts and operations of the Company's wholly-owned subsidiary, Zoom Telephonics, Inc., a Delaware Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                                     (UNAUDITED)                   (UNAUDITED)
                                            ----------------------------   ----------------------------
                                                 2003           2002           2003           2002
                                            -------------   ------------   -------------   ------------
Net loss, as reported...............        $  (991,115)   $(1,207,405)   $(1,830,683)   $(4,698,973)
Deduct:  Total stock-based employee
Compensation expense determined under
fair value based method for all awards,
 net of related tax effects............        (105,545)      (279,352)      (222,804)      (550,297)
                                            ------------   ------------   ------------   ------------
Pro forma net loss.....................     $(1,096,660)   $(1,486,757)   $(2,053,487)   $(5,249,270)
                                            ============   ============   ============   ============
Loss per share:
Basic and diluted - as reported........     $     (0.13)   $     (0.15)   $     (0.23)   $     (0.60)
Basic and diluted - pro forma..........     $     (0.14)   $     (0.19)   $     (0.26)   $     (0.67)

(c) Recent Accounting Pronouncements

     In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS 148 did not have a material impact on the Company's financial position and results of operations.

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003 it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003 or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 did not have a material effect on the Company's consolidated financial statements.

     In May 2003 the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

(2)   Liquidity

     On December 31, 2002 Zoom had cash of approximately $7.6 million. On June 30, 2003 Zoom had cash of approximately $8.4 million. Currently, the Company does not have a debt facility, and the Company does not expect to obtain one on acceptable terms unless there is improvement in the Company's operating performance.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout 2002 and continued these reductions in the first six months of 2003. The employee headcount was 215 at December 31, 2001 and 168 at June 30, 2003. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2003, and may make further reductions if these actions are deemed necessary.

     During the past several years the Company has experienced declining demand for its dial-up modem products. The bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows significantly, promotions by the Internet Service Providers of V.92 grow the market, or the availability of new web acceleration techniques grows the market. If the Company's dial-up modem sales do not grow, the
Company's future success will depend in large part on its ability to successfully penetrate the broadband modem and dialer markets.

     Management believes it has sufficient resources to fund its planned operations over the next 12 months. However if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:

                                     Three Months Ending June 30,          Six Months Ending June 30,
                                     ----------------------------          --------------------------
                                        2003               2002             2003              2002
                                    ------------      -------------      ----------        -----------
Basic:
   Net income (loss)                $  (991,115)      $(1,207,405)      $(1,830,683)      $(4,698,973)

Weighted average shares
   outstanding                        7,852,466         7,860,866         7,852,921         7,860,866
                                    -----------       -----------       -----------       -----------
Net income (loss) per share         $      (.13)      $      (.15)      $      (.23)      $      (.60)
                                    ===========       ===========       ===========       ===========

Diluted:
    Net income (loss)               $  (991,115)      $(1,207,405)      $(1,830,683)      $(4,698,973)

Weighted average shares
   outstanding                         7,852,466        7,860,866         7,852,921         7,860,866

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                    --                --                --                --

Weighted average shares
   outstanding                        7,852,466         7,860,866         7,852,921         7,860,866
                                    -----------       -----------       -----------       -----------
Net income (loss) per share         $      (.13)      $      (.15)      $      (.23)      $      (.60)
                                    ===========       ===========       ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Options to purchase 5,423 and 14,977 shares of common stock at June 30, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:               June 30, 2003         December 31, 2002
                                                        ------------------      -----------------
      Raw materials                                       $   1,871,872           $  2,808,421
      Work in process                                           387,239                673,275
      Finished goods                                          2,208,144              3,300,854
                                                             ----------             ----------
                                                          $   4,467,255           $  6,782,550
                                                             ==========             ==========

     During the three months ending March 31, 2003 and June 30, 2003 the Company recorded lower of cost or market write-downs of $237,715 and $257,384 respectively, related to broadband and wireless inventory. For the six months ending June 30, 2003 the total write-downs recorded were $495,099.

(5) Comprehensive Income (Loss)

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income (loss) and its components; however, it has no impact on the Company's net income (loss). SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income
(loss).

     The components of comprehensive income (loss), net of tax, are as follows:

                                             Three Months Ending June 30,            Six Months Ending June 30,
                                             ----------------------------            --------------------------
                                              2003                2002                2003                2002
                                          ------------        ------------        ------------        ------------
 Net income (loss)                        $  (991,115)        $(1,207,405)        $(1,830,683)        $(4,698,973)

 Foreign currency translation
   adjustment                                  33,326             131,596              19,803              91,293

 Net unrealized holding gain
   on investment securities                        --                  --                  --                  --
                                          -----------         -----------         -----------         -----------
Comprehensive income (loss)               $ (957,789)         $(1,075,809)        $(1,810,880)        $(4,607,680)
                                          ===========         ===========         ===========         ===========

(6)   Long-Term Debt

     On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The rate was adjusted to 3.81% on January 10, 2003. On September 24, 2002 the Company paid an additional principal payment of $178,761 in compliance with a mortgage covenant.

(7)  Commitments

     During the six month period ending June 30, 2003 there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ending December 31, 2002.

     In March 2002 following the termination of discussions pursuant to which Zoom proposed to purchase a ground lease for a manufacturing facility located at 27 Drydock Avenue, Boston, Massachusetts (the "Drydock Building"), Zoom pursued an arrangement to purchase the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter
R. Kramer, Executive Vice President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement these individuals, either directly or through entities controlled by them, joined together with the Company as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. The Company and each of the investors owned a 20% interest in the Zoom Group.

     In August 2002 the Zoom Group purchased the Drydock Building for a purchase price of $6.1 million. The Zoom Group obtained a mortgage of $4.2 million, less closing costs and legal fees. Each member of the Zoom Group contributed $482,577 for their share of the investment plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement the Company had both the right to sell its interest in the Zoom Group to the other members of the Zoom Group by January 5, 2003 for the Company's original purchase price, and the right to purchase the other members' entire interests in the Zoom Group through December 31, 2005 in accordance with a predetermined formula. In December 2002 a special committee of Zoom's board of directors, appointed to review the Drydock transactions, determined that is was advisable and in the best interest of the Company to exercise its right to sell its interest in the Zoom Group to the remaining Zoom Group LLC members. Accordingly effective January 5, 2003 the Company exercised its right to sell and assign its interest in the Zoom Group to the remaining members of the Zoom Group for approximately $482,000. In March 2003 Zoom received the proceeds from the sale of its interest from the remaining members of the Zoom Group. This action was taken to improve the Company's liquidity position and to reduce its exposure to the Boston real estate market.

(8) Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's United States and international net sales for the three and six months ending June 30, 2003 and 2002, respectively, were comprised as follows:

                         Three Months            Three Months            Six Months               Six Months
                            Ending      % of       Ending       % of       Ending        % of       Ending       % of
                        June 30, 2003   Total   June 30, 2002   Total   June 30, 2003    Total   June 30, 2002   Total
                        -------------   -----   -------------   -----   -------------    -----   -------------   -----
United States              $ 4,317,123    57%     $ 5,611,214      61%   $ 8,897,555      59%     $11,010,589     61%
International-UK             2,402,007    32%       2,800,267      31%     4,617,088      31%       5,198,422     29%
International-All Other        817,534    11%         795,794       8%     1,560,534      10%       1,971,781     10%
                            -----------  ---      -----------      ---   -----------     ---      -----------    ---
Total                      $ 7,536,664   100%     $ 9,207,275     100%   $15,075,177     100%     $18,180,792    100%
                           ===========   ===      ===========      ===   ===========     ===      ===========    ===

(9) Extraordinary Gain

     In the quarter ending March 31, 2002 the Company recorded an extraordinary gain of $255,287 upon the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet related to a previous acquisition, and was recorded in accordance with the provisions of SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the year ending December 31, 2002. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Critical Accounting Policies

     The following is a discussion of what we view as our more significant accounting policies. These policies are also described in the notes to our consolidated audited financial statements included in our annual report on Form 10-K for the year ending December 31, 2002. As described below management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Material differences could result in the amount and timing of our revenue and expenses for any period if we made different judgments or used different estimates.

     Revenue Recognition. We sell hardware products to our customers. The products include dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. We generally do not sell software or services. We earn a small amount of royalty revenue. We derive our revenue primarily from the sales of hardware products to three types of customers:

o     computer product retailers,
o     computer product distributors, and
o     original equipment manufacturers (OEMs).

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

     Our revenues are reduced by certain events which are characteristic of hardware sales to computer product retailers. These events are product returns, price protection refunds, store rebates, and consumer mail-in rebates. Each of these is accounted for as a reduction of revenue based on careful management estimates which are reconciled to actual customer or end-consumer refunds and credits on a monthly or quarterly basis. The estimates for product returns are based on recent historical trends plus estimates for returns prompted by new product introductions, announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of sales return allowances. Our estimates for price protection refunds require a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. Our estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. Our estimates for store rebates are comprised of actual credit requests from the eligible customers.

     To ensure that the discounts and sales and marketing incentives are recorded in the proper period we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

     Accounts Receivable Valuation. We establish accounts receivable reserves for product returns, store rebates, consumer mail-in rebates, price protection refunds, and bad debt. These reserves are drawn down as actual credits are issued to the customer's accounts. Our bad-debt write-offs have not been significant in recent years.

     Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed. In the second half of 2000 when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. The subsequent slow-down in the industry resulted in a significant excess inventory position of materials. During 2001 the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. Starting in 2001 and to a lesser extent in 2002 the sales prices for some of the products dropped below our cost and, accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In Q2 2002 and Q2 2003 we recorded charges against inventory of $0.1 million and $0.3 million, respectively, as a result of lower of cost of market valuation.

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under the most significant arrangement we have agreed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We are required to purchase a minimum percentage, as measured by unit purchases or dollar amount of certain components, from the supplier over a two-year period commencing on January 1, 2002, and we are currently exceeding that percentage. In connection with the one arrangement, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact of the free components is being recognized on a delayed basis as a purchase discount over the total number of components acquired through the 30 month supply agreement.

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

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001 we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. At December 31, 2001 a portion of our net deferred tax asset was supported by our specific tax planning strategy to sell our appreciated headquarters building in Boston. The amount of the projected tax benefit from this sale was used to support the $2.0 million deferred tax asset that remained on our balance sheet as of December 31, 2001. In our first quarter ending March 31, 2002 we recorded an additional $2.0 income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building. As of June 30, 2003 our deferred tax asset balance was zero.

Results of Operations

     Net sales were $7.5 million for our second quarter ending June 30, 2003, down 18.1% from $9.2 million in the second quarter of 2002. The net loss was $1.0 million for the second quarter of 2003, compared to a net loss of $1.2 million in the second quarter of 2002. Loss per share was a loss of $0.13 per diluted share for the second quarter of 2003 compared to a loss of $0.15 per diluted share for the second quarter of 2002.

     Our Q2 2003 net sales decrease of 18.1% from Q2 2002 was primarily due to decreased dial-up modem sales. Dial-up modem sales declined primarily due to a decrease of 22% in dial-up modem unit sales, a 7% decline in dial-up modem average selling prices, and higher promotional consumer rebates. The decline in dial-up modem sales was partially offset by a 39% increase in sales in our broadband, wireless, and other product categories, with our strongest quarter sales to date of ADSL modems.

     Net sales were $15.1 million and our net loss was $1.8 million for the six months ending June 30, 2003 compared to net sales of $18.2 million and a net loss of $4.7 million for the six months ending June 30, 2002. Loss per share was a loss of $.23 per diluted share for the six months of 2003 compared to a loss of $.60 per diluted share for the six months of 2002.

     Our gross profit decreased to $1.8 million in Q2 2003 from $2.0 million in Q2 2002. Our gross profit as a percentage of net sales improved to 23.3% in Q2 2003 from 21.5% in Q2 2002. The improvement in gross profit percentage resulted primarily from our cost reductions, which outpaced the continuing market-driven reduction in average selling prices of dial-up modems, and lower inventory charges for obsolescence and lower of cost or market write-downs.

     Our six month year-to-date gross profit increased to $3.9 million, or 25.9% of net sales in the first six months of 2003 from $3.8 million, or 20.7% of net sales in the first six months of 2002. This was primarily due to cost reductions and lower inventory charges.

     Our operating expenses decreased by $0.4 million, to $2.8 million in Q2 2003 from $3.2 million in Q2 2002. The decrease of $0.4 million was comprised of lower selling expenses of $0.3 million, lower research and development expenses of $0.1 million, and relatively flat general and administrative expenses. We have reduced our worldwide staff to 168 employees on June 30, 2003 from 202 employees on June 30, 2002. We also continue to maintain a temporary wage freeze and tight controls on discretionary spending.

     Our operating expenses decreased by $.9 million to $5.9 million, or 39% of net sales, in the first six months of 2003 from $6.8 million, or 37.2% of net sales, in the first six months of 2002. The decrease of $0.9 million was comprised of lower selling expenses of $0.5 million, lower research and development expenses of $0.4 million, and relatively flat general and administrative expenses.

     Selling expenses in Q2 2003 decreased to $1.23 million or 16.3% of net sales from $1.49 million or 16.2% of net sales in Q2 2002. Selling expenses were lower primarily because of reduced commissions and related sales expenses, lower personnel costs resulting from employee headcount reductions, and reduced marketing costs.

     Selling expenses for the six months ending June 30, 2003 decreased $.5 million to $2.6 million, or 17.2% of net sales from $3.1 million, or 16.9% of net sales in the six months ending June 30, 2002. Selling expenses were lower primarily because of lower personnel costs as a result of employee headcount reductions, reduced commissions and related sales expenses, and reduced marketing costs.

     General and administrative expenses were $0.84 million or 11.2% of net sales in Q2 2003 compared to $0.85 million or 9.3% of net sales in Q2 2002.
General and administrative expenses year-over-year for the second quarter were relatively unchanged in total.

     General and administrative expenses were $1.80 million or 11.9% of net sales in the first six months of 2003 compared to $1.76 million or 9.7% of net sales in the first six months of 2002. General and administrative expenses year-over-year for the first six months were relatively unchanged in total.

     Research and development expenses were $0.74 million or 9.9% of net sales in Q2 2003 compared to $0.86 million or 9.3% of net sales in Q2 2002. Research and development costs decreased primarily as a result of reduced personnel costs. Development and support continues on all of our major product lines.

     Research and development expenses were $1.50 million or 9.9% of net sales in the first six months of 2003 compared to $1.93 million or 10.6% of net sales in the first six months of 2002. Research and development costs decreased primarily as a result of reduced personnel costs.

     Other income (expense) net improved from income of $0.01 million in Q2 2002 to income of $0.06 million in Q2 2003. Included in other income (expense) are interest income, interest expense, equity in losses of affiliate and other, net.

o Interest income. Interest income decreased to $0.02 million in Q2 2003 from $0.03 million in Q2 2002. The decrease was the result of our lower earned interest rate partially offset by the interest earned on a higher average invested cash balance during Q2 2003 compared to Q2 2002. The average interest rate earned was approximately 67 basis points lower in Q2 2003 than in Q2 2002.
o Interest expense. Interest expense decreased to $0.04 million in Q2 2003 from $0.07 million in Q2 2002. The interest expense decrease is due to lower interest expense on our $6.0 million mortgage taken out in January 2001 on our headquarters building. The interest rate and the outstanding balance were both lower in Q2 2003 compared to Q2 2002. The mortgage interest rate is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate losses were zero in Q2 2003 and $0.03 million in Q2 2002, as our carrying value of the investment, which was being accounted for under the equity method of accounting, was reduced to zero during Q2 2002.
o Other, net. The total was relatively unchanged at an income of $0.08 million in Q2 2003 and $0.07 million in Q2 2002.

     Other income (expense) net improved from income of $0.04 million in the first six months of 2002 to income of $0.15 million in the first six months of 2003. Included in other income (expense) are interest income, interest expense, equity in losses of affiliate and other, net.

o Interest income. Interest income decreased to $0.04 million in the first six months of 2003 from $0.07 million in the first six months of 2002. The decrease was the result of our lower earned interest rate partially offset by the interest earned on a higher average invested cash balance during the first six months of 2003 compared to the first six months of 2002. The average interest rate earned was approximately 53 basis points lower in the first six months of 2003 than in the first six months of 2002.
o Interest expense. Interest expense decreased to $0.1 million in the first six months of 2003 from $0.16 million in the first six months of 2002. The interest expense decrease is due to lower interest expense on our $6.0 million mortgage taken out in January 2001 on our headquarters building. The interest rate and the outstanding balance were both lower in the first six months of 2003 compared to the first six months of 2002. The mortgage interest rate is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate losses were zero in the first six months of 2003 and $0.06 million in the first six months of 2002, as our carrying value of the investment, which was being accounted for under the equity method of accounting, was reduced to zero during Q2 2002.
o Other, net. The total was unchanged at an income of $0.2 million in the first six months of 2003 and $0.2 million in the first six months of 2002.

     Income tax expense was zero for the three months and six months ending June 30, 2003 and the three months ending June 30, 2002. In the six months ending June 30, 2002 we recorded income tax expense in the first quarter of 2002 of $2.0 million as a result of an increase to our valuation reserve against our net deferred tax asset balance of $2.0 million. The net deferred tax asset balance at June 30, 2003 is zero. This reserve is discussed in further detail under the caption "Critical Accounting Policies" set forth herein.

Liquidity and Capital Resources

     On June 30, 2003 we had working capital of $13.7 million, including $8.4 million in cash and cash equivalents.

     In the first six months of 2003 operating activities generated $.9 million in cash. Our net loss in the first six months of 2003 was $1.8 million. Other uses of cash from operations included a decrease of accounts payable and accrued expenses of $0.7 million. Sources of cash from operations included a reduction of inventory of $2.3 million, a decrease in accounts receivable of $0.2 million, and a reduction of prepaid expenses of $0.6 million. The decrease in inventory and accounts receivable was primarily the result of reduced sales activity and improved inventory and accounts receivable turnover. The reduction of prepaid expenses resulted primarily from the receipt of a payment of $0.48 million for the sale of our interest in the Zoom Group to the other members of the Zoom Group in connection with the termination of our participation in the ownership of the Drydock building. The Drydock transaction is discussed in further detail under the caption "Commitments and Related Party Transaction" below.

     In the first six months of 2003 our net cash used in investing activities was $0.014 million. We anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     In the first six months of 2003 we used cash for financing activities of $0.11 million consisting primarily of principal payments on the mortgage on our headquarters facility. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis and matures on January 10, 2006. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5 % per annum. In 2002 the interest rate was 4.97%. As of January 10, 2003 the rate of interest was changed to 3.81%.

     Currently we do not have a debt facility, and we do not expect to obtain one on acceptable terms unless there is an improvement in our operating performance. However, we believe we would be able to obtain funds, if and when required, by factoring accounts receivable. We do not plan to put a factoring arrangement in place until and unless it is necessary since there would be an up-front cost to finalize the arrangement.

     To conserve cash and manage our liquidity, we implemented expense reductions throughout 2002 and in the first six months of 2003. Our employee headcount was 215 at December 31, 2001 which has been reduced to 168 at June 30, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if the actions are deemed necessary.

     The bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows significantly, promotions by the Internet Service Providers of V.92 grow the market, or the availability of new web acceleration techniques grows the market. If the Company's dial-up modem sales do not grow, the Company's future success will depend in large part on its ability to successfully penetrate the broadband modem and dialer markets.

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

Commitments

     During the three months and six months ending June 30, 2003 there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ending December 31, 2002.

     On April 25, 2003 we agreed to purchase substantially all of the modem assets of SONICblue Incorporated, including the trade names Diamond and Supra, for approximately $495,000, subject to adjustment, and certain end-user obligations, including customer support and firmware upgrades. SONICblue, a consumer electronics manufacturer, is currently involved in voluntary bankruptcy proceedings filed under Chapter 11 of the Bankruptcy Code. Our obligation to purchase the assets was subject to approval of the bankruptcy court, overbids in the bankruptcy court, and customary closing conditions. On June 6, 2003 a Chapter 11 bankruptcy auction was held, and we chose not to overbid a higher bid from a modem competitor. At the conclusion of the sale of the modem assets, currently scheduled for August 2003, we will receive a return of our deposit of $.05 million plus we are entitled to receive a break-up fee of $.03 million as approved by the bankruptcy court.

Related Party Transactions

     In March 2002 following the termination of discussions pursuant to which Zoom proposed to purchase a ground lease for a manufacturing facility located at 27 Drydock Avenue, Boston, Massachusetts (the "Drydock Building"), Zoom pursued an arrangement to purchase the Drydock Building in partnership with the following individuals: Frank B. Manning, President and a director of Zoom; Peter
R. Kramer, Executive Vice President and a director of Zoom; Bruce M. Kramer, Peter Kramer's brother; and a third party. Under this arrangement, these individuals, either directly or through entities controlled by them, joined together with us as of March 29, 2002 to form the Zoom Group LLC, a Massachusetts limited liability company ("Zoom Group") to purchase the Drydock Building. Zoom and each of the investors owned a 20% interest in the Zoom Group. The managers of the Zoom Group are Peter Kramer and the third party.

     In August, 2002 the Zoom Group purchased the Drydock Building for a purchase price of $6.1 million. The Zoom Group obtained a mortgage of $4.2 million, less closing costs and legal fees. Each member of the Zoom Group contributed $482,577 for their share of the investment plus initial working capital. These initial capital contributions include each member's share of the deposit.

     Under the Zoom Group Operating Agreement the Company had both the right to sell its interest in the Zoom Group to the other members of the Zoom Group by January 5, 2003 for the Company's original purchase price, and the right to purchase the other members' entire interests in the Zoom Group through December 31, 2005 in accordance with a predetermined formula. Effective January 5, 2003 we exercised our right to sell our interest in the Zoom Group to the other members of the Zoom Group. In March 2003 we received the proceeds from the sale of our interest from the remaining members of the Zoom Group, LLC to the value of $.48 million, which represents the Company's investment amount less the non-refundable deposit and the negotiated share of losses in the Zoom Group, plus interest earned on the Company's original deposit. This action was taken to improve the Company's liquidity position and to reduce its exposure to the Boston real estate market.

Recently Issued Accounting Standards

     In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS 148 did not have a material impact on the Company's financial position and results of operations.

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003 it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003 or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company is in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on the Company's consolidated financial statements.

     In May 2003 the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

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

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth below as well as those discussed elsewhere in this report and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

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

     We incurred a net loss of $1.8 million for the six months ending June 30, 2003, $5.1 million in 2002, $18.3 million in 2001, and $3.1 million in 2000. Our revenue has declined from $57.7 million in 2000 to $41.6 million in 2001, and to $37.3 million in 2002. Our revenue was $15.1 million for the six months ending June 30, 2003.

We attribute the decline of our business primarily to a decline in the retail dial-up modem market. We anticipate that we will continue to incur significant expenses for the foreseeable future as we:

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

     In January 2001 we obtained a $6 million, 20-year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

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

     With the shrinking of the dial-up modem market we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband, cable and ADSL, modem markets. These markets have been challenging markets, with significant barriers to entry, that have adversely affected our sales to these markets. Although some cable and ADSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

o    the current limited retail market for broadband modems;
o the relatively smallmnumber of cable, telecommunications and Internet service provider customers that make up a substantial part of the market for broadband modems;
o    the significant bargaining power of these large volume purchasers;
o the timemconsuming, expensive, uncertain and varied approval process of the various cable service providers; and
o the strong relationships with cable service providers enjoyed by incumbents cable equipment providers like Motorola and Scientific Atlanta.

     Our initial sales of broadband products have been adversely affected by all of these factors. We cannot assure that we will be able to successfully penetrate these markets.

Our customer base is concentrated and the loss of one or more of our customers could harm our business.

     Relatively few customers have accounted for a significant portion of our net sales. In 2001 approximately 53% of our net sales were attributable to four customers, each of whom accounted for more than 10% of our net sales. In 2002
43% of our net sales were attributable to three customers, each of whom accounted for 10% or more of our net sales. In Q2 2003 approximately 37% of our net sales were attributable to three customers, each of whom accounted for more than 10% of net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our product cycles tend to be short, and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore, the resources we devote to product development, sales and marketing may not generate material revenues for us. In addition short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs our financial condition and operating results could be adversely affected. In addition if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

Our operating results have been adversely affected because of price protection programs.

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product for all unsold product at the time of the price reduction. For the first six months of 2002 and the first six months of 2003 we recorded a reduction of revenue of $0.2 million and $0.2 million, respectively, for customer price protection.

We may be subject to product returns resulting from defects or from overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

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

     During 2000 in anticipation of future sales of our broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000. During 2001 we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At June 30, 2003 our inventory level was $4.5 million, a reduction of $6.6 million from December 31, 2001 primarily attributable to reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors, lower inventory levels to support the reduced sales activity in 2002 and the first half of 2003, improved inventory turnover, inventory write-downs for lower of cost or market adjustments and obsolescence, and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

We are subject to the following risks because of our reliance on third party manufacturers:

o    reduced management and control of component purchases;
o    reduced control over delivery schedules;
o    reduced control over quality assurance;
o    reduced control over manufacturing yields;
o    lack of adequate capacity during periods of excess demand;
o    limited warranties on products supplied to us;
o    potential increases in prices;
o interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and
o    misappropriation of our intellectual property or consigned inventory.

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

     Although we currently sell products that include these technologies the market for high-speed communication products and services is fragmented and still in its development stage, and in the cases of cable and ADSL modems, the market is dominated by large cable and telephone service providers. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render and have in the past rendered our products less competitive or obsolete. If any of these events occur we may be unable to sustain or grow our business. In addition if any of one or more of the alternative technologies gain market share at the expense of another technology, demand for our products may be reduced, and we may be unable to sustain or grow our business.

We face significant competition which could result in decreased demand for our products or services.

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could decrease demand for our products or make our products obsolete. Our competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, Liteon, Intel, Sitecom, and US Robotics.
o Cable modem competitors: Ambit, D-Link, Linksys, Motorola, Scientific Atlanta, Terayon, Thomson, and Toshiba.
o ADSL modem competitors: Actiontec, Alcatel, Siemens (formerly Efficient Networks), US Robotics, and Westell.

Changes in current or future laws or governmental regulations that negatively impact our products and technologies could harm our business.

     The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

Our international operations are subject to a number of risks inherent in international activities.

     Our international sales accounted for approximately 30% in fiscal 2000 and 38% in fiscal 2001. In 2002 our international sales accounted for approximately 40% of our revenues. In Q2 2003 our international sales accounted for approximately 43% of our revenues. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

     The loss of any of our executive officers or key research and development personnel, the inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition the loss of Frank B. Manning, our president and chief executive officer, or Peter Kramer, our executive vice president, some other member of the management team, a key engineer, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

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

     Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable. We are often indemnified by our suppliers relative to certain intellectual property rights but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying company.

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

Item 4.  Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 13, 2003. At the meeting, the stockholders approved the re-election of the Board of Directors of Zoom Technologies, Inc. and an amendment to the 1991 Directors Stock Option Plan (the "Directors Plan") to increase the number of shares reserved for issuance under the Directors Plan from 198,000 to 450,000 and to increase the number of options automatically granted to each non-employee director on January 10th and July 10th of each year commencing July 10, 2003 from options to purchase 6,000 shares to options to purchase 12,000 shares.

            (a) Election of Directors:
               -----------------------
    Nominee                  For               Against              Abstain
-----------------         ---------         -------------        -------------
Frank B. Manning          7,510,971               0                 131,582
Peter R. Kramer           7,509,972               0                 131,581
Bernard Furman            7,508,222               0                 134,331
J. Ronald Woods           7,509,802               0                 132,751
L. Lamont Gordon          7,510,202               0                 132,351

            (b) Amendments to 1991 Directors Stock Option Plan
               ------------------------------------------------
                             For               Against              Abstain
                          ---------         -------------        -------------
Approval                  7,331,784            278,172               32,597

Item 5.  Other Events

     As of June 27, 2003, we regained compliance with the minimum bid price requirement of the Nasdaq National Market, and in mid July, 2003, we sent a letter to Nasdaq requesting to transfer from the Nasdaq Small Cap Market to the Nasdaq National Market. Nasdaq recently informed us that we did not meet all of the qualification requirements for the transfer. Specifically, in early 2003 we did not meet the requirement that there be no period of 30 consecutive business days where the market value of our publicly held shares closed at under $5.0 million each day. We believe that this requirement would have been satisfied if Zoom's stock had closed at $.76 or above instead of $.70 on March 21, 2003. Zoom is evaluating whether it will appeal Nasdaq's decision.

     On April 25, 2003 we agreed to purchase substantially all of the modem assets of SONICblue Incorporated, including the trade names Diamond and Supra, for approximately $495,000, subject to adjustment, and certain end-user obligations, including customer support and firmware upgrades. SONICblue, a consumer electronics manufacturer, is currently involved in voluntary bankruptcy proceedings filed under Chapter 11 of the Bankruptcy Code. Our obligation to purchase the assets was subject to approval of the bankruptcy court, overbids in the bankruptcy court, and customary closing conditions. On June 6, 2003 a Chapter 11 bankruptcy auction was held, and we chose not to overbid a higher bid from a modem competitor. At the conclusion of the sale of the modem assets, currently scheduled for August 2003, we will receive a return of our deposit of $.05 million plus we are entitled to receive a break-up fee of $.03 million as approved by the bankruptcy court.

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2003.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZOOM TECHNOLOGIES, INC.


Date: August 13, 2003     By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: August 13, 2003     By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.     Description

       31.1         CEO Certification  Pursuant to Section 302 of the  Sarbanes-
                      Oxley Act of 2002

       31.2         CFO Certification  Pursuant to Section 302 of the  Sarbanes-
                      Oxley Act of 2002

       32.1         CEO Certification  Pursuant to Section 906 of the  Sarbanes-
                      Oxley Act of 2002

       32.2         CFO Certification  Pursuant to Section 906 of the  Sarbanes-
                      Oxley Act of 2002