Form 10-Q
period 2003-09-30
ZOOM TECHNOLOGIES INC
filed 2003-11-12
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending September 30, 2003

                                       or

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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of November 4, 2003 was 7,909,266 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of September 30, 2003
                      and December 31, 2002 (unaudited)                     3

               Consolidated Statements of Operations for the three and nine
                      Months Ending September 30, 2003 and 2002
                      (unaudited)                                           4

               Consolidated Statements of Cash Flows for the nine
                      Months Ending September 30, 2003 and 2002
                      (unaudited)                                           5

               Notes to Consolidated Financial Statements                  6-10

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 11-22

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                 22

  Item 4.      Controls and Procedures                                    22-23


Part II. Other Information

  Item 6.      Exhibits and Reports on Form 8-K                            23

               Signatures                                                  24

               Exhibit Index                                               25

PART I - FINANCIAL INFORMATION

                                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets
                                                   (unaudited)

                                                            September 30, 2003   December 31, 2002
                                                            ------------------   -----------------
   Assets

Current assets:
    Cash and cash equivalents                                   $   8,760,836    $   7,612,274
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $2,764,324 at
       September 30, 2003 and $2,646,408 at December 31, 2002       4,460,229        3,714,202
    Inventories, net                                                3,799,116        6,782,550
    Prepaid expenses and other current assets                         613,615        1,037,733
                                                                   ----------       ----------
             Total current assets                                  17,633,796       19,146,759

    Property, plant and equipment, net                              3,018,130        3,485,911
                                                                   ----------       ----------
             Total assets                                       $  20,651,926    $  22,632,670
                                                                   ==========       ==========
   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     221,691    $     191,550
    Accounts payable                                                1,988,504        2,406,843
    Accrued expenses                                                1,047,734        1,207,724
                                                                   ----------       ----------
             Total current liabilities                              3,257,929        3,806,117

 Long-term debt, less current portion                               5,153,023        5,342,057
                                                                   ----------       ----------
             Total liabilities                                      8,410,952        9,148,174
                                                                   ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000 shares;
    issued 7,901,766 shares, outstanding 7,893,366 shares at
    September 30, 2003 and issued 7,860,866 shares,
    outstanding 7,858,266 at December 31,2002                          79,018           78,609
  Additional paid-in capital                                       28,241,914       28,166,606
  Retained earnings (accumulated deficit)                         (16,194,918)     (14,770,278)
  Accumulated other comprehensive income (loss)                       122,282           11,755
  Treasury stock, at cost                                              (7,322)          (2,196)
                                                                   ----------       ----------
             Total stockholders' equity                            12,240,974       13,484,496
                                                                   ----------       ----------
             Total liabilities and stockholders' equity         $  20,651,926    $  22,632,670
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                                Three Months Ending              Nine Months Ending
                                                                   September 30,                     September 30,
                                                            -----------------------------    ---------------------------
                                                                  2003            2002            2003             2002
                                                                  ----            ----            ----             ----
Net sales                                                    $  9,103,652    $ 10,878,334    $ 24,178,829    $ 29,059,126
Costs of goods sold                                             6,145,972       7,707,513      17,316,554      22,115,801
                                                             ------------    ------------    ------------    ------------
            Gross profit                                        2,957,680       3,170,821       6,862,275       6,943,325

Operating expenses:
         Selling                                                1,376,364       1,423,216       3,965,098       4,487,702
         General and administrative                               611,753         824,863       2,412,588       2,587,701
         Research and development                                 659,806         878,901       2,154,979       2,810,385
                                                             ------------    ------------    ------------    ------------
            Total operating expenses                            2,647,923       3,126,980       8,532,665       9,885,788
                                                             ------------    ------------    ------------    ------------
            Operating income (loss)                               309,757          43,841      (1,670,390)     (2,942,463)

Other income (expense):
         Interest income                                           17,017          23,091          61,601          88,603
         Interest (expense)                                       (52,672)        (73,502)       (147,936)       (232,568)
         Equity in losses of affiliate                                 --              --              --         (56,666)
         Other, net                                               131,941          99,012         332,085         294,120
                                                             ------------    ------------    ------------    ------------
            Total other income (expense), net                      96,286          48,601         245,750          93,489
                                                             ------------    ------------    ------------    ------------
            Income (loss) before income tax
                   expense and extraordinary item                 406,043          92,442     (1,424,640)     (2,848,974)

Income tax expense (benefit)                                           --              --              --       2,012,844
                                                             ------------    ------------    ------------    ------------
            Income (loss) before extraordinary
                item                                              406,043          92,442     (1,424,640)      (4,861,818)
            Extraordinary gain on elimination
                of negative goodwill                                   --              --              --         255,287
            Net income (loss)                                $    406,043    $     92,442    $ (1,424,640)   $ (4,606,531)
                                                             ============    ============    ============    ============
Earnings (loss) per common share before extraordinary item:
                        Basic                                $        .05    $        .01    $       (.18)   $       (.62)
                                                             ============    ============    ============    ============
                        Diluted                              $        .05    $        .01    $       (.18)   $       (.62)
                                                             ============    ============    ============    ============
Extraordinary gain on elimination of negative goodwill:
                        Basic and diluted                    $         --    $         --    $         --    $        .03
                                                             ============    ============    ============    ============
Earnings (loss) per common share:
                        Basic                                $        .05    $        .01    $       (.18)   $       (.59)
                                                             ============    ============    ============    ============
                        Diluted                              $        .05    $        .01    $       (.18)   $       (.59)
                                                             ============    ============    ============    ============

Weighted average common and common equivalent shares:
                        Basic                                   7,857,117       7,860,866       7,854,315       7,860,866
                                                             ============    ============    ============    ============
                        Diluted                                 8,081,312       7,862,235       7,854,315       7,860,866
                                                             ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                        Nine Months Ending
                                                                           September 30,
                                                                      2003               2002
                                                                --------------       -------------
Cash flows from operating activities:
    Net income (loss)                                           $  (1,424,640)       $ (4,606,531)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-operating gain on refund of deposit                         (40,237)                  -
      Extraordinary gain on elimination of negative
        goodwill                                                            -            (255,287)
      Depreciation and amortization                                   492,451             653,544
      Write-off of net deferred tax assets                                  _           2,012,844
      Equity in losses of affiliate                                         _              56,666
      Changes in operating assets and liabilities:
        Accounts receivable, net                                     (636,410)            332,873
        Inventories, net                                            2,983,434           3,996,801
        Prepaid expenses and other assets                             464,355             508,188
        Accounts payable and accrued expenses                        (578,329)            (49,177)
                                                                    ---------           ---------
           Net cash provided by (used in) operating activities      1,260,624           2,649,921
                                                                    ---------           ---------
Cash flows from investing activities:
Investment in Affiliates                                                    -            (482,700)
Additions to property, plant and equipment                            (24,670)           (138,266)
                                                                    ---------           ---------
           Net cash provided by (used in) investing activities        (24,670)           (620,966)
                                                                    ---------           ---------
Cash flows from financing activities:
    Principal payments on long-term debt                             (158,893)           (304,569)
    Exercise of nonqualified stock options                             75,717                   -
    Purchase of Treasury stock                                         (5,126)                  -
                                                                    ---------           ---------
           Net cash provided by (used in) financing activities        (88,302)           (304,569)
                                                                    ---------           ---------
Effect of exchange rate changes on cash and cash equivalents              910              13,800
                                                                    ---------           ---------
Net increase (decrease) in cash and cash equivalents                1,148,562           1,738,186

Cash and cash equivalents  - beginning of period                    7,612,274           5,252,058
                                                                    ---------           ---------
Cash and cash equivalents - end of period                       $   8,760,836        $  6,990,244
                                                                    =========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $     163,978        $    235,937
                                                                    =========           =========
    Income taxes                                                $           -        $          -
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

     The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ending September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ending September 30, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

     Certain amounts for prior periods have been reclassified to conform to current year presentations.

     (b) Stock-Based Compensation

     The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation expense is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation (in thousands, except per share data):

                                                 FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                     (UNAUDITED)                    (UNAUDITED)
                                            ----------------------------   ----------------------------
                                                 2003           2002           2003           2002
                                            -------------   ------------   -------------   ------------
Net income (loss), as reported.........     $   406,043    $    92,442    $(1,424,640)   $(4,606,531)
Deduct:  Total stock-based employee
Compensation expense determined under
fair value based method for all awards,
 net of related tax effects............         (43,069)      (279,353)      (265,873)      (829,650)
                                            ------------   ------------   ------------   ------------
Pro forma net income (loss)............     $   362,974    $  (186,911)   $(1,690,513)   $(5,436,181)
                                            ============   ============   ============   ============
Income (loss) per share:
Basic and diluted - as reported........     $      0.05    $      0.01    $     (0.18)   $     (0.59)
Basic - pro forma......................     $      0.05    $     (0.02)   $     (0.22)   $     (0.69)
Diluted - pro forma....................     $      0.04    $     (0.02)   $     (0.22)   $     (0.69)

(c) Recent Accounting Pronouncements

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003 it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003 or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 did not have any effect on the Company's consolidated financial statements.

     In May 2003 the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

     In November 2002, the FASB's Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have any impact on the Company's financial position or results of operations.

(2)   Liquidity

     On December 31, 2002 Zoom had cash of approximately $7.6 million. On September 30, 2003 Zoom had cash of approximately $8.8 million. Currently, the Company does not have a debt facility, and the Company does not expect to obtain one on acceptable terms unless there is improvement in the Company's operating performance.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout 2002 and continued these reductions in the first nine months of 2003. The employee headcount was 185 at December 31, 2002 and 165 at September 30, 2003. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2003, and may make further reductions if these actions are deemed necessary.

     During the past several years the Company has experienced declining demand for its dial-up modem products. The bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through the Company's sales channels. Because of this, the Company's dial-up modem sales are unlikely to grow unless the Company's market share grows significantly, promotions by the Internet Service Providers of V.92 grow the market, or the availability of new web acceleration techniques grows the market. If the Company's dial-up modem sales do not grow, the
Company's future success will depend in large part on our ability to successfully penetrate the broadband modem market.

     Management believes it has sufficient resources to fund its planned operations over the next 12 months. However if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:

                                         Three Months Ending                   Nine Months Ending
                                            September 30,                        September 30,
                                     ----------------------------          --------------------------
                                        2003               2002             2003              2002
                                    ------------      -------------      ----------        -----------
Basic:
   Net income (loss)                $   406,043       $    92,442       $(1,424,640)      $(4,606,531)

Weighted average shares
   outstanding                        7,857,117         7,860,866         7,854,315         7,860,866
                                    -----------       -----------       -----------       -----------
Net income (loss) per share         $       .05       $       .01       $      (.18)      $      (.59)
                                    ===========       ===========       ===========       ===========
Diluted:
    Net income (loss)               $   406,043       $    92,442       $(1,424,640)      $(4,606,531)

Weighted average shares
   outstanding                        7,857,117         7,860,866         7,854,315         7,860,866

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                 224,195             1,369                --                --

Weighted average shares
   outstanding                        8,081,312         7,862,235         7,854,315         7,860,866
                                    -----------       -----------       -----------       -----------
Net income (loss) per share         $       .05       $       .01       $      (.18)      $      (.59)
                                    ===========       ===========       ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the nine months ending September 30, 2003 computation. Options to purchase 35,511 and 14,167 shares of common stock at September 30, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:             September 30, 2003      December 31, 2002
                                                        ------------------      -----------------
      Raw materials                                       $   1,440,572           $  2,808,421
      Work in process                                           354,873                673,275
      Finished goods                                          2,003,671              3,300,854
                                                             ----------             ----------
                                                          $   3,799,116           $  6,782,550
                                                             ==========             ==========

     During the three months ending September 30, 2003 and September 30, 2002 the Company recorded lower of cost or market write-downs of zero and $301,507, respectively, related to broadband and wireless inventory. For the nine months ending September 30, 2003 and September 30, 2002 the total lower of cost or market write-downs recorded were $495,099 and $1,041,059, respectively related to broadband and wireless inventory.

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

     The components of comprehensive income (loss), net of tax, are as follows:

                                          Three Months Ending September 30,       Nine Months Ending September 30,
                                          ---------------------------------       --------------------------------
                                              2003                2002                2003                2002
                                          ------------        ------------        ------------        ------------
 Net income (loss)                        $   406,043         $    92,442         $(1,424,640)        $(4,606,531)

 Foreign currency translation
   adjustment                                  90,724              62,751             110,527             154,044
                                          -----------         -----------         -----------         -----------
Comprehensive income (loss)               $   496,767         $   155,193         $(1,314,113)        $(4,452,487)
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

(7)  Commitments

     During the nine month period ending September 30, 2003 there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ending December 31, 2002.

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

(8) Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's United States and international net sales for the three and nine months ending September 30, 2003 and 2002, respectively, were comprised as follows:

                         Three Months            Three Months            Nine months               Nine months
                            Ending      % of       Ending       % of       Ending        % of       Ending       % of
                        Sept 30, 2003   Total   Sept 30, 2002   Total   Sept 30, 2003    Total   Sept 30, 2002   Total
                        -------------   -----   -------------   -----   -------------    -----   -------------   -----
United States              $ 5,526,123    61%     $ 6,907,214      64%   $14,423,455      60%     $17,775,614     61%
International-UK             2,805,007    31%       3,189,267      29%     7,415,266      30%       8,308,422     29%
International-All Other        772,522     8%         781,853       7%     2,340,108      10%       2,975,090     10%
                            -----------  ---      -----------      ---   -----------     ---      -----------    ---
Total                      $ 9,103,652   100%     $10,878,334     100%   $24,178,829     100%     $29,059,126    100%
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

     Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against this inventory range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed. In the second half of 2000 when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. The subsequent slow-down in the industry resulted in a significant excess inventory position of materials. During 2001 the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. Starting in 2001 and to a lesser extent in 2002 and 2003, the sales prices for some of the products dropped below our cost and, accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis (See Note 4 to the Consolidated Financial Statements).

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under the most significant arrangement we have agreed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We are required to purchase a minimum percentage, as measured by unit purchases or dollar amount of certain components, from the supplier over a two-year period commencing on January 1, 2002, and we are currently exceeding that percentage. In connection with one of these arrangements, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact of the free components is being recognized on a delayed basis as a purchase discount over the total number of components acquired through the 30 month supply agreement.

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

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001 we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. At December 31, 2001 a portion of our net deferred tax asset was supported by our specific tax planning strategy to sell our appreciated headquarters building in Boston. The amount of the projected tax benefit from this sale was used to support the $2.0 million deferred tax asset that remained on our balance sheet as of December 31, 2001. In our first quarter ending March 31, 2002 we recorded an additional $2.0 income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building. Due to our continued year-to-date operating losses and the continued uncertainty regarding the recoverability of our deferred tax assets, no tax benefit has been provided for in the financial statements for the nine months ending September 30, 2003. As such, as of September 30, 2003 our net deferred tax asset balance is zero.

Results of Operations

     Net sales were $9.1 million for our third quarter ending September 30, 2003, down 16.3% from $10.9 million in the third quarter of 2002. We had net income of $0.4 million for the third quarter of 2003, compared to net income of $0.1 million in the third quarter of 2002. Earnings per share was $0.05 per diluted share for the third quarter of 2003 compared to earnings of $0.01 per diluted share for the third quarter of 2002.

     Our Q3 2003 net sales decrease of 16.3% from Q3 2002 was primarily due to decreased dial-up modem sales. Dial-up modem sales declined primarily due to a decrease of 21% in dial-up modem unit sales, a 3% decline in dial-up modem average selling prices, and higher promotional consumer rebates. The decline in dial-up modem sales was partially offset by a 63% increase in sales in our broadband and other product categories, with our strongest quarterly sales to date of ADSL modems.

     Net sales were $24.2 million and our net loss was $1.4 million for the nine months ending September 30, 2003 compared to net sales of $29.1 million and a net loss of $4.6 million for the nine months ending September 30, 2002. Loss per share was a loss of $.18 per diluted share for the nine months of 2003 compared to a loss of $.59 per diluted share for the nine months of 2002. The $4.9 million net sales decline was primarily due to decreased dial-up modem sales. Dial-up modem sales declined primarily due to a decrease in dial-up modem unit sales, a decline in dial-up modem average selling prices, and higher promotional consumer rebates. The decline in dial-up modem sales was partially offset by an increase in sales in our broadband and other product categories.

     Our gross profit decreased to $3.0 million in Q3 2003 from $3.2 million in Q3 2002. Our gross profit as a percentage of net sales improved to 32.5% in Q3 2003 from 29.1% in Q3 2002. The improvement in gross profit percentage resulted primarily from lower inventory charges for obsolescence and lower of cost or market write-downs.

     Our gross profit for the nine months ending September 30, 2003 and for the same period in 2002 was $6.9 million, 28.4% and 23.9% of net sales respectively. This improvement in gross profit percentage was primarily due to lower inventory charges for obsolescence and lower of cost or market write-downs.

     Our operating expenses decreased by $0.5 million to $2.6 million or 29.1% of net sales in Q3 2003 from $3.1 million or 28.7% of net sales in Q3 2002. The decrease of $0.5 million was comprised of lower selling expenses of $0.05 million, lower research and development expenses of $0.2 million, and lower general and administrative expenses of $.2 million. We have reduced our worldwide staff to 165 employees on September 30, 2003 from 190 employees on September 30, 2002. We also continue to maintain a temporary wage freeze and tight controls on discretionary spending.

     Our operating expenses decreased by $1.4 million to $8.5 million or 35.3% of net sales in the first nine months of 2003 from $9.9 million or 34.0% of net sales in the first nine months of 2002. The decrease of $1.4 million was comprised of lower selling expenses of $0.5 million, lower research and development expenses of $0.7 million, and lower general and administrative expense of $.2 million.

     Selling expenses in Q3 2003 were relatively consistent at $1.4 million or 15.1% of net sales compared to $1.4 million or 13.1% of net sales in Q3 2002. Selling expenses were slightly lower primarily because of lower personnel costs resulting from employee headcount reductions, reduced commissions and related sales expenses, and reduced marketing costs.

     Selling expenses in the nine months ending September 30, 2003 decreased $.5 million to $4.0 million or 16.4% of net sales from $4.5 million or 15.4% of net sales in the nine months ending September 30, 2002. Selling expenses were lower primarily because of lower personnel costs resulting from employee headcount reductions, reduced commissions and related sales expenses, and reduced marketing costs.

     General and administrative expenses decreased $.2 million to $0.6 million or 6.7% of net sales in Q3 2003 from $0.8 million or 7.6% of net sales in Q3 2002. General and administrative expenses were lower primarily because of reduced legal and audit fees, favorable bad debt recovery from an old customer settlement, reduced personnel costs related to employee headcount reductions, and reduced depreciation and amortization expenses.

     General and administrative expenses decreased $.2 million to $2.4 million or 10.0% of net sales in the first nine months of 2003 from $2.6 million or 8.9% of net sales in the first nine months of 2002. General and administrative expenses year-over-year for the first nine months were lower primarily because of lower depreciation expense, reduced business insurance expense, and lower legal fees, partially offset by increased employee-health expenses.

     Research and development expenses decreased $.2 million to $0.7 million or 7.2% of net sales in Q3 2003 from $0.9 million or 8.1% of net sales in Q3 2002. Research and development costs decreased primarily as a result of reduced personnel costs. Development and support continues on all of our major product lines.

     Research and development expenses decreased $.6 million to $2.2 million or 8.9% of net sales in the first nine months of 2003 from $2.8 million or 9.7% of net sales in the first nine months of 2002. Research and development costs decreased primarily as a result of reduced personnel costs.

     Other income (expense) net improved from income of $0.05 million in Q3 2002 to income of $0.1 million in Q3 2003. Included in other income (expense) are interest income, interest expense, and other, net.

o Interest income. Interest income decreased to $0.017 million in Q3 2003 from $0.023 million in Q3 2002. The decrease was the result of our lower earned interest rate partially offset by the interest earned on a higher average invested cash balance during Q3 2003 compared to Q3 2002. The average interest rate earned was approximately 62 basis points lower in Q3 2003 than in Q3 2002.
o Interest expense. Interest expense decreased to $0.05 million in Q3 2003 from $0.07 million in Q3 2002. The interest expense decrease is due to lower interest expense on our $6.0 million mortgage taken out in January 2001 on our headquarters building. The interest rate and the outstanding balance were both lower in Q3 2003 compared to Q3 2002. The mortgage interest rate is adjusted annually in January of each year.
o Other, net. The total income increased to $0.13 million in Q3 2003 from $0.10 million in Q3 2002 due primarily to the sale of an internet domain name, partially offset by a foreign exchange loss.

     Other income (expense) net improved from income of $0.09 million in the first nine months of 2002 to income of $0.2 million in the first nine months of 2003. Included in other income (expense) are interest income, interest expense, equity in losses of affiliate, and other, net.

o Interest income. Interest income decreased to $0.06 million in the first nine months of 2003 from $0.09 million in the first nine months of 2002. The decrease was the result of our lower earned interest rate partially offset by the interest earned on a higher average invested cash balance during the first nine months of 2003 compared to the first nine months of 2002. The average interest rate earned was approximately 56 basis points lower in the first nine months of 2003 than in the first nine months of 2002.
o Interest expense. Interest expense decreased to $0.15 million in the first nine months of 2003 from $0.23 million in the first nine months of 2002. The interest expense decrease is due to lower interest expense on our $6.0 million mortgage taken out in January 2001 on our headquarters building. The interest rate and the outstanding balance were both lower in the first nine months of 2003 compared to the first nine months of 2002. The mortgage interest rate is adjusted annually in January of each year.
o Equity in losses of affiliate. Our affiliate losses were zero in the first nine months of 2003 and $.06 million in the first nine months of 2002, as our carrying value of the investment, which was being accounted for under the equity method of accounting, was reduced to zero during Q2 2002.
o Other, net. The total income increased to $0.33 million in the first nine months of 2003 from $0.24 million in the first nine months of 2002, primarily due to the sale of an internet domain name and higher rental income from the rental of vacant space in our headquarters facility.

     Income tax expense was zero for the three months and nine months ending September 30, 2003 and the three months ending September 30, 2002. In the nine months ending September 30, 2002 we recorded income tax expense in the first quarter of 2002 of $2.0 million as a result of an increase to our valuation reserve against our net deferred tax asset balance of $2.0 million. The net deferred tax asset balance at September 30, 2003 is zero. This reserve is discussed in further detail under the caption "Critical Accounting Policies" set forth herein.

Liquidity and Capital Resources

     On September 30, 2003 we had working capital of $14.4 million, including $8.8 million in cash and cash equivalents.

     In the first nine months of 2003 operating activities generated $1.3 million in cash. Our net loss in the first nine months of 2003 was $1.4 million. Other uses of cash from operations included an increase of accounts receivable of $0.6 million and a decrease of accounts payable and accrued expenses of $0.6 million. Sources of cash from operations included a reduction of inventory of $3.0 million, depreciation of $0.5 million, and a decrease in prepaid expenses of $0.5 million. The decrease in inventory was primarily the result of reduced sales activity and improved inventory turnover. The reduction of prepaid expenses resulted primarily from the receipt of a payment of $0.48 million for the sale of our interest in the Zoom Group to the other members of the Zoom Group with the termination of our participation in the ownership of the Drydock building. The Drydock transaction is discussed in further detail under the caption "Commitments and Related Party Transaction" below.

     In the first nine months of 2003 our net cash used in investing activities was $0.02 million. We anticipate that we will continue with modest investments in equipment and in improvements to our facilities during the year.

     In the first nine months of 2003 our net cash used in financing activities was $.09 million, consisting primarily of principal payments of $0.16 million on the mortgage on our headquarters facility, partially offset by the receipt of $0.08 million of cash from the exercise of employee non-qualified stock options. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis and matures on January 10, 2006. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5% per annum. In 2002 the interest rate was 4.97%. As of January 10, 2003 the rate of interest was changed to 3.81%.

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

     To conserve cash and manage our liquidity, we implemented expense reductions throughout 2002 and in the first nine months of 2003. Our employee headcount was 185 at December 31, 2002 which has been reduced to 165 at September 30, 2003. We will continue to assess our cost structure as it relates to our revenues and cash position in 2003, and we may make further reductions if the actions are deemed necessary.

     The bundling by PC manufacturers of dial-up modems into computers and the increased popularity of broadband modems lower the total available market through our sales channels. Because of this, our dial-up modem sales are unlikely to grow unless our market share grows significantly, promotions by the Internet Service Providers of V.92 grow the market, PC manufacturers engage in less modem bundling with PCs, or the availability of new web acceleration techniques grows the market. If our dial-up modem sales do not grow, our future success will depend in large part on our ability to successfully penetrate the broadband modem market.

     Management believes we have sufficient resources to fund our planned operations over the next 12 months. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During the three months and nine months ending September 30, 2003 there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ending December 31, 2002.

     On April 25, 2003 we agreed to purchase substantially all of the modem assets of SONICblue Incorporated, including the trade names Diamond and Supra, for approximately $495,000, subject to adjustment, and certain end-user obligations, including customer support and firmware upgrades. SONICblue, a consumer electronics manufacturer, was involved in voluntary bankruptcy proceedings filed under Chapter 11 of the Bankruptcy Code. Our obligation to purchase the assets was subject to approval of the bankruptcy court, higher bids in the bankruptcy court, and customary closing conditions. On June 6, 2003 a Chapter 11 bankruptcy auction was held, and we chose not to outbid a higher bid from a modem competitor. In September 2003, we received the return of our deposit of $.05 million and a break-up fee of $.03 million, as approved by the bankruptcy court.

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

Recently Issued Accounting Standards

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective July 1, 2003 it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003 or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 did not have any effect on the Company's consolidated financial statements.

     In May 2003 the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on our financial position or results of operations.

     In November 2002, the FASB's Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have any impact on the Company's financial position or results of operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

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

     We incurred a net loss of $1.4 million for the nine months ending September 30, 2003, $5.1 million in 2002, $18.3 million in 2001, and $3.1 million in 2000.
Our revenue has declined from $57.7 million in 2000 to $41.6 million in 2001, and to $37.3 million in 2002. Our revenue was $24.2 million for the nine months ending September 30, 2003.

     We attribute the decline of our business primarily to a decline in the retail dial-up modem market.

     Although we have reduced our operating expense levels significantly, our revenues must increase or we will probably continue to incur total year operating losses. We cannot guarantee that our expenditure reductions will continue or that we will be able to halt the decline in our revenues. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our revenues, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses and use of cash could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

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

     With the shrinking of the dial-up modem market we believe that our future success will depend in large part on our ability to more successfully penetrate the ADSL and cable broadband modem markets. These markets have been challenging with significant barriers to entry, that have adversely affected our sales to these markets. Although some cable and ADSL modems are sold at retail, the highest volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

     Relatively few customers have accounted for a significant portion of our net sales. In 2002 43% of our net sales were attributable to three customers, each of whom accounted for 10% or more of our net sales. In Q3 2003 approximately 41% of our net sales were attributable to three customers, each of whom accounted for more than 10% of net sales. Because our customer base is concentrated, a loss of one or more of these significant customers or a reduction or delay in orders or a default in payment from any of our top customers could significantly reduce our sales which would materially harm our business, results of operations, and financial condition.

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

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product for all unsold product at the time of the price reduction. For the first nine months of 2002 and the first nine months of 2003 we recorded a reduction of revenue of $0.3 million and $0.2 million, respectively, for customer price protection. We may be subject to product returns resulting from defects or from overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

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

     During 2000 in anticipation of future sales of our broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000. During 2001 we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At September 30, 2003 our inventory level was $3.8 million, a reduction of $7.3 million from December 31, 2001 primarily attributable to reduced inventory purchases attributable to the delivery of no-charge components from our key component vendors, lower inventory levels to support the reduced sales activity in 2002 and the first nine-months of 2003, improved inventory turnover, inventory write-downs for lower of cost or market adjustments and obsolescence, and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

     Although we currently sell products that include these technologies the market for high-speed communication products and services is fragmented and unstable, and in the cases of cable and ADSL modems, the market is dominated by large cable and telephone service providers. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render and have in the past rendered our products less competitive or obsolete. If any of these events occur we may be unable to sustain or grow our business. In addition if any of one or more of the alternative technologies gain market share at the expense of another technology, demand for our products may be reduced, and we may be unable to sustain or grow our business.

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

     Our international sales accounted for approximately 30% in fiscal 2000, 38% in fiscal 2001 and approximately 40% in 2002. In Q3 2003 our international sales accounted for approximately 39% of our revenues. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

     Investment Rate Risk - Our investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk. The 20 year mortgage of our headquarters building is a variable rate loan with the interest rate adjusted annually. A 1% change in the interest rate would result in a decrease or increase of approximately $58,000 of interest expense per year.

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

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2003.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZOOM TECHNOLOGIES, INC.


Date: November 12, 2003     By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: November 12, 2003     By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

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