Form 10-K
period 2003-12-31
ZOOM TECHNOLOGIES INC
filed 2004-03-30
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
             (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-18672

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

The  aggregate  market  value of the  common  stock,  $0.01  par  value,  of the registrant held by non-affiliates of the registrant as of June 30, 2003 (computed by reference to the closing price of such stock on The Nasdaq Small Cap Market on such date) was approximately $7,046,944.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 19, 2004 was 8,182,941 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2004 annual meeting of shareholders to be filed with the SEC in April 2004 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

o    the anticipated development and timing of new product introductions;
o    the success of our V.92 dial-up modems;
o    ability to reach our goal of returning to profitability;
o the anticipated development and expansion of our existing technologies, markets and sales channels;
o    investment in resources for product design in foreign markets;
o    the development of new competitive technologies and products;
o    approvals, certifications and clearances for our products;
o    production schedules for our products;
o    market acceptance of new products;
o    business strategies;
o    dependence on significant suppliers;
o    dependence on significant manufacturers, distributors and customers;
o    the availability of debt and equity financing;
o    general economic conditions;
o    the realization of cash improvement from the sale of excess inventory;
o the realization of cash improvement from the utilization of no-charge components;
o    the impact of our cost-savings initiatives; and
o    our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1 - BUSINESS

OVERVIEW

     We design, produce, market, sell, and support dial-up and broadband modems as well as other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices, and to take advantage of a number of emerging trends in communications including enhanced Internet access, higher data rates, and voice calls traveling over the Internet.

     Most of our revenues have come and continue to come from sales of our dial-up modems, though broadband modems have been increasing their share of our business. Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and images. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet and local area networks, at top data speeds up to 56,000 bits per second. Most of our modems connect to a single telephone line, but we also make multi-line modems that can connect to up to sixteen telephone lines. We also have a line of integrated services digital network ("ISDN") products, which can transmit and receive data simultaneously at up to 128,000 bits per second.

     In response to increased demand for faster connection speeds and enhanced modem functionality, we have invested resources to expand our product line to include cable and ADSL modems and related broadband access products. Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S., the U.K., and other countries now include cable service providers, original equipment manufacturers, and retailers.

     Our Asymmetric Digital Subscriber Line modems, known as ADSL modems, provide a high-bandwidth connection to the Internet through a standard telephone line that typically connects to compatible ADSL equipment in or near the central telephone office. We are now shipping five basic ADSL modems, one internal PCI bus model and four external models, with a number of variations of these based on variations of the unit's power supply, included filters, firmware, packaging, or other customer-specific requirements.

     We are working on a line of "voice over IP" or "VoIP" products that facilitate phone calls that may travel through the Internet, potentially lowering the cost of the call and providing other benefits. We expect to build VoIP capabilities into some ADSL modems and routers. In addition, it is likely that some of our products will include a VoIP service with various features including the ability to make free VoIP calls to some other Zoom products.

     We have been designing a new generation of telephone dialers and related telephony products. In the early 1980s Zoom introduced its first generation of dialers, including the Demon Dialer(TM) and Hotshot(TM). Dialers simplify the placing of a phone call by dialing digits automatically. Zoom's new generation of dialers includes a model designed for alternative long distance companies, and a second model designed for use with prepaid phone cards. Zoom plans to extend its proprietary dialer technology into a range of telephony products.

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

     We are incorporated in Delaware under the name Zoom Technologies, Inc. In 2002 we changed our jurisdiction of incorporation from Canada to Delaware and our name from Zoom Telephonics, Inc. to Zoom Technologies, Inc. We conduct our business through our operating subsidiary, Zoom Telephonics, Inc. and its subsidiaries. Zoom Telephonics, Inc. was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. Our principal executive offices are located at 207 South Street, Boston, MA 02111 and our telephone number is (617) 423-1072.

AVAILABLE INFORMATION

     Our Internet website address is http://www.zoom.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

PRODUCTS

General

     The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems and integrated services digital network, or ISDN, modems can also link computers, point-of-purchase terminals, or other modem-equipped devices to each other through the traditional network without using the Internet. Our cable modems use the cable-TV cable and our ADSL modems use the local telephone line to provide a high-speed link to the Internet. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our PC cameras provide pictures that can be communicated over the Internet.

Dial-Up Modems

     We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including IBM PC-compatibles, the Apple MacIntosh, Linux computers, and other computers. Our external models include desktop models and multi-line modems with up to sixteen modems in an enclosure. Our PCMCIA modems are designed for use with notebook and sub-notebook computers as well as PDAs (personal digital assistants) equipped with standard PCMCIA slots. When sold as packaged retail products, our dial-up modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

     56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. We began shipping pre-standard K56flex(TM) 56K modems in the second quarter of 1997. In February 1998 a committee of the International Telecommunications Union ("ITU") agreed upon the V.90 standard for 56K. V.90 is now widely deployed in equipment made by central site manufacturers, and most of our dial-up modem sales include V.90. We are now also shipping V.92 modems, which offer increased functionality and faster upstream data rates than V.90 dial-up modems. We expect V.92 modems to take an increasing share of the dial-up modem market because of these improvements.

     In March and April of 1999, we acquired substantially all of the modem assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000, we acquired the trademark and product rights to Global Village products. Global Village is a modem brand for Apple MacIntosh computers. We now sell and market dial-up modems under the Zoom, Hayes and Global Village names, as well as under various other private-label brands developed for some of our large accounts.

     In 2001, 2002 and 2003, our dial-up modems and related products accounted for approximately 90%, 84% and 73% of our net sales, respectively.

     The following sets forth some of the key features incorporated in one or more of our dial-up modems:

o ZoomGuard(TM). ZoomGuard represents the protective circuitry added to our modems to improve their ability to withstand the effects of lightning striking a phone line to which the modem is connected. In many countries, lightning is a major cause of modem field failures.
o PC Card Guard(TM). PC Card Guard represents the protective circuitry added to some of our PCMCIA modems to protect against destruction caused by plugging the modem into a digital PBX phone jack. We were one of the first companies to develop this useful feature.
o Voice Mail. Voice mail capability allows a PC to serve as an answering machine with message storage and local or remote message retrieval.
o Distinctive Ring. Distinctive Ring is a service offered by telephone companies that assigns more than one phone number to a single phone line, with each number ringing differently. This service along with appropriate modem functionality allows someone to arrange for one phone number to be answered as a phone line, a second number to be answered as a fax line, and a third number to be answered as a data line. We have been issued a United States patent related to our distinctive ring technology.

International Modems.

     Modems for countries outside the US often vary from a similar modem for the US due to different regulatory requirements, country-specific phone jacks and AC power, and language-related specifics. As a result, the introduction of new products into international markets can be costly and time-consuming. In 1993, we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings internationally. We have received regulatory approvals for, and are currently selling dial-up modems in a number of countries, including Australia, Austria, Belgium, Denmark, Finland, Germany, Hungary, India, Ireland, Italy, Japan, Mexico, the Netherlands, Peru, Poland, Portugal, Russia, Saudi Arabia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, the United Kingdom, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.

Multi-line Modems.

     In 1996 we began shipping a family of multi-line dial-up modems targeted for local area network fax and data server applications, computer bulletin boards, multi-line voice mail, and other applications. The Zoom/MultiLine(TM) products hold up to eight voice dial-up faxmodems in one small external case that includes status indicators for each dial-up modem. Our Hayes Century(TM) product line provides up to 16 dial-up modems in a single enclosure.

ISDN Products.

     We have a family of modems for Integrated Service Digital Network, or ISDN, communications. Basic ISDN is a telephone service that uses existing phone lines to provide two 64,000 bps channels and one 16,000 bps channel. The higher rates of data transmission achievable with ISDN can be particularly attractive for data-intensive applications such as the transmission of graphics and video images, Internet browsing, or video telephony. ISDN also provides much faster response times to a source of data than those associated with dial-up modems.

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

     In 2003 we continued to sell cable modems to cable service providers and original equipment manufacturers both inside and outside the US, and to computer retailers in the US. So far sales through the retail channel have been handicapped by a number of factors, including the approval process described above and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider.

ADSL Modems.

     Our ADSL modems incorporate the standards that are most popular with U.S. telephone companies and Internet Service providers, including G.DMT and G.Lite. In 2000, we designed and shipped our first ADSL modems, an external USB model and an internal PCI model. In 2002 we introduced new USB and PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced an ADSL modem with a built-in router, a USB port, and four switched Ethernet ports. In 2001, 2002 and 2003, our ADSL modems and related products accounted for approximately 2%, 3% and 14% of our net sales. Zoom expects to continue to add ADSL modems to our product line during 2004. At least one new model is planned to include VoIP or "Voice over Internet Protocol" capabilities as summarized below. Another new model is planned to include wireless network capability incorporating the wireless standards 802.11b and 802.11g. Other new models are planned as new product designs packaged and marketed under the Hayes brand.

Voice Over Internet Protocol

     In 2004 we plan to begin introducing a line of products that support VoIP or "Voice over Internet Protocol". Our VoIP implementations use the standards-based SIP protocol, and are thus compatible with a wide range of VoIP gateways and endpoints. The first two products will each have a phone port that lets someone plug in a normal phone to place and receive free voice calls over the Internet when the calls are between two of our VoIP products or compatible products. These two products will also allow someone to communicate with a phone that is not VoIP enabled, though this will typically trigger a long distance service charge. We expect that some versions of the first two products will be bundled with phone service, including a free VoIP phone service and an optional paid service for communicating with phones that are not VoIP enabled. The first product is also expected to include an ADSL modem, a router, a firewall, a 4-port switching hub, and other features. The second product will be the same as the first, except instead of having a built-in ADSL modem, it will have an Ethernet port for connecting to the Ethernet port of an external ADSL modem or cable modem. We are devoting significant resources to the VoIP product area in 2004, and if our initial efforts are successful, we expect to expand the product line by, for instance, increasing the number of voice ports built into some of our products.

Wireless

     In general we have been de-emphasizing wireless network interface cards, and concentrating our wireless network product plans on broadband modems with built-in wireless networking capability.

Full-Color Video Cameras and Other Video Products.

     In late 1997 we shipped the Zoom/Video Cam, a full-color PC video camera. Since then we have introduced new PC camera models. We have limited hardware product development in the video area. Typically we purchase another company's camera hardware, and license appropriate packing and documentation to achieve a finished product.

Dialers and Related Telephony Products.

     Our dialers simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer(R), in 1981, and in 1983 began shipping the Hotshot(TM) dialer. As the dialer market diminished due to equal access, we focused on modems and other peripherals for the personal computer market. We recently began shipping a new generation of dialers incorporating proprietary technology. Our proprietary technology includes proprietary hardware, firmware, and software, and is currently protected by one U.S. patent. These dialers are well suited to easily route appropriate calls through money-saving long-distance service providers, including prepaid phone card service providers. We expect to sell some of our dialer models to long-distance service providers, and other models to high-volume retailers. In 2003, dialer products represented under 1% of our net sales.

SALES CHANNELS

General

     We sell our products primarily through high-volume retailers and distributors, Internet service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of products.

     During 2003 our customers who accounted for more than 10% of our total net sales were Staples, Best Buy, and Dixons Group (Dixons, Currys, PC World, and PC
City). Together these 3 customers accounted for 37% of our total net sales.

High-volume Retailers.

     In the United States, we reach the PC retail market primarily through high-volume retailers. Our United States retail distribution network includes Best Buy, CDW, Fry's, Micro Electronics, PC Connection, Staples, and many others.

Distributors.

     We sell significant quantities of dial-up and ADSL modems through distributors, who often sell to corporate accounts, retailers, value-added resellers and other customers. Our North American distributors include D&H Distributing, Gates-Arrow, Ingram Micro, and Tech Data.

System Integrators and Original Equipment Manufacturers.

     Our system integrator and OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of these customers by providing on-time delivery of high-quality, reliable, cost-effective products with strong engineering and sales support. We believe many of these customers also appreciate the improvement in their products' image due to use of a Zoom or Hayes brand modem.

International Channels.

     In international markets, we sell our products primarily through independent distributors and retailers. Our international distributors include Beijing Tide Hightech Co. Ltd, Computer 2000, Criterium, Informatics, Micro Peripherals, Olusum, Pouliadis, Tan Thanh, UMD, and others. Our major European high-volume retailers include Business Logic, Centromail, Dixons Group (Dixons, Currys, PC World, and PC City), Time Computers, and others. Our international net sales as a percentage of total net sales have grown from 8% in 1994 to 45% in 2003. Our revenues from international sales were $15.7 million in 2001, $14.9 million in 2002, and $15.1 million in 2003. See note 17 to our accompanying financial statements for further information regarding our geographic sales. Approximately 61%, 75% and 69% of our international net sales in 2001, 2002 and 2003, respectively, were customers in the United Kingdom. We believe sales growth outside of the United States will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, and native-language instruction manuals, software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future.

SALES, MARKETING AND SUPPORT

     Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products through our own employees and through commissioned independent sales representatives managed and supported by our own staff. Most Internet service providers are serviced by our employees. North American technical support is primarily handled from our Boston headquarters location and from our technical support offices in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom. Warehousing, customs clearance, and shipping for the United Kingdom and some other European countries are primarily handled by contract with an unaffiliated specialist in these services located in England. For countries outside North America and Europe, our in-house staff typically works directly with country-specific distributors. Our worldwide OEM sales are primarily handled by our staff in the United States and United Kingdom, who are at times assisted by our sales staff or commissioned sales representatives. See note 17 to our accompanying financial statements for geographic information regarding our sales.

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

     We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who currently provide telephone support six days per week. Our technical support specialists also maintain a significant World Wide Web support facility that includes email, firmware and software downloads, and the SmartFacts(TM) Q&A search engine. In 2001 we expanded our European technical support to enable users in other countries to access support in languages other than English. This support is generally provided by our support staff in Boston, Florida, and the United Kingdom.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing new communications network access products, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modem and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2003 we had 20 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

     During 2001, 2002 and 2003 we expended $5.3 million, $3.5 million and $2.8 million, respectively, on research and development activities.

MANUFACTURING AND SUPPLIERS

     Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China, Taiwan, or Korea. For some products we supply large kits of parts to one of several automated contract manufacturers. For other products, our contract manufacturers obtain some or all of the material required to assemble the products based upon a Zoom Telephonics Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our manufacturing facilities in Boston, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing in our Boston manufacturing facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

     We usually use one primary contract manufacturer for a given design. We sometimes maintain back-up production tooling at a second assembler for our highest-volume products. Our contract manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently, a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime"). The loss of SameTime's services or a material adverse change in SameTime's business or in our relationship with SameTime could materially and adversely harm our business. To lessen the risk associated with using one manufacturer of a substantial portion of our products, we are also using Mac Systems, Lite-On, Vtech, Billionton, Taicom, Abocom, Behaviour Tech, Well and Billion to manufacture various of our products.

     Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently buy dial-up modem chipsets exclusively from the two highest-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. and Agere Systems Inc. We also buy chipsets for our ADSL and cable modems from Conexant. Conexant and Agere have significant resources for semiconductor design and production, analog and digital signal processing, communications firmware development, and application sales and support. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. Some of our chipset suppliers have provided us certain concessions and incentives, such as reduced prices or free chipsets, if we purchased or agreed to purchase a certain dollar amount of products from these suppliers.

     We have experienced delays in receiving shipments of modem chipsets in the past, and we may experience such delays in the future. Moreover, we cannot assure that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier's ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations.

     We are also subject to price fluctuations in our cost of goods. Our costs may increase if component shortages develop or lead-times stretch out. We are experiencing this to some degree in early 2004, particularly for some memory components.

COMPETITION

     The communications network access industry is intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological advances and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

o    successfully and accurately anticipate customer demand;
o    manage  our  product  transitions,   inventory  levels,  and  manufacturing
     processes efficiently;
o distribute or introduce our products quickly in response to customer demand and technological advances;
o    differentiate our products from those of our competitors; or
o    otherwise compete successfully in the markets for our products.

     Our primary competitors by product group include the following:

o Dial-up modem competitors: Actiontec, Askey, Best Data, Creative Labs, Lite-On, Sitecom, and US Robotics.
o Cable modem competitors: Ambit, D-Link, Linksys, Motorola, Netgear, Scientific Atlanta, SMC, Terayon, Thomson, and Toshiba.
o ADSL modem competitors: 3Com, Actiontec, Alcatel, Siemens (formerly Efficient Networks), Thomson, US Robotics, Westell and Zyxcel.

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

     We believe we are able to provide a competitive mix of the above factors for all of our main product areas, particularly when our products are sold through retailers or computer product distributors. We are less successful in selling directly to providers of broadband access services and to PC Manufacturers.

Cable and ADSL modems transmit data at significantly faster speeds than dial-up modems, which still account for the vast majority of our revenues. Cable and ADSL modems, however, typically require a more expensive Internet access service. In addition, the use of cable and ADSL modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and ADSL modems in the year 2000. In the year 2003, most of our cable and ADSL modem products were sold through cable service operators, phone companies, and Internet Service Providers. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to cable service providers. Only about one out of eight new US cable modem placements in 2003 were sold at retail, and an even lower percentage were sold through retailers in most other countries.
ADSL had even less success at retail in the US. Some European countries, however, sell significant volumes of ADSL modems through retailers. In the U.K., for instance, this has resulted in Zoom placing five ADSL modem models into retailer Dixons Group.

     Successfully penetrating the broadband modem market presents a number of challenges, including:

o    the current limited retail market for broadband modems;
o the relatively small number of cable, telecommunications and Internet service providers that make up the majority part of the market for broadband modems;
o    the significant bargaining power of these large volume purchasers;
o the time consuming, expensive and uncertain approval processes of the various cable and ADSL service providers; and
o the strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Scientific Atlanta for cable modems.

     Our initial sales of broadband products have been adversely affected by all of these factors. Nevertheless, we experienced significant growth in ADSL modem sales in 2003.

INTELLECTUAL PROPERTY RIGHTS

     We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have four patents and one pending patent application in the United States. The patents which have been issued expire between 2011 and 2015. We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

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

GOVERNMENT REGULATION

     In addition to obtaining approvals and certifications of our broadband products from CableLabs(R) and, in some cases, the actual cable, telephone or Internet service provider, all of our products sold in the U.S are required to meet United States government regulations, including regulations of the United States Federal Communications Commission, known as the FCC, which regulates equipment, such as modems, that connects to the public telephone network. The FCC also regulates communication equipments electromagnetic radiation and susceptibility. For each of our products sold in most foreign countries, specific regulatory approvals must be obtained for matters such as electrical safety, manufacturing standards, country-specific telecommunications equipment requirements, and electromagnetic radiation and susceptibility requirements. We have received regulatory approvals for certain modems in Australia, Austria, Belgium, Bulgaria, China, Cyprus, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, Norway, Poland, Portugal, Russia, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Turkey, and the United Kingdom. We expect to continue to seek and receive approvals for new products in a large number of countries throughout the world. The regulatory process can be time-consuming and can require the expenditure of substantial resources. In many foreign countries, obtaining required regulatory approvals may take significantly longer than in the United States. We cannot assure that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all. United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

SEASONALITY

     We believe our sales are somewhat seasonal, with increased sales typically occurring in mid-August through November. We expect that our quarterly results will continue to fluctuate in the future as a result of seasonality and other factors.

BACKLOG

     Our backlog as of March 3, 2004 was $1.8 million, and on March 5, 2003 was $1.6 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

EMPLOYEES

     As of December 31, 2003 we had 159 full-time employees (including employees hired on a temporary basis) versus 185 in 2002. Of the 2003 total, 20 were engaged in research and development, 76 were involved in purchasing, assembly, packaging, shipping and quality control, 40 were engaged in sales, marketing and technical support, and the remaining 23 performed accounting, administrative, management information systems, and executive functions. Our temporary employees were comprised of 11 individuals at December 31, 2003. Most of these temporary employees were employed in manufacturing. None of our employees is represented by a labor union.

OUR EXECUTIVE OFFICERS

     The names and biographical information of our current executive officers are set forth below:

Name                     Age    Position with Zoom
--------------------------------------------------------------------------------
Frank B. Manning         55     Chief Executive Officer, President and
                                 Chairman of the Board
Peter R. Kramer          52     Executive Vice President and Director
Robert A. Crist          60     Vice President of Finance and Chief
                                 Financial Officer
Terry J. Manning         52     Vice President of Sales and Marketing
Dean N. Panagopoulos     46     Vice President of Network Products
Deena Randall            50     Vice President of Operations

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

     TERRY J. MANNING joined us in 1984 and served as corporate communications director from 1984 until 1989, when he became the director of our sales and marketing department. Terry Manning is Frank Manning's brother. Terry Manning earned his BA degree from Washington University in St. Louis in 1974 and his MPPA degree from the University of Missouri at St. Louis in 1977.

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

ITEM 2 - PROPERTIES

     Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. Approximately 16,000 square feet of this 56,000 square foot facility is leased to third parties. We purchased these buildings in April 1993. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. Our mortgage is a five-year balloon mortgage that is amortized on a 20-year basis. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5% per annum. The rate is adjusted on January 10th of each calendar year. As of January 10, 2004, the rate of interest was changed from 3.81% to 3.99%.

     In August 1996, we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001, we exercised our option to extend this lease for an additional five years. We believe that this space provides us with enough manufacturing space for our current operations and could support significant growth.

     In March 1999, we assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley, Surrey, U.K. We have an agreement in principle to extend this lease term to 2005.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Since January 2003, our common stock has been trading on the Nasdaq Small Cap Market under the symbol "ZOOM". Prior to that time our common stock had been trading on the Nasdaq National Market under the same symbol. The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Small Cap or Nasdaq National Market, as applicable.

Fiscal Year Ending December 31, 2002                       High         Low
                                                           ----         ---
      First Quarter......................                $ 2.130    $  1.040
      Second Quarter.....................                  1.450       0.600
      Third Quarter......................                  1.330       0.560
      Fourth Quarter.....................                  1.140       0.450

Fiscal Year Ending December 31, 2003                       High         Low
                                                           ----         ---
      First Quarter......................                $ 0.870    $  0.650
      Second Quarter.....................                  1.310       0.640
      Third Quarter......................                  3.750       1.040
      Fourth Quarter.....................                  4.450       1.790

     As of March 19, 2004, there were 8,182,941 shares of our common stock outstanding and approximately 253 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     We did not sell any unregistered securities during the fourth quarter of 2003.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

REPURCHASES BY THE COMPANY

     During the fourth quarter of 2003, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

ITEM 6 - SELECTED  FINANCIAL  DATA

     The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Our statement of operations data for the years ending December 31, 2001, 2002 and 2003 and our balance sheet data as of December 31, 2002 and 2003 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this report. Our statement of operations data for the years ending December 31, 1999 and 2000 and our balance sheet data as of December 31, 1999, 2000, and 2001 have been derived from our consolidated financial statements, which have been audited by KPMG LLP and are not included in this report. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                           Years Ending December 31,
                                             1999        2000        2001        2002        2003
                                             ----        ----        ----        ----        ----
                                                       (In thousands) except per share amounts
Statement of Operations Data:
Net sales.............................    $ 62,228    $ 57,708    $ 41,570    $ 37,274    $ 33,335
Cost of goods sold....................      40,550      39,404      35,193      27,937      23,120
                                            ------      ------      ------      ------      ------
   Gross profit.......................      21,678      18,304       6,377       9,337      10,215
                                            ------      ------      ------      ------      ------
Operating expenses:
   Selling............................      11,711      10,672       7,480       5,848       5,271
   General and administrative.........       6,276       6,228       7,938       3,405       3,118
   Research and development...........       6,425       6,249       5,328       3,527       2,767
                                            ------      ------      ------      ------      ------
   Total operating expenses...........      24,412      23,149      20,746      12,780      11,156
                                            ------      ------      ------      ------      ------
   Operating income (loss)............      (2,734)     (4,845)    (14,370)     (3,443)       (941)
Other income (expense), net...........         737         469        (159)         67         273
                                            ------      ------      ------      ------       -----
   Income (loss) before income taxes..      (1,997)     (4,376)    (14,529)     (3,376)       (668)
Income tax expense (benefit)..........        (588)     (1,299)      3,800       2,015           -
                                            ------      ------      ------      ------       -----
Income (loss) before extraordinary
   item...............................      (1,409)     (3,077)    (18,239)     (5,391)       (668)
Extraordinary gain on elimination
of negative goodwill..................           -           -           -          255          -
                                            ------      ------      ------      -------     ------
   Net income (loss)..................      (1,409)     (3,077)    (18,329)     (5,136)       (668)
                                            ======      ======      ======      ======      ======

Earnings (loss) per common and common equivalent share: Loss before extraordinary item:

   Basic and diluted..................   $    (.19)  $    (.40)  $   (2.33)  $    (.68)  $    (.08)
Extraordinary gain on elimination of
   negative goodwill..................   $       -   $       -   $       -   $     .03   $       -
                                         =========   =========   =========   =========   =========
Net loss:
   Basic and diluted..................   $    (.19)  $    (.40)  $   (2.33)  $    (.65)  $    (.08)
                                         =========   =========   =========   =========   =========

Weighted average common and common equivalent shares:
   Basic and diluted..................       7,483       7,757       7,861       7,861       7,883

                                                           Years Ending December 31,
                                              1999        2000         2001        2002       2003
                                              ----        ----         ----        ----       ----
                                                                  (In thousands)
Balance Sheet Data:
Working capital.......................   $  29,573   $  23,562    $  18,218   $  15,341  $  15,647
Total assets..........................      43,072      46,960       29,185      22,633     21,974
Long-term obligations.................         481         369        6,001       5,342      5,096
Total stockholders' equity............      37,514      36,747       18,416      13,485     13,470

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below.

OVERVIEW

     We derive our net sales primarily from sales of Internet related hardware products, principally modems, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a small direct sales force and third party sales agents. Our employees are primarily located in our headquarters in Boston, Massachusetts and we have a sales office in the United Kingdom. We obtain our hardware components from third party suppliers and we outsource most of the product assembly work to contract manufacturers, currently in Asia. We perform most of the packaging and distribution effort at our production and warehouse facility in Boston, Massachusetts. We also utilize a third party distribution facility in the United Kingdom.

     Historically we have derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem in their personal computers. In recent years, the size of this market, along with our sales to this market has declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the market for broadband Internet connection devices, such as cable modems and ADSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially ADSL modems.

     We continually seek to improve our product designs and manufacturing approach in order to reduce our costs. We pursue a strategy of outsourcing rather than internally developing our dial-up modem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new and innovative products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.

     In recent years, we have realized the benefit of reduced unit costs for our dial-up modems. A portion of the cost reduction realized in our financial statements is derived from purchase discount programs with our chipset suppliers. From the first quarter of 2002 through the fourth quarter of 2003, we realized significant benefits as a result of our adherence to supplier purchase agreements with volume purchase commitments. The programs and the financial benefits of existing agreements expire during 2004. One of our objectives in 2004 is to negotiate and implement new purchase discount programs. It may be more difficult for us to do so in 2004 as the market is currently experiencing shortages and increased lead times for some chipsets, particularly for some memory components. To maintain our dial-up gross profit percentage, we believe we will require cost reductions in 2004. Fortunately, the downward pressure on retail pricing for dial-up modems appears to be moderating, likely because fewer suppliers remain active in the market.

     Over the past three years, our net sales have declined an average of 16% per year. In response to the declining sales volume, we reduced staffing and overhead costs. In December 31, 2000, our total headcount of full-time employees, including temporary workers, was 329, which was reduced to 215, 185, and 159 at year-end 2001, 2002, and 2003, respectively. As a result of our staff reductions and the reduction of other discretionary spending, our operating and manufacturing expenses over the past three years have been reduced an average of 18%.

     In our most recent quarter, the fourth quarter of 2003, our net sales for the quarter were up 11.5% over the fourth quarter of 2002. Fourth quarter 2003 sales were flat compared to our sales for the third quarter of 2003. We were profitable in the third and fourth quarters of 2003. Our growing broadband sales are currently concentrated with a small number of customers so there is no predictable uniformity for 2004 broadband quarterly sales.

     We previously announced that we expected our first quarter of 2004 sales through February 18, 2004 to be about 18% below sales during the comparable period for the first quarter of 2003. Updating this information, our first quarter of 2004 sales through March 29, 2004 are expected to be slightly greater than sales during the comparable period for the first quarter of 2003. This improvement primarily reflects the volatility of our sales due to our dependence on sales to a few significant customers, and the strong contribution, compared to one year ago, of our increasing ADSL sales. We continue to expect that we will experience decreasing dial-up modem sales in 2004, reflecting the continuing decline of this market.

     Our cash and cash equivalents balance at December 31, 2003 was $9.9 million, up from $7.6 million at December 31, 2002. Most of the cash improvement resulted from our reduction of inventories, as we improved our inventory turnover, primarily in our broadband products. It is unlikely that we can further reduce inventories significantly and we expect to utilize cash if we are successful in growing our sales volume.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following is a discussion of what we view as our more significant accounting policies and estimates. These policies and estimates are also described in the notes to our consolidated financial statements. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Where noted, material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we made different judgments or used different estimates.

     REVENUE (NET SALES) RECOGNITION. We sell hardware products to our customers. The products include dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. We generally do not sell software or services. We earn a small amount of royalty net sales. We derive our net sales primarily from the sales of hardware products to three types of customers:

o     computer peripherals retailers,
o     computer product distributors, and
o     original equipment manufacturers (OEMs).

     We recognize net sales for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

     Our net sales are reduced by certain events which are characteristic of the sales of hardware to computer peripherals retailers. These events are product returns, certain sales and marketing incentives, price protection refunds, consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

     Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales has remained relatively stable for many years.

     Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $.9 million in 2001, $.7 million in 2002 and $.2 million in 2003.

     Sales and Marketing Incentives. Many of our retail customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. Reductions in our net sales due to sales and marketing incentives were $2.1 million in 2001, $1.7 million in 2002 and $1.5 million in 2003.

     Consumer Mail-In and In-Store Rebates and Store Rebates. Our estimates for consumer mail-in rebates are based on a detailed understanding and tracking by customer and by sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. Our estimates for store rebates are comprised of actual credit requests from the eligible customers. The estimate for mail-in and store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $1.3 in 2001, $1.6 million in 2002 and $2.1 million in 2003.

     To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

     ACCOUNTS RECEIVABLE VALUATION. We establish accounts receivable reserves equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer and store rebates. These reserves are drawn down as actual credits are issued to the customer's accounts.

     Our bad-debt write-offs have not been significant during 2001, 2002 and 2003.

     INVENTORY VALUATION AND COST OF GOODS SOLD. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. The subsequent slow down in the industry resulted in a significant excess inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. Starting in 2001 and to a lesser extent in 2002 and 2003, the sales prices for some of the products dropped below our cost and, accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In 2001, 2002 and 2003, we recorded charges against inventory of $4.6 million, $.7 million and $.3 million, respectively, as a result of lower of cost or market valuation issues.

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, we are committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We believe that at December 31, 2003, we are on track to meet the $8.0 million commitment. We are also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components, from a supplier over a two-year period commencing on January 1, 2002, and we are currently exceeding that percentage. In connection with these arrangements, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact to our statement of operations is being calculated as a purchase discount over the estimated total number of components acquired through the 30 month supply agreement and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangement are sold. This method of accounting has been consistent each year.

     VALUATION AND IMPAIRMENT OF DEFERRED TAX ASSETS. As part of the process of preparing our consolidated financial statements we are required to estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. In our first quarter ending March 31, 2002, we recorded an additional $2.0 income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building. At December 31, 2003, we have recorded a 100% valuation allowance against our deferred tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

     On  December  31,  2003,   the  Company  had  federal  net  operating  loss
carryforwards of approximately $22,531,000. These federal net operating losses are available to offset future taxable income, and are due to expire beginning 2019. The Company had Massachusetts net operating loss carryforwards of approximately $20,240,000. These federal net operating losses are available to offset future taxable income, and are due to expire beginning 2004.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of net sales:
                                             Years Ending December 31,
                                                2001    2002    2003
                                                ----    ----    ----
Net sales...............................       100.0%  100.0%  100.0%
Cost of goods sold......................        84.7    75.0    69.4
                                                ----    ----    ----
  Gross profit..........................        15.3    25.0    30.6
Operating expenses:
  Selling...............................        18.0    15.7    15.8
  General and administration............        19.1     9.1     9.3
  Research and development..............        12.8     9.5     8.3
                                                ----    ----    ----
  Total operating expenses..............        49.9    34.3    33.4
                                                ----    ----    ----
Operating income (loss).................       (34.6)   (9.3)   (2.8)
   Other income (expense), net..........         (.4)     .2      .8
                                                 ---    ----    ----
Loss before income taxes..  ............       (35.0)   (9.1)   (2.0)
   Income tax expense (benefit).........         9.1     5.4       -

Extraordinary Gain......................           -      .7       -
                                                -----   -----  ------
Net income (loss) ......................       (44.1)% (13.8)%  (2.0)%
                                                =====   =====  ======

YEAR ENDING DECEMBER 31, 2003 COMPARED TO YEAR ENDING DECEMBER 31, 2002

     Following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ending December 31, 2003 with the year ending December, 31, 2002. The major categories discussed are: Net Sales, Cost of Goods Sold and Gross Profit, Operating
Expenses, Operating Profit (Loss), Other Income (Expense), Income Tax Expense (Benefit), Extraordinary Gain, and Net Income (Loss).

     NET SALES. Our total net sales declined year-over-year. We primarily generate our sales by selling dial-up modems to the electronics after-market via distributors and retailers. As noted in the overview, this part of the dial-up modem market continues to decline. Our efforts to increase share in this market have only moderated our year-over-year sales decline, which was comprised of declines of both unit sales volume and average selling prices. Our growing sales category, broadband modems, did not grow sufficiently in 2003 to offset the decline in our dial-up modem sales, as our total net sales decreased 10.6% to $33.3 million in 2003 from $37.3 million in 2002.

     As shown in the table below, our net sales for dial-up modems declined $7.2 million, or 23.0%, from $31.4 million in 2002 to $24.2 million in 2003. This decline was primarily attributable to both lower unit sales and lower prices, reflecting the declining retail market for these modems. Our broadband net sales increased $3.3 million, or 99%, from $3.3 million in 2002 to $6.6 million in 2003. This increase was primarily attributable to increased unit sales of ADSL modems. Net sales in our other product sales categories, which include ISDN modems, cameras, wireless networking equipment, telephone dialers, etc., declined 1.0%, from $2.5 million to $2.5 million. Our total net sales decreased $3.9 million, or 10.6%, from 2002 to 2003.

     $000              Total Year   Total Year       $            %
   Net Sales              2002       2003         Change       Change
--------------         ----------   ----------   ---------    --------
Dial-up                 $ 31,407    $ 24,198     $( 7,208)    ( 23.0)%
Broadband               $  3,340    $  6,629     $  3,289       98.5 %
Other Products          $  2,528    $  2,508     $(    20)    (  0.8)%
                        =========   =========    =========    ========
Total Net Sales         $ 37,274    $ 33,335     $( 3,939)     ( 10.6)%

     Our net sales in North America decreased by 18.5% to $18.2 million in 2003, compared to our net sales in 2002. Our 2003 international net sales increased by 1.3% to $15.1 million, compared to our net sales in 2002. These changes reflect our declining sales of dial-up modems worldwide, our stronger broadband sales in the International markets, and the positive currency translation impact, for converting British Pounds and Euros to dollars, of a significant portion of our International sales.

     $000              Total Year   Total Year       $           %
   Net Sales              2002          2003      Change      Change
---------------        ----------   ----------   --------    --------
North America          $  22,343    $  18,212    $(4,131)    ( 18.5)%
International          $  14,931    $  15,123    $   192        1.3 %
                       =========    =========    ========    ========
Total Net Sales        $  37,274    $  33,335    $(3,939)    ( 10.6)%

     GROSS PROFIT. Our gross profit was $10.2 million in 2003 compared to $9.3 million in 2002. Our gross profit as a percentage of net sales increased to 30.6% in 2003 from 25.0% in 2002. The primary reason for this improvement was a marked improvement in the gross profit percentage of net sales of both dial-up modems and broadband modems. The improved gross profit percentage for dial-up modems resulted from cost reductions which exceeded market price reductions. The improved gross profit percentage for broadband modems resulted from product cost savings, which exceeded the negative impact of market price reductions.

     OPERATING EXPENSE. Total operating expense decreased by $1.6 million to $11.2 million in 2003 from $12.8 million in 2002. Total operating expense as a percentage of net sales improved to 33.5% in 2003 from 34.3% in 2002. The table below shows total operating expenses and its three major categories: selling expense, general and administrative expense, and research and development expense.

     $000                    Total Year    % Net    Total Year    % Net      $000        %
Operating Expenses               2002      Sales       2003       Sales     Change     Change
--------------------------   ----------    -----    ----------    -----    --------    -------
Selling Expense                $ 5,848     15.7%      $ 5,271     15.8%    $(  577)    ( 9.9)%
General and Administrative
 Expense                       $ 3,405      9.1%      $ 3,117      9.4%    $(  288)    ( 8.5)%
Research and Development
 Expense                       $ 3,527      9.5%      $ 2,767      8.3%    $(  760)    (21.5)%
Total Operating Expense        $12,780     34.3%      $11,155     33.5%    $(1,625)    (12.7)%

     Selling Expense. Selling expense decreased by $.6 million to $5.3 million in 2003, from $5.8 million in 2002. Selling expense as a percentage of net sales were 15.8% in 2003 and 15.7% in 2002. The $.6 million decrease in selling expenses was primarily due to reduced personnel costs, marketing costs, and sales commissions, which were partially offset by higher freight delivery costs.

     General and Administrative Expense. General and administrative expense decreased by $.3 million to $3.1 million in 2003 from $3.4 million in 2002. General and administrative expenses as a percentage of net sales were 9.4% in 2003 and 9.1% in 2002. The $.3 million decrease in general and administrative expense was primarily due to reduced personnel costs, depreciation and amortization, insurance costs, and legal and audit costs.

     Research and Development Expense. Research and development expense decreased by $.8 million to $2.8 million in 2003 from $3.5 million in 2002. Research and development expenses as a percentage of net sales decreased to 8.3% in 2003 from 9.5% in 2002. The $.8 million decrease in research and development expenses was primarily due to reduced personnel costs and related expenses.

     OTHER INCOME (EXPENSE). Other income, net improved to $.27 million in 2003 from $.07 million in 2002. The improvement was primarily the result of higher rental income from leased excess space at our headquarters facility and reduced interest payments on our variable-rate mortgage note for our headquarters facility.

     INCOME TAX EXPENSE (BENEFIT). We did not record any net tax expense in 2003. In 2002, we recorded a $2.0 million income tax expense to increase our valuation allowance against our then remaining net deferred tax asset, which has remained at a net zero value since that time. This accounting treatment is described in further detail under the caption "Critical Accounting Policies and Estimates" above and in footnote 12 to the consolidated financial statements.

     EXTRAORDINARY  GAIN.  In 2003 we did not record any  extraordinary  gain or
(loss). In 2002 we recorded an extraordinary gain of $.26 million from the elimination of the remaining negative goodwill on our balance sheet related to a previous acquisition.

YEAR ENDING DECEMBER 31, 2002 COMPARED TO YEAR ENDING DECEMBER 31, 2001

     NET SALES. Our net sales decreased 10.3% to $37.3 million in 2002 from $41.6 million in 2001. Our sales decline resulted primarily from a year-over-year net sales decline in retail and distributor dial-up modem sales, a year-over-year net sales decline from an OEM modem contract, and a decline in camera sales, partially offset by increased sales in the broadband cable and ADSL modem categories.

     Although our unit sales of dial-up modems were up slightly in 2002 compared to 2001, reflecting our increased unit and dollar market share at retail in North America and the U.K., our net sales of dial-up modems were down in 2002 compared to 2001, primarily due to the lower average selling prices of our dial-up modems and a shift in our unit sales mix to lower-priced modems.

     Our net sales in the North America decreased by 12.4% to $22.2 million in 2002, compared to our net sales in 2001. Our 2002 international sales decreased by 7.0% to $15.1 million, compared to our net sales in 2001. These decreases were due primarily to the sales decline of dial-up modems and primarily resulting from a shift in demand to lower priced modems.

     GROSS PROFIT. Our gross profit was $9.3 million in 2002 compared to $6.4 million in 2001. Our gross profit as a percentage of net sales increased to 25.0% in 2002 from 15.3% in 2001. The primary reason for this improvement was a reduction of inventory write-downs for lower of cost of market and inventory obsolescence expenses totaling $4.0 million in 2001 compared to $.9 million in 2002. Our gross profit percentage also improved in 2002 as a result of supplier cost reductions, and manufacturing expense reductions that were partially offset by decreases in modem prices.

     SELLING EXPENSE. Selling expense decreased by $1.6 million to $5.8 million in 2002, from $7.5 million in 2001. Selling expenses as a percentage of net sales decreased to 15.7% in 2002 from 18.0% in 2001. The $1.6 million decrease was primarily due to reduced personnel costs, marketing costs, freight delivery costs, and sales commissions.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $4.5 million to $3.4 million in 2002 from $7.9 million in 2001. The year-over-year $4.5 million decrease included a $2.3 million decrease from the fourth quarter 2001 write-off of all of our positive goodwill and a $.9 million decrease from related amortization charges. Other general and administrative expense reductions were primarily attributable to decreases in personnel and related expenses, bank fees, bad-debt expense, and legal and audit expenses.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased by $1.8 million to $3.5 million in 2002 from $5.3 million in 2001. Research and development expense as a percentage of net sales decreased to 9.5% in 2002 from 12.8% in 2001. The $1.8 million decrease in research and development expense was primarily due to reduced personnel costs and related expenses, industry and government approval costs associated with obtaining licenses, consulting, recruiting, and outside services.

     OTHER INCOME (EXPENSE). Other income (expense), net improved from a loss of $.16 million in 2001 to income of $.07 million in 2002. Included in other income (expense) are interest income (expense), other income and non-interest income, equity losses of an affiliate, and rental income from leasing space at our headquarters.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2003, we had working capital of $15.6 million, including $9.9 million in cash and cash equivalents.

     In 2003 operating activities generated $2.2 million in cash. Our net loss in 2003 was $.7 million which included non-cash depreciation and amortization expense of $.6 million. Sources of cash from operations included a reduction of inventory of $2.0 million, a decrease of prepaid expenses and other current assets of $.6 million, and a decrease in accounts receivable of $.1 million. Uses of cash included a decrease of accounts payable and accrued expenses of $.4 million.

     Our $2.0 million year-over-year inventory reduction was primarily the result of reduced inventory levels for our broadband products, reflecting improved inventory turnover. Our inventory turnover of dial-up modems remained constant as our inventory level decreased in proportion to our decrease in dial-up sales activity. We believe that it is unlikely that we can further reduce inventory significantly, and we expect to utilize cash if we are successful in growing our sales volume.

     In 2003 our net cash used in investing activities was $.1 million, which was used to purchase plant and equipment.

     In 2003 cash was provided by financing activities of $.1 million consisting of employee funding from the exercise of employee stock options of $.3 million, partially offset by $.2 million for monthly principal payments on our $6.0 million mortgage on our headquarters facility. Our mortgage is a 5-year balloon mortgage, payable in full in January, 2006, that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5 % per annum. In 2003, the interest rate was 3.81%. As of January 10, 2004, the rate of interest was changed to 3.99%.

     Currently we do not have a debt facility from which we can borrow, and to obtain one on acceptable terms unless there is operating performance improvement. However, we believe we would be able to obtain funds, if and when required, by factoring accounts receivable. We do not plan to put a factoring arrangement in place until and unless it is necessary since there would be an up-front cost to negotiate and document the arrangement.

     To conserve cash and manage our liquidity, we implemented expense reductions throughout 2003. Our employee headcount was 185 at December 31, 2002, which has been reduced to 159 at December 31, 2003. We will continue to assess our cost structure as it relates to our net sales and cash position in 2004, and we may make further reductions if the actions are deemed necessary.

     Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if we are unable to generate net income, reduce our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

COMMITMENTS

     The following table summarizes our contractual obligations and commitments as of December 31, 2003.

                                                 Contractual  Obligations
                                                  Payments Due by Period
                                              LESS THAN                               AFTER 5
                                  TOTAL         1 YEAR     1-3 YEARS    3-5 YEARS      YEARS
                                  -----       ---------    ---------    ---------     -------
Long Term Debt (1)           $  5,319,819  $    223,833  $ 5,095,986            -           -
Capital Lease Obligations               -             -            -            -           -
Operating Leases (2)            1,796,441       832,055      964,386            -           -
Purchase Commitments (3)        1,942,503     1,942,503            -            -           -
                             ------------  ------------  -----------  -----------   ---------
Total                        $  9,058,763  $  2,998,391  $ 6,060,372            -           -
                             ============  ============  ===========  ===========   =========

(1) Represents the mortgage on our corporate headquarters. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. Our mortgage is a five-year balloon mortgage that is amortized on a 20-year basis.
(2) Represents anticipated minimum lease payments, excluding executory costs to be made under leases for our manufacturing facility in Boston, MA, our office facility in Camberley, U.K., and our technical support facility in Boca Raton, FL.
(3) See discussion of purchase commitments for chipsets under the section entitled "Critical Accounting Policies" above.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation 46." This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity ("VIE") is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures. The Company intends to adopt the remaining sections of this guidance when required in 2004. The Company does not expect adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, to have a significant impact on the Company's financial statements or disclosures.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

WE MAY CONTINUE TO INCUR NET LOSSES IF WE ARE UNABLE TO INCREASE SALES OF OUR BROADBAND MODEMS.

     Our net sales continue to decline primarily due to the decline in the dial-up modem market, decreases in average selling prices of dial-up modems, and the trend toward faster connection speeds and broadband access products. Despite numerous cost reductions over the last few years, we have continued to incur significant net losses primarily due to our continuous decline in net sales from dial-up modems. We believe that the future of our business is largely dependent on the success of our broadband modems and other products. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our net sales of our broadband modems and other products, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

TO STAY IN BUSINESS WE MAY REQUIRE FUTURE ADDITIONAL FUNDING WHICH WE MAY BE UNABLE TO OBTAIN ON FAVORABLE TERMS, IF AT ALL.

     Over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable should growth occur. We currently do not have a debt facility from which we can borrow and we do not expect to obtain one on acceptable terms unless our operating performance improves. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

OUR NET SALES AND OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF A DECLINE IN AVERAGE SELLING PRICES FOR OUR DIAL-UP MODEMS AND BECAUSE OF THE DECLINE IN THE RETAIL MARKET FOR DIAL-UP MODEMS.

     The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. Less advantageous terms of sales, decreasing average selling prices and reduced demand for our dial-up modems have resulted and may in the future result in decreased net sales for dial-up modems, which has been our primary source of net sales. If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business and results of operation will be harmed.

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

     Our sales of broadband products have been adversely affected by all of these factors. Sales of our broadband products in European countries have fluctuated and may continue to fluctuate due to approvals and delays in the deployment by service providers of cable and ADSL service in these countries. We cannot assure that we will be able to successfully penetrate these markets.

OUR EXISTING INDEBTEDNESS COULD PREVENT US FROM OBTAINING ADDITIONAL FINANCING AND HARM OUR LIQUIDITY.

     In January 2001, we obtained a $6 million, 20 year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. As of December 31, 2003, our outstanding indebtedness was $5.3 million. This mortgage has a balloon payment due in January 2006. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

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

     Our product cycles tend to be short, and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore, the resources we devote to product development, sales and marketing may not generate material net sales for us. In addition, short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

OUR OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF PRICE PROTECTION PROGRAMS.

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For fiscal 2003 and 2002, we recorded a reduction of net sales of $.2 million and $.7 million, respectively, for customer price protection.

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND HARM OUR BUSINESS.

     During fiscal 2000, in anticipation of future sales of our broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000 from $14.3 million on December 31, 1999. During fiscal 2001, we were able to reduce our inventory levels to $11.1 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. At December 31, 2003, our inventory level is $4.8 million, a reduction of $2.0 million from December 31, 2002 primarily attributable to lower inventory levels to support the reduced sales activity in 2003, improved inventory turnover, and sales of excess broadband and wireless inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase dial-up and broadband modem chipsets from Conexant Systems and Agere Systems. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, networking, routers, and gateways. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for chipsets is currently experiencing shortages and there are increased lead times for some chipsets. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

OUR FAILURE TO OBTAIN NEW CHIPSET PURCHASE PROGRAMS WITH CHIPSET SUPPLIERS COULD HAVE AN ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS.

     Our current chipset purchase agreements, which include price and other concessions for meeting minimum purchase requirements or commitments, are due to expire in 2004. If we are unable to obtain new or otherwise negotiate favorable chipset purchase discount programs, our expenses could increase significantly and our results of operations could be adversely affected.

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

     Although we currently sell products that include these technologies, the market for high-speed communication products and services is fragmented and evolving. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render and have in the past rendered our products less competitive or obsolete. If any of these events occur, we may be unable to sustain or grow our business. Industry analysts believe that the market for our dial-up modems will continue to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business.

WE FACE SIGNIFICANT COMPETITION, WHICH COULD RESULT IN DECREASED DEMAND FOR OUR PRODUCTS OR SERVICES.

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have significantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could result in less favorable selling terms to our customers, decrease demand for our products or make our products obsolete.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS INHERENT IN INTERNATIONAL ACTIVITIES.

     Our international sales continue to represent an increasingly significant portion of our sales. International sales have increased from 38% of net sales in 2001 to approximately 45 % of our net sales in 2003. Currently our operations are significantly dependent on our international operations, particularly sales of our ADSL modems, and may be materially and adversely affected by many factors including:

o    international   regulatory  and  communications   requirements  and  policy
     changes;
o    favoritism toward local suppliers;
o delays in the rollout of broadband services by cable and ADSL service providers;
o    local language and technical support requirements;
o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
o    difficulties in staffing and managing foreign operations;
o    political and economic changes and disruptions;
o    governmental currency controls;
o    shipping costs;
o    currency exchange rate fluctuations; and
o    tariff regulations.

     We anticipate that our international sales will continue to account for a significant percentage of our net sales. If foreign markets for our current and future products develop more slowly than currently expected, our sales and our future results of operations may be harmed.

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

     We are exposed to interest rate risk in the ordinary course of business. For our floating rate mortgage arrangement, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. Based on our borrowings of $5.3 million under our mortgage arrangement as of December 31, 2003, a one-percentage point increase in interest rates would decrease cash flow and earnings for a year by approximately $53,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE
                                                                            Page
Index to Consolidated Financial Statements                                   32
Independent Auditors' Report                                                 33
Consolidated Balance Sheets as of December 31, 2002 and 2003                 34
Consolidated Statements of Operations for the years ending December 31,      35
2001, 2002 and 2003
Consolidated Statements of  Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 2001, 2002 and 2003                        36
Consolidated Statements of Cash Flows for the years ending December 31,      37
2001, 2002 and 2003
Notes to Consolidated Financial Statements                                 38-51
Schedule II:  Valuation and Qualifying Accounts for the years ending
December 31, 2001, 2002 and 2003                                             56

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with our accountants on accounting or financial disclosure during the period covered by this report.

ITEM 9A - CONTROLS AND PROCEDURES

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

     As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item appears under the caption "Our Executive Officers " in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Audit Committee Financial Expert", "Code of Ethics" and "Compliance With Section 16(a) of the Securities Exchange Act" in our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item appears under the captions "Executive Compensation," "Directors' Compensation", in our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2003 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

                                                                                             Number Of Securities
                                     Number Of Securities                                   Remaining Available For
                                       To Be Issued Upon    Weighted-Average Exercise    Future Issuance Under Equity
                                          Exercise Of         Price Of Outstanding      Compensation Plans (excluding
                                     Outstanding Options,           Options,               securities reflected in
Plan Category                         Warrants And Rights      Warrants And Rights                  column (a))
-------------                         -------------------   -------------------------   -----------------------------
                                              (a)                      (b)                            (c)
                                              ---                      ---                            ---
Equity compensation plans                  1,253,000                 $2.0743                        718,646
approved by security holders(1)

Equity compensation plans                    582,050                 $1.7567                        420,500
not approved by security holders(2)
-----------------------------------   -------------------   -------------------------   -----------------------------
Total                                      1,835,050                 $1.9736                      1,139,146

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

     The additional information required by this item is incorporated by reference to the section entitled "Share Ownership of Directors, Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the SEC within 120 days after the close of the fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item may appear under the caption "Certain Transactions" in our Definitive Proxy Statement for our 2004 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item may appear under the caption "Principal Accountant Fees and Services" in our Definitive Proxy Statement for our 2004 annual meeting of stockholders to be filed with the SEC within 120 days after the close of the fiscal year and is incorporated herein by reference.

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

     **10.1 1990 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

     **10.2 1991 Director Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-107923), filed with the Commission on August 13, 2003. *

       10.3   1998 Employee  Equity Incentive Plan, as amended, filed as Exhibit
              99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-97573), filed with the Commission on August 2, 2002. *

       10.4 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "June 1996 Form 10-Q"). *

       10.5 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

     **10.6 Employment Agreement, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. *

       10.7 Mortgage, Security Agreement and Assignment between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 Form 10-Q"). *

       10.8   Commercial   Real   Estate  Promissory   Note,  between  Zoom  and
              Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

       10.9 Operating Agreement, Zoom Group LLC dated as of March 29, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 2002. *

       10.10 Agreement between Zoom Telephonics, Inc and Members of the Zoom Group dated as of March 22, 2002, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       10.11 Reinstatement Agreement, Assignment Agreement and Second amendment of Purchase and Sale dated as of March 29, 2002, filed as Exhibit
              10.3 to the March 2002 Form 10-Q. *

       21. Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

       23.    Consent of KPMG LLP.

       31.1 CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

  (b)         Reports on Form 8-K.
              No current reports on Form 8-K have been filed during the last quarter for the period covered by this report.

  (c) Exhibits - See Item 15 (a) (3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

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

Date:  March 29, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                  Title                              Date

/s/ Frank B. Manning       Principal Executive Officer        March 29, 2004
--------------------       and Chairman of the Board
    Frank B. Manning

/s/ Robert A. Crist        Principal Financial and            March 29, 2004
--------------------       Accounting Officer
    Robert A. Crist

/s/ Peter R. Kramer        Director                           March 29, 2004
--------------------
    Peter R. Kramer

/s/ Bernard Furman         Director                           March 29, 2004
--------------------
    Bernard Furman

/s/ L. Lamont Gordon       Director                           March 29, 2004
--------------------
    L. Lamont Gordon

/s/ J. Ronald Woods        Director                           March 29, 2004
--------------------
    J. Ronald Woods

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                            Page

Independent Auditors' Report                                                33
Consolidated Balance Sheets as of December 31, 2002 and 2003                34
Consolidated Statements of Operations for the years ending December 31,     35
2001, 2002 and 2003
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
for the years ending December 31, 2001, 2002 and 2003                       36
Consolidated Statements of Cash Flows for the years ending December 31,     37
2001, 2002 and 2003
Notes to Consolidated Financial Statements                                 38-51
Schedule II:  Valuation and Qualifying Accounts for the years ending
December 31, 2001, 2002 and 2003                                            56

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Zoom Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ KPMG LLP





Boston, Massachusetts
February 11, 2004.

                       ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                             ----------------------------------
    ASSETS                                                         2002                 2003
    ------                                                         ----                 ----
Current assets:
   Cash and cash equivalents..........................       $   7,612,274        $   9,904,384

   Accounts receivable, net of reserves for doubtful
      accounts, returns, and allowances $2,646,408 in
      2002 and $1,790,205 in 2003 (note 13)...........           3,714,202            3,944,699
   Inventories, net (note 5)..........................           6,782,550            4,771,216
   Prepaid expenses and other current assets..........           1,037,733              434,694
                                                                ----------           ----------
             Total current assets.....................          19,146,759           19,054,993

Property, plant and equipment, net (note 6)...........           3,485,911            2,918,985
                                                                ----------           ----------
              Total assets............................       $  22,632,670        $  21,973,978
                                                                ==========           ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable..................................       $   2,406,843        $   2,172,028
    Accrued expenses..................................           1,207,724            1,011,910
    Current portion of long term debt (note 10).......             191,550              223,833
                                                                ----------           ----------
             Total current liabilities................           3,806,117            3,407,771

Long-term debt, less current portion (note 10)........           5,342,057            5,095,986
                                                                ----------           ----------
              Total liabilities.......................           9,148,174            8,503,757
                                                                ----------           ----------

Stockholders' equity (note 11): Common stock, $0.01 par value.
    Authorized 25,000,000 shares; issued 8,084,616 shares;
    outstanding 7,858,266 and 8,076,216 shares at December
    31, 2002 and December 31, 2003, respectively......              78,608               80,846
  Additional paid-in capital..........................          28,166,607           28,500,421
  Retained earnings (accumulated deficit).............         (14,770,278)         (15,438,333)
  Accumulated other comprehensive income (loss).......              11,755              334,609
  Treasury stock, at cost.............................              (2,196)              (7,322)
                                                                ----------           ----------
             Total stockholders' equity...............          13,484,496           13,470,221
                                                                ----------           ----------
             Total liabilities and stockholders'
               equity.................................       $  22,632,670        $  21,973,978
                                                                ==========           ==========

See accompanying notes to consolidated financial statements.

                               ZOOM  TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ending December 31, 2001, 2002 and 2003

                                                              2001            2002            2003
                                                          ------------    ------------    ------------

Net sales (notes 13 and 17)...........................    $ 41,570,276    $ 37,274,287    $ 33,335,209
Cost of goods sold (note 5)...........................      35,193,449      27,937,544      23,120,573
                                                           -----------     -----------     -----------
                     Gross profit ....................       6,376,827       9,336,743      10,214,636
                                                           -----------     -----------     -----------

Operating expenses:
        Selling ......................................       7,480,297       5,848,137       5,270,585
        General and administrative (note 8)...........       7,938,175       3,405,043       3,117,764
        Research and development......................       5,327,968       3,526,350       2,766,967
                                                           -----------     -----------     -----------
                     Total operating expenses.........      20,746,440      12,779,530      11,155,316
                                                           -----------     -----------     -----------

                     Operating loss...................     (14,369,613)     (3,442,787)       (940,680)
                                                           -----------     -----------     -----------
Other income (expense):
        Interest income ..............................         198,805         102,604          87,427
        Interest expense..............................        (454,708)       (293,104)       (211,165)
        Equity in losses of affiliate (note 14).......        (145,165)        (56,666)              -
        Other, net....................................         241,759         313,619         396,363
                                                           -----------     -----------     -----------
                     Total other income (expense), net        (159,309)         66,453         272,625
                                                           -----------     -----------     -----------
                     Income (loss) before income taxes
                       and extraordinary item.........     (14,528,922)     (3,376,334)       (668,055)

Income tax expense (benefit)(note 12).................       3,800,000       2,014,539               -
                                                           -----------     -----------     -----------
                     Income (loss) before extraordinary
                       item...........................     (18,328,922)     (5,390,873)       (668,055)
                     Extraordinary gain on elimination
                       of negative goodwill...........               -         255,287               -
                                                           -----------     -----------     -----------
                     Net Income (loss)................    $(18,328,922)   $ (5,135,586)   $   (668,055)
                                                           ===========     ===========     ===========
Basic and diluted earnings (loss) per share (note 2):

Loss before extraordinary item:
                     Basic and diluted................    $      (2.33)   $       (.68)   $       (.08)
                                                           ===========     ===========     ===========

Extraordinary gain on elimination of negative goodwill    $          -    $        .03    $          -
                                                           ===========     ===========     ===========
Net loss:
                     Basic and diluted................    $      (2.33)   $       (.65)   $       (.08)
                                                           ===========     ===========     ===========

Weighted average common and common equivalent shares:
                     Basic and diluted................       7,860,866       7,860,650       7,883,400
                                                           ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                                                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                                COMPREHENSIVE LOSS
                                                                        Retained     Accumulated
                                                          Additional    Earnings        Other                        Total
                                     Common Stock          Paid In    (accumulated  Comprehensive   Treasury Stock  Stockholders'
                                   Shares      Amount      Capital       deficit)    Income(Loss)  Shares   Amount     Equity
                                 ---------  -----------  -----------  ------------   ------------  ------  -------  -------------
Balance at December 31, 2000 ..  7,860,866  $28,145,375            -   $ 8,694,230    $  (92,159)      -         -   $36,747,446

Net profit (loss) .............          -            -            -   (18,328,922)            -       -         -   (18,328,922)
Foreign currency translation
adjustment ....................          -            -            -             -      (102,689)      -         -      (102,689)
Unrealized holding gain on
investments ...................          -            -            -             -            53       -         -            53
 Comprehensive loss . .........          -            -            -             -             -       -         -   (18,431,558)
Compensation expense related to
issuance of restricted stock ..          -       99,840            -             -             -       -         -        99,840
                                ----------  -----------  -----------  -------------  ------------  -----   -------   -----------
Balance at December 31, 2001 ..  7,860,866  $28,245,215            -   $(9,634,692)   $ (194,795)      -         -   $18,415,728

Net profit (loss) .............          -            -            -    (5,135,586)            -       -         -    (5,135,586)
Foreign currency translation
adjustment ....................          -            -            -             -       206,550       -         -       206,550
 Comprehensive loss ...........          -            -            -             -             -       -         -    (4,929,036)
Incorporation to Delaware
 corporation ..................          -  (28,166,607)  28,166,607             -             -       -         -             -
Purchase of treasury stock ....          -            -            -             -             -   2,600    (2,196)       (2,196)
                                ----------  -----------  -----------  -------------  ------------  -----   --------  ------------
Balance at December 31, 2002 ..  7,860,866  $    78,608  $28,166,607  $(14,770,278)   $   11,755   2,600   $(2,196)  $13,484,496

Net profit (loss) .............          -            -            -      (668,055)            -       -         -      (668,055)
Foreign currency translation
adjustment ....................          -            -            -             -       322,854       -         -       322,854
 Comprehensive loss ...........          -            -            -             -             -       -         -      (345,201)
Exercise of stock options (note
11) ...........................    223,750        2,238      333,814             -             -       -         -       336,052
Purchase of treasury stock ....          -            -            -             -             -   5,800    (5,126)       (5,126)
                                ----------  -----------  -----------  -------------  ------------  ------  --------  ------------
Balance at December 31, 2003 ..  8,084,616  $    80,846  $28,500,421  $(15,438,333)   $  334,609   8,400   $(7,322)  $13,470,221
                                ==========  ===========  ===========  =============  ============  ======  ========  ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ending December 31, 2001, 2002 and 2003

                                                               2001             2002             2003
                                                               ----             ----             ----
Cash flows from operating activities:
       Net income (loss)................................. $(18,328,922)    $ (5,135,586)    $   (668,055)

       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
             Non-operating gain on refund of deposit.....            -                -          (40,237)
             Extraordinary gain on negative goodwill.....            -         (255,287)               -
             Depreciation and amortization...............    1,769,608          837,968          617,781
             Impairment of goodwill......................    2,294,881                -                -
             Amortization of unearned compensation
               expense...................................       99,840                -                -
             Equity in losses of affiliate...............      145,165           56,666                -
             Net deferred income taxes...................    3,800,000        2,012,844                -
             Changes in operating assets and liabilities,
                 net of acquisitions.....................
               Accounts receivable.......................    2,271,932        2,139,336          106,881
               Inventories...............................   10,813,740        4,300,593        2,011,334
               Prepaid expenses and other current assets.     (296,655)         (38,071)         643,276
               Accounts payable and accrued expenses        (5,214,009)      (1,015,173)        (430,629)
                                                            ----------       ----------       ----------
                     Net cash provided by (used in)
                       operating activities..............   (2,644,420)       2,903,290        2,240,351
                                                            ----------       ----------       ----------
Cash flows from investing activities:
       Sales of investment securities, net...............           53                -                -
       Investment in affiliates..........................     (141,665)               -                -
       Purchases of property, plant and equipment........     (650,060)        (194,963)         (50,855)
                                                            ----------       ----------       ----------
                     Net cash provided by (used in)
                       investing activities..............     (791,672)        (194,963)         (50,855)
                                                            ----------       ----------       ----------
Cash flows from financing activities:
       Proceeds from the issuance of long-term debt......    6,000,000                -                -
       Repayment of long-term debt.......................     (115,431)        (350,962)        (213,788)
       Exercise of nonqualified stock options............            -                -          336,052
       Payments to acquire treasury stock................            -           (2,196)          (5,126)
                                                            ----------       ----------       ----------
                      Net cash provided by (used in)
                        financing activities.............    5,884,569         (353,158)         117,138
                                                            ----------       ----------       ----------
Effect of exchange rate changes on cash..................     (102,689)           5,047          (14,524)
                                                            ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents.....    2,345,788        2,360,216        2,292,110
                                                            ----------       ----------       ----------
Cash and cash equivalents at beginning of year...........    2,906,270        5,252,058        7,612,274
                                                            ----------       ----------       ----------
Cash and cash equivalents at end of year.................  $ 5,252,058      $ 7,612,274      $ 9,904,384
                                                            ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                      ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                  Years Ending December 31, 2001, 2002 and 2003

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

     Certain amounts from prior periods have been reclassified to conform to current period presentation.

     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zoom US, and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents
     The Company considers all investments with original maturities of less than 90 days to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 and 2002 was a deposit for approximately $267,000 and $241,000, respectively, in a duty deferment account approved by H.M. Customs and Excise in the United Kingdom for the deferment of value added taxes for imports.

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

                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

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
                                         2001            2002            2003
                                         ----            ----            ----
Basic weighted
   average shares outstanding .......  7,860,866       7,860,650       7,883,400

Net effect of dilutive potential
   common shares outstanding, based
   on the treasury stock method......          -               -               -
                                       ---------       ---------       ---------
Diluted weighted
   average shares outstanding........  7,860,866       7,860,650       7,883,400
                                       =========       =========       =========

     Potential  common  shares  for which  inclusion  would  have the  effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. The dilutive effect of options to purchase 13,870, 3,814 and 206,414 shares of common stock at December 31, 2001, 2002, and 2003, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

     (i) Revenue Recognition
     The Company sells hardware products to its customers. The products are dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. The Company generally does not sell software or services. The Company earns a small amount of royalty revenue. The Company derives its net sales primarily from the sales of hardware products to three types of customers (1) computer peripherals retailers, (2) computer product distributors, and (3) original equipment manufacturers (OEMs). The Company sells a very small amount of its

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          hardware products to direct consumers or to any customers via the Internet. As described below, management judgments and estimates must be made and used in connection with the net sales recognized in any accounting period. Material differences may result in the amount and timing of the Company's net sales for any period if its management makes different judgments or utilizes different estimates.

     Net Sales is recognized by the Company for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from the Company to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of the Company's customer contracts or purchase orders specify FOB destination. The Company verifies the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

     The Company's net sales are reduced by certain events which are characteristic of hardware sales to computer peripherals retailers. These events are product returns, price protection refunds, certain marketing development fund agreements, store rebates, and consumer mail-in rebates. Each of these is accounted for as a reduction of revenue based on careful management estimates, which are reconciled to actual customer or end-consumer refunds and credits on a monthly or quarterly basis. The estimates for product returns are based on recent historical trends plus estimates for returns prompted by new product introductions, announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers.

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

     (k) Stock-Based Compensation
     The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25 (APB 25), "Accounting for Stock Issued to Employees," and FASB interpretation No. 44 (FIN
          44). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, if any, are credited to equity.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB 123 to stock-based compensation.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                                YEAR ENDED DECEMBER 31,
                                                         2001              2002             2003
                                                      -----------     ------------     -----------
Net income (loss), as reported....................    $(18,328,922)   $(5,135,586)     $  (668,055)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects........      (1,834,280)    (1,109,003)        (372,009)
                                                        ----------      ----------       ----------
Proforma net income (loss)........................    $(20,163,202)   $(6,244,589)     $(1,040,064)
                                                        ==========      ==========       ==========
Earnings (loss) per share:
Basic -- as reported..............................    $      (2.33)   $     (0.65)     $      (.08)
Basic -- proforma.................................    $      (2.57)   $     (0.79)     $      (.13)
                                                         =========       =========        =========
Diluted -- as reported............................    $      (2.33)   $     (0.65)     $      (.08)
Diluted -- proforma...............................    $      (2.57)   $     (0.79)     $      (.13)

     Weighted-average assumptions:  2001-expected dividend yield 0.0%, risk-free interest rate of 3.83%, volatility 102% and an expected life of 2.0 years; 2002-expected dividend yield 0.00%, risk-free interest rate of 2.65%, volatility 106% and an expected life of 2.5 years; 2003-expected dividend yield 0.00%, risk-free interest rate of 1.82%, volatility 124% and an expected life of 2.0 years.

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

     (n) Foreign Currencies
     The Company generates a portion of its revenues in international markets and denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. During the years ending December 31, 2001, 2002, and 2003 foreign currency transaction activity, gains, and losses were not material. At December 31, 2003, the Company's foreign currency-denominated net assets were not material. The Company has no involvement with derivative financial instruments.

     The Company considers the local currency to be the functional currency for its international subsidiary. Assets and liabilities denominated in foreign currencies are translated using the exchange rate of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss).

     (o) Warranty Costs
     The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(3)  LIQUIDITY
     In 2003, the Company's net cash provided by operating activities was $2.2 million, net cash used in investing activities was $.1 million, and net cash provided by financing activities was $.1 million. On December 31, 2002 and 2003 Zoom had cash and cash equivalents of approximately $7.6 million and $9.9 million, respectively. Currently the Company does not have a debt facility from which it can borrow, and it does not expect to obtain one on acceptable terms unless there is operating performance improvement.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     To conserve cash and manage the Company's liquidity, the Company has implemented expense reductions throughout 2001, 2002, and 2003. The employee headcount was 329 at December 31, 2000, which was reduced to 215 at December 31, 2001, 185 at December 31, 2002, and to 159 at December 31 2003. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2003, and may make further reductions if these actions are deemed necessary.

     In recent years, the Company's sales have declined as its major product market, the dial-up modem retail after-market, has declined. This trend continues, as personal computer manufacturers incorporate a dial-up modem as a built-in component in most consumer personal computers and increasing numbers of consumers world-wide are switching to broadband Internet access. The company's sales of products for the broadband Internet market have been growing, but in 2003 represented only 20% of total net sales. The Company's future success will depend in large part on the ability to improve its penetration of the growing broadband modem markets.

     The Company's total current assets at December 31, 2003 were $19.1 million and current liabilities were $3.4 million and long-term debt was $5.3 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(4)  NEW ACCOUNTING PRONOUNCEMENTS
     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", and, in October 2003, the FASB issued FASB Staff Position
          (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation 46." This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity ("VIE") is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures. The Company intends to adopt the remaining sections of this guidance when required in 2004. The Company does not expect adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, to have a significant impact on the Company's financial statements or disclosures.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(5)  INVENTORIES
     Inventories consist of the following at December 31:

                                            2002          2003
                                            ----          ----
        Raw materials.............      $ 2,808,421   $ 1,754,850
        Work in process...........          673,275       639,425
        Finished goods............        3,300,854     2,376,941
                                         ---------    -----------
                     Net Inventory      $ 6,782,550   $ 4,771,216
                                        ===========   ===========

     During 2002 and 2003 the Company recorded lower of cost or market write-downs of $0.7 million and $0.3 million, respectively, related to broadband and wireless inventory.

(6)  PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following at December 31:

                                                                      Estimated
                                             2002          2003     useful lives
                                             ----          ----     ------------
        Land........................... $   309,637    $   309,637        -
        Buildings and improvements.....   2,761,616      2,774,281    31.5 years
        Leasehold improvements.........     483,039        483,039     5 years
        Computer hardware and software.   3,550,749      3,565,595     3 years
        Machinery and equipment........   1,735,057      1,753,001     5 years
        Molds, tools and dies..........   1,532,064      1,537,464     5 years
        Office furniture and fixtures..     275,516        275,516     5 years
                                        -----------    -----------
                                        $10,647,678    $10,698,533
        Less accumulated depreciation
          and amortization               (7,161,767)    (7,779,548)
                                        -----------    -----------
                                        $ 3,485,911    $ 2,918,985
                                        ===========    ===========

(7)  COMMITMENTS AND CONTINGENCIES
     (a) Lease Obligations
     The Company leases a manufacturing and warehousing facility in Boston, Massachusetts, an office facility in Camberley, United Kingdom, and a technical support facility in Boca Raton, Florida. The Boston, Massachusetts lease expires in March 2006. In September 2002, we entered into a five year lease, as a tenant, for approximately 3,500 square feet at 951 Broken Sound Parkway, Boca Raton, Florida. In March 1999, the Company assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley Surrey, U.K. We have agreed to extend this lease term to March 2005. Total rent expense, under non-cancelable operating leases, was $546,034, $782,000 and $757,821 for the years ending December 31, 2001, 2002 and 2003, respectively.

     The  Company's   estimated  future  minimum  rental   payments,   excluding
          executory costs, under these operating leases are set forth in the table below.
                                  Year              Total
                                  ----             -------
                                  2004             832,055
                                  2005             714,852
                                  2006             215,140
                                  2007              34,394

     (b) Purchase Commitments
     The Company entered into arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company is committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. The Company believes that at December 31, 2003, it is on track to meet the $8.0 million commitment by December 31, 2004. In connection with

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          this arrangement, the Company became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. At December 31, 2003, the remaining purchase commitment is for $1.9 million worth of components.

     (c) Contingencies
     The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows. The Company had no Letters of Credit outstanding at December 31, 2003.

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

     The  Company recorded goodwill for two acquisitions,  Tribe Computer Works,

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          Inc. in 1996 and certain assets of Hayes Microcomputer Products, Inc. in 1998. The goodwill values for Tribe and Hayes were being amortized over 13 years and 5 years, respectively. In 2001, the Company determined that based on its history of negative cash flows from operations, a forecast of future positive cash flows could not be sufficiently relied upon to support retaining the remaining goodwill assets on the consolidated balance sheet. Therefore, the Company recorded an impairment charge of $2.3 million in 2001 and on January 1, 2002, the Company recorded an extraordinary gain of $0.3 million upon the adoption of SFAS No. 142. The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet. As of December 31, 2003, the Company's net goodwill and negative goodwill balances on its consolidated balance sheet are zero.

     Net loss before goodwill amortization, net of tax and related per share amounts for the years ended December 31, 2001, 2002, 2003 is as follows (in thousands, except per share amounts):

                                             Year ended December 31,
                                          2001         2002        2003
                                          ----         ----        ----
Net loss as reported...............    $(18,329)    $ (5,136)    $  (668)
Add back: Goodwill amortization
 expense net of tax effect.........         781            -           -
                                         ------       ------      ------
Adjusted net loss..................    $(17,548)    $ (5,136)    $  (668)

Basic and diluted loss per share,
 as reported.......................    $  (2.33)    $  (0.65)    $ (0.08)
Add back: Goodwill amortization
 expense net of tax effect.........        0.10            -           -
                                         ------       ------      ------
Proforma basic and diluted loss
 per share.........................    $  (2.23)    $  (0.65)    $ (0.08)

(9) Comprehensive Income (loss)
    The  components of comprehensive income (loss), net of tax, are as follows:

                                          2001           2002           2003
                                          ----           ----           ----
Net income (loss)................    $(18,328,922)   $(5,135,586)   $  (668,055)
Foreign currency translation
 adjustment......................        (102,689)       206,550        322,854
Net unrealized holding gain
 on investment securities........              53              -              -
                                      ------------    -----------    -----------
Comprehensive income (loss)......    $(18,431,558)   $(4,929,036)   $  (345,201)
                                      ============    ===========    ===========

     Foreign currency translation adjustment represented the entire balance within accumulated other comprehensive income (loss) at December 31, 2002 and 2003.

(10) LONG-TERM DEBT
     On January 10, 2001, the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The rate was adjusted to 3.99% on January 10, 2004. On September 24, 2002 the Company paid an additional principal payment of $178,761 in compliance with a mortgage covenant. Future minimum principal payments are due as follows at December 31, 2003.
                          Year                Total
                          ----                -----
                          2004           $   223,833
                          2005               233,210
                          2006             4,862,776
                                           ---------
                          Total          $ 5,319,819

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(11) STOCK OPTION PLANS
     At December 31, 2003, the Company had three stock option plans, which are described below:

     Employee Stock Option Plan
     The Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 2,800,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:
                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 2000           957,611               $ 6.40
          Granted...................           631,000                 2.77
          Exercised.................                 -                    -
          Expired...................          (550,611)                5.85
                                             ----------                ----
        Balance at December 31, 2001         1,038,000               $ 4.48
          Granted...................           325,000                 1.00
          Exercised.................                 -                    -
          Expired...................          (115,000)                4.84
                                              ---------                ----
        Balance at December 31, 2002         1,248,000               $ 3.54
          Granted...................           310,000                 1.95
          Exercised.................           (37,000)                1.65
          Expired...................          (322,000)                7.49
                                             ---------                 ----
Balance at December 31, 2003                 1,199,000               $ 2.13
                                             =========                 ====

     The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2003:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
$ 0.00 to $ 1.75         308,000            1.40               $ 1.00            145,500           $ 1.00
  1.75 to   3.50         640,000            1.70                 2.08            330,000             2.20
  3.50 to   5.25         251,000            0.30                 3.63            251,000             3.63
----------------         -------            ----                 ----            -------             ----
$ 1.00 to $ 5.25       1,199,000            1.30 years         $ 2.13            726,500           $ 2.45
================       =========            ==========         ======            =======           ======

     In 1991, the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. In 2003, the Directors Plan was amended to provide that, each eligible director is automatically granted an option to purchase 12,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 2003. Prior to the amendment to the Directors Plan, eligible directors were automatically granted an option to purchase 6,000 shares on common stock on July 10 and January 10 of each year, beginning on July 10, 1991. The option price is the fair market value of the common stock on the date the option is granted. There are 450,000 shares authorized for issuance under the Directors Plan. Each option expires two years from the grant date. Options outstanding under this plan are as follows:

                      ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 2000          60,000                 $ 6.76
          Granted...................          36,000                   3.26
          Exercised.................               -                      -
          Expired...................         (24,000)                  5.37
                                             --------                  ----
        Balance at December 31, 2001          72,000                 $ 5.48
          Granted...................          36,000                   1.17
          Exercised.................               -                      -
          Expired...................         (36,000)                  7.69
                                             --------                  ----
        Balance at December 31, 2002          72,000                 $ 2.21
          Granted...................          54,000                   0.95
          Exercised.................         (36,000)                  1.18
          Expired...................         (36,000)                  3.26
                                             --------                  ----
        Balance at December 31, 2003          54,000                 $ 0.94
                                             ========                  ====

     The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2003:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
$ 0.65 to $ 1.75       54,000               1.3                $ 0.94            18,000           $ 0.72
----------------      -------               ---------          ------            ------           ------
$ 0.65 to $ 1.75       54,000               1.3 years          $ 0.94            18,000           $ 0.72
================      =======               =========          ======            ======           ======

     1998 Employee Equity Incentive Stock Option Plan
     The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 1,200,000 shares of common stock. Shares of common stock were registered for issuance under the 1998 Plan in accordance with the Securities Act of 1933. Under this plan, stock options may be granted at the discretion of the Compensation Committee of the Board of Directors at an option price determined by the Compensation Committee. All options under this plan have been at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Compensation Committee. Options outstanding under this plan are as follows:

                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 2000          650,375                $ 5.74
          Granted...................          248,825                  2.45
          Exercised.................                -                     -
          Expired...................         (199,300)                 5.82
                                              -------                  ----
        Balance at December 31, 2001          699,900                $ 4.55
          Granted...................          363,600                  1.00
          Exercised.................                -                     -
          Expired...................         (283,000)                 3.55
                                              -------                  ----
        Balance at December 31, 2002          780,500                $ 3.16
          Granted...................          240,000                  1.85
          Exercised.................         (150,750)                 1.54
          Expired...................         (287,700)                 5.77
                                              -------                  ----
        Balance at December 31, 2003          582,050                $ 1.76
                                              =======                  ====

     The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2003:

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price

$ 0.00 to $ 1.75      202,100               1.4               $  1.01            57,450          $ 1.02
  1.75 to   3.50      367,950               2.0                  2.11           127,950            2.59
  3.50 to   5.25       12,000               0.3                  3.63            12,000            3.63
----------------      -------               ---------           -----            ------           -----
$ 1.00 to $ 5.25      582,050               1.8 years         $  1.76           197,400          $ 2.20
================      =======               =========           =====           =======           =====

     On December 31, 2003 there were 1,139,146 additional shares available for issuance under all three stock option plans. The per share weighted -average fair value of stock options granted during 2001, 2002, and 2003 was $1.47, $0.54 and $1.14, respectively, on the date of grant using the Black Scholes option-pricing model.

(12) INCOME TAXES
     Income tax expense (benefit) consists of the following:

                                             Current        Deferred           Total
                                             -------        --------           -----
        Year ending December 31, 2001:
          US federal..................     $       -    $  3,337,900    $  3,337,900
          State and local.............             -         462,100         462,100
          Foreign.....................             -               -               -
                                              ------     -----------     -----------
                                           $       -    $  3,800,000    $  3,800,000
                                              ======     ===========     ===========
        Year ending December 31, 2002:
          US federal..................     $       -    $  1,612,634    $  1,612,634
          State and local.............             -         400,210         400,210
          Foreign.....................         1,695               -           1,695
                                              ------     -----------     -----------
                                           $   1,695    $  2,012,844    $  2,014,539
                                              ======     ===========     ===========
        Year ending December 31, 2003:
          US federal..................     $       -    $          -    $          -
          State and local.............             -               -               -
          Foreign.....................             -               -               -
                                             -------     -----------     -----------
                                           $       -    $          -    $          -
                                             =======     ===========     ===========

     Income tax expense (benefit) was $3,800,000, $2,014,539 and zero dollars for the years ending December 31, 2001, 2002 and 2003, respectively, and differed from the amounts as computed by applying the US statutory tax rate of 34% to pretax loss as a result of the following:

                                                                      2001          2002           2003
                                                                      ----          ----           ----
        Computed "expected" US tax expense (benefit)..........   $(4,939,834)   $(1,147,954)   $ (227,139)
        Increase (reduction) in income taxes resulting from:
          State and local income taxes, net of federal
            income tax benefit................................        304,986        264,139            -
          Increase (reduction) in federal valuation allowance.      8,427,351      2,885,398      219,215
          Other, net..........................................          7,497         12,956        7,924
                                                                  -----------     -----------   ---------
        Income tax expense (benefit)                             $  3,800,000    $ 2,014,539   $        -
                                                                  ===========     ===========   =========

     Total income tax expense (benefit) was allocated as follows:

                                                                      2001          2002           2003
                                                                      ----          ----           ----
        Loss from operations..................................   $  3,800,000    $ 2,014,539   $         -
        Stockholders' equity, for compensation expense
          for tax purposes in excess of amounts
          recognized for financial statement purposes.........              -              -             -
                                                                  -----------     ----------    ----------
                                                                 $  3,800,000    $ 2,014,539   $         -
                                                                  ===========     ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001, 2002, and 2003 are presented below:

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                                      2001           2002          2003
                                                                      ----           ----          ----
        Deferred tax assets:
        Inventories, primarily non-deductible reserves........   $ 2,862,364     $ 2,688,239   $ 2,409,923
        Accounts receivable,
          primarily returns and allowances....................       497,510         340,213       483,057
        Accrued expenses, principally provisions
          not currently deductible............................       345,249         228,992       141,157
        Net operating loss carryforwards and credits..........     8,307,793       9,768,697     9,132,219
        Depreciation and amortization.........................     1,126,117       1,455,958     1,340,233
        Other.................................................        98,835          88,933       102,594
                                                                  ----------       ---------     ---------
        Total gross deferred tax assets                           13,237,868      14,571,030    13,609,183
        Less valuation allowance                                 (11,225,024)    (14,571,030)  (13,609,183)
                                                                  ----------      ----------    ----------
        Net deferred tax assets                                  $ 2,012,844     $         -   $         -
                                                                  ==========      ==========    ==========

     On December 31, 2003, the Company had federal net operating loss carryforwards of approximately $22,531,000. These federal net operating losses are available to offset future taxable income, and are due to expire beginning 2018. The Company had state net operating loss carryforwards in various states of approximately $20,259,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2004 through 2023. The Company recorded a deferred tax asset valuation allowance against the portion of the deferred tax assets that management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

     The income tax benefits derived from the exercise of non-qualified employee stock options amounting to $109,872, $0, and $0 in the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the statements of operations. These tax benefits have been fully reserved with a variation allowance.

(13) SIGNIFICANT CUSTOMERS
     Three customers  each comprised  over 10% of net sales for the years ending
          December 31, 2003 and 2002. Four customers each comprised over 10% of net sales for the year ending December 31, 2001. On December 31, 2003, three customers comprised approximately 49% of net accounts receivable. On December 31, 2002, three customers comprised approximately 79% of net accounts receivable.

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

(15)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   2001       2002         2003
                                                   ----       ----         ----
       Cash paid during year for interest      $ 426,803   $ 306,237   $ 215,571
                                                  ======   =========   =========
       Cash paid during year for income taxes  $      -    $  66,624   $      -
                                                  ======   =========   =========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     The tax benefit of the exercise of stock options resulted in no increases to common stock in 2003, since the Company believes that it is more likely than not that these deferred tax assets will not be realized. No options were exercised in 2001 or 2002.

(16) DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS
     The Company produces its products using components or subassemblies purchased from third-party suppliers. An important factor in the Company's liquidity has been the receipt and use of "no-charge components". The Company entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company is committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. The Company believes that at December 31, 2003, it is on track to meet the $8.0 million commitment. The Company is also required to purchase either a minimum percentage, as measured by unit purchases or dollar amount of components over a two-year period commencing on January 1, 2002, and the Company is currently exceeding that percentage. In connection with these arrangements, the Company became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. The Company received the remainder of the no-charge components in the first quarter of 2002. The favorable impact to the statement of operations is being calculated as a purchase discount over the estimated total number of components acquired through the 30 month supply agreement and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangement are sold.

     Currently, a substantial percentage of the Company's manufacturing is performed by SameTime Electronics ("SameTime"). The loss of SameTime's services or a material adverse change in SameTime's business or in the Company's relationship with SameTime could materially and adversely harm the Company's business. To lessen the risk associated with using one manufacturer of a substantial portion of the Company's products, the Company is also using Mac Systems, Lite-On, Vtech, Billionton, Taicom, Abocom, Behaviour Tech, Well and Billion to manufacture various of our products.

(17) SEGMENT AND GEOGRAPHIC INFORMATION
     The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales to North America and net sales to international locations for 2001, 2002, and 2003 were comprised as follows:

                        2001     % of Total          2002     % of Total       2003       % of Total
                        ----     ----------          ----     ----------       ----       ----------
North America     $  25,828,176      62%      $  22,342,890       60%     $  18,212,110       55%
International        15,742,100      38%         14,931,397       40%        15,123,099       45%
                     ----------     ----         ----------      ----        ----------      ----
Total             $  41,570,276     100%      $  37,274,287      100%     $  33,335,209      100%
                     ==========     ====         ==========      ====        ==========      ====

(18) RETIREMENT PLAN
     The Company established a 401(k) retirement savings plan for employees in January 1996. Under the provisions of the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Total Company contributions in 2001, 2002 and 2003 were $46,749, $34,531 and $29,587 respectively.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(19) SELECTED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)
     The following table sets forth selected quarterly financial for the years ended December 31, 2002 and 2003. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                            2002 Quarter Ending                       2003 Quarter Ending
                                     Mar. 31  June 30 Sept. 30  Dec. 31       Mar. 31  June 30  Sept.30  Dec. 31
                                     -------  ------- --------  -------       -------  -------  -------  -------
Net sales.........................   $ 8,973  $ 9,207  $10,879  $ 8,215       $ 7,538  $ 7,537  $ 9,104  $ 9,156
Costs of goods sold...............     7,183    7,225    7,708    5,822         5,393    5,777    6,146    5,804
                                      ------   ------   ------   ------        ------   ------   ------   ------
  Gross profit (loss).............     1,790    1,982    3,171    2,393         2,145    1,760    2,958    3,352
                                      ------   ------   ------   ------        ------   ------   ------   ------
Operating expenses:
  Selling.........................     1,572    1,492    1,423    1,361         1,362    1,227    1,376    1,306
  General and administrative......       911      852      825      817           958      843      612      705
  Research and development........     1,076      856      879      716           752      743      660      612
                                      ------    -----    -----    -----         -----    -----    -----    -----
   Total operating expenses.......     3,559    3,200    3,127    2,894         3,072    2,813    2,648    2,623
                                      ------    -----    -----    -----         -----    -----    -----    -----
   Operating profit (loss)........    (1,769)  (1,218)      44     (501)         (927)  (1,053)     310      729

Other income (expense), net.......        35       11       48      (25)           87       62       96       27
                                         ---      ---       --       --            --       --       --       --
   Income (loss) before income
    taxes and extraordinary item..    (1,734)  (1,207)      92     (526)         (840)    (991)     406      756
Income tax expense (benefit)......     2,013        -        -        2             -        -        -        -
                                      ------   ------   ------    -----         -----    -----    -----    -----
   Income (loss) before
    extraordinary item............    (3,747)  (1,207)      92     (528)         (840)    (991)     406      756
   Extraordinary gain on
    elimination of goodwill.......       255        -        -        -             -        -        -        -
                                      ------   ------   ------    -----         -----    -----    -----    -----
   Net income (loss)..............   $(3,492) $(1,207) $    92  $  (528)       $ (840) $  (991) $   406  $   756
                                       =====    =====    =====    =====         =====    =====    =====    =====
Net loss per common share:
   Basic..........................   $ (0.44) $ (0.15) $  0.01  $ (0.07)      $ (0.11) $ (0.13) $  0.05  $  0.09
   Diluted........................   $ (0.44) $ (0.15) $  0.01  $ (0.07)      $ (0.11) $ (0.13) $  0.05  $  0.09

Weighted average common and common equivalent Shares:
   Basic..........................     7,861    7,861    7,861    7,861         7,853    7,852    7,857    7,970
   Diluted........................     7,861    7,861    7,861    7,861         7,853    7,852    8,081    8,593

                                  EXHIBIT INDEX

        3.1 Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K). *

        3.2 By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

     **10.1 1990 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998. *

     **10.2 1991 Director Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-107923), filed with the Commission on August 13, 2003. *

       10.3   1998 Employee  Equity Incentive Plan, as amended, filed as Exhibit
              99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-97573), filed with the Commission on August 2, 2002. *

       10.4 Lease between Zoom Telephonics, Inc. and "E" Street Associates, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (the "June 1996 Form 10-Q"). *

       10.5 Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

     **10.6 Employment Agreement, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. *

       10.7 Mortgage, Security Agreement and Assignment between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 Form 10-Q"). *

       10.8   Commercial   Real   Estate  Promissory   Note,  between  Zoom  and
              Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

       10.9 Operating Agreement, Zoom Group LLC dated as of March 29, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 2002. *

       10.10 Agreement between Zoom Telephonics, Inc and Members of the Zoom Group dated as of March 22, 2002, filed as Exhibit 10.2 to the March 2002 Form 10-Q. *

       10.11 Reinstatement Agreement, Assignment Agreement and Second amendment of Purchase and Sale dated as of March 29, 2002, filed as Exhibit
              10.3 to the March 2002 Form 10-Q. *

       21. Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

       23.    Consent of KPMG LLP.

       31.1 CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

       **     Compensation Plan or Arrangement.

                                   EXHIBIT 23.

                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Zoom Technologies, Inc.:



We consent to the incorporation by reference in the registration statements No. 33-42834, No. 33-90930, No. 333-60565, No. 333-75575, No. 33-90191, No.
333-47188,  No. 333-97573 and No.  333-107923 on Form S-8 of Zoom  Technologies,
Inc. of our reports dated February 11, 2004, with respect to the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, and the related consolidated financial statement schedule, which reports appear in the December 31, 2003 annual report on Form 10-K of Zoom Technologies, Inc.



                                        /s/ KPMG LLP

Boston, Massachusetts
March 29, 2004

                              INDEPENDENT AUDITORS'
                     REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Zoom Technologies, Inc.:



Under date of February 11, 2004, we reported on the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements,  we  also  audited  the  related  consolidated  financial  statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP


Boston, Massachusetts
February 11, 2004

SCHEDULE II

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ending December 31, 2001, 2002 and 2003




                                  Balance at       Charged        Amount        Balance
                                   Beginning   (Credited) to   written off      at end
        Description                 of year        Expense     (Recoveries)     of year
                                    --------       -------     ------------     --------
Reserve for doubtful accounts..  $   354,206    $   162,416    $   284,351   $   232,271
Reserve for price protection...      198,749        943,820        403,456       739,113
Reserve for sales returns......    1,065,415      5,628,163      6,013,536       680,042
COOP advertising and other
allowances.....................    1,509,085      4,332,751      4,676,813     1,165,023
                                   ---------      ---------     ----------     ---------
Year ending December 31, 2001    $ 3,127,455    $11,067,150    $11,378,156   $ 2,816,449
                                   =========     ==========     ==========     =========
Reserve for doubtful accounts..  $   232,271    $    36,944    $   209,809   $    59,406
Reserve for price protection...      739,113        699,482        774,263       664,332
Reserve for sales returns......      680,042        756,012        522,040       914,014
COOP advertising and other
allowances.....................    1,165,023      3,960,531      4,116,898     1,008,656
                                   ---------      ---------     ----------     ---------
Year ending December 31, 2002    $ 2,816,449    $ 5,452,969    $ 5,623,010   $ 2,646,408
                                   =========     ==========     ==========     =========
Reserve for doubtful accounts..  $    59,406    $   (42,713)   $ ( 105,221)  $   121,914
Reserve for price protection...      664,332        168,095        722,866       109,561
Reserve for sales returns......      914,014      3,260,578      3,404,030       770,562
COOP advertising and other
allowances.....................    1,008,656      2,648,885      2,869,373       788,168
                                   ---------      ---------     ----------     ---------
Year ending December 31, 2003    $ 2,646,408    $ 6,034,845    $ 6,891,048   $ 1,790,205
                                   =========     ==========     ==========     =========
