Form 10-Q
period 2004-03-31
ZOOM TECHNOLOGIES INC
filed 2004-05-17
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending March 31, 2004

                                       or

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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 7, 2004, was 8,513,041 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of March 31, 2004
                      and December 31, 2003 (unaudited)                      3

               Consolidated Statements of Operations for the three months
                      ending  March 31, 2004 and 2003 (unaudited)            4

               Consolidated Statements of Cash Flows for the three
                      months ending March 31, 2004 and 2003 (unaudited)      5

               Notes to Consolidated Financial Statements                   6-8

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9-19

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                   19

  Item 4.      Controls and Procedures                                     19-20


Part II. Other Information

  Item 6.      Exhibits and Reports on Form 8-K                              20

               Signatures                                                    21

               Exhibit Index                                                 22

PART I - FINANCIAL INFORMATION


                                    ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets
                                                   (unaudited)

                                                                March 31, 2004   December 31, 2003
                                                                --------------   -----------------
   Assets

Current assets:
    Cash and cash equivalents                                   $   9,048,942    $   9,904,384
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $1,811,169 at
       March 31, 2004 and $1,790,205 at December 31, 2003           4,081,654        3,944,699
    Inventories, net                                                5,568,002        4,771,216
    Prepaid expenses and other current assets                         459,105          434,694
                                                                   ----------       ----------
             Total current assets                                  19,157,703       19,054,993

    Property, plant and equipment, net                              2,828,440        2,918,985
                                                                   ----------       ----------
             Total assets                                       $  21,986,143    $  21,973,978
                                                                   ==========       ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     226,358    $     223,833
    Accounts payable                                                1,931,661        2,172,028
    Accrued expenses                                                1,194,148        1,011,910
                                                                   ----------       ----------
             Total current liabilities                              3,352,167        3,407,771

 Long-term debt                                                     5,038,917        5,095,986
                                                                   ----------       ----------
             Total liabilities                                      8,391,084        8,503,757
                                                                   ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000
    shares; issued 8,353,566 shares, outstanding 8,345,166
    at March 31,2003 and issued 8,084,616 shares,
    outstanding 8,076,216 at December 31, 2003                         83,536           80,846
  Additional paid-in capital                                       28,780,744       28,500,421
  Subscriptions receivable due to exercise of stock options           287,191                -
  Retained earnings (accumulated deficit)                         (15,995,895)     (15,438,333)
  Accumulated other comprehensive income (loss)                       446,805          334,609
  Treasury stock                                                       (7,322)          (7,322)
                                                                   ----------       ----------
             Total stockholders' equity                            13,595,059       13,470,221
                                                                   ----------       ----------

             Total liabilities and stockholders' equity         $  21,986,143    $  21,973,978
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                   ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                    Consolidated Statements of Operations
                                                (Unaudited)

                                                                    Three Months Ending
                                                                          March 31,
                                                               -----------------------------
                                                                    2004            2003
                                                                    ----            ----
Net sales                                                       $  7,791,605    $  7,538,513
Costs of goods sold                                                5,479,549       5,393,719
                                                                ------------    ------------
                      Gross profit                                 2,312,056       2,144,794

Operating expenses:
         Selling                                                   1,225,977       1,361,768
         General and administrative                                  953,332         957,796
         Research and development                                    678,219         752,204
                                                                ------------    ------------
                      Total operating expenses                     2,857,528       3,071,768
                                                                ------------    ------------
                      Operating income (loss)                       (545,472)       (926,974)

Other income (expense):
         Interest income                                              24,182          21,311
         Interest (expense)                                          (52,648)        (54,812)
         Other, net                                                   16,376         120,907
                                                                ------------    ------------
                      Total other income (expense), net              (12,090)         87,406
                                                                ------------    ------------
                      Income (loss) before income tax
                        expense                                     (557,562)       (839,568)

Income tax expense (benefit)                                               -               -
                                                                ------------    ------------

                      Net income (loss)                         $   (557,562)   $   (839,568)
                                                                ============    ============

Earnings (loss) per common share:

                      Basic                                     $      (0.07)   $      (0.11)
                                                                ============    ============
                      Diluted                                   $      (0.07)   $      (0.11)
                                                                ============    ============


Weighted average common and common equivalent shares

                      Basic                                        8,136,012       7,853,382
                                                                ============    ============
                      Diluted                                      8,136,012       7,853,382
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Three Months Ending
                                                                               March 31,
                                                                       2004               2003
                                                                -----------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $    (557,562)      $    (839,568)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-operating gain on refund of deposit                               -             (40,237)
      Depreciation                                                    116,721             145,334
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      (24,938)            486,589
        Inventories, net                                             (796,786)            584,951
        Prepaid expenses and other assets                             (24,411)            585,794
        Accounts payable and accrued expenses                         (58,129)           (786,283)
                                                                    ---------           ---------
           Net cash provided by (used in) operating activities     (1,345,105)            136,580
                                                                    ---------           ---------
Cash flows from investing activities:
Additions to property, plant and equipment                            (26,176)               (594)
                                                                    ---------           ---------
           Net cash provided by (used in) investing activities        (26,176)               (594)
                                                                    ---------           ---------
Cash flows from financing activities:
    Principal payments on long-term debt                              (54,544)            (51,803)
    Proceeds from exercise of stock options                           570,204                   -
    Purchase of Treasury stock                                              -              (5,126)
                                                                    ---------           ---------
           Net cash provided by (used in) financing activities        515,660             (56,929)
                                                                    ---------           ---------
Effect of exchange rate changes on cash                                   179              (1,304)
                                                                    ---------           ---------
Net increase (decrease) in cash                                      (855,442)             77,753

Cash beginning of period                                            9,904,384           7,612,274
                                                                    ---------           ---------
Cash end of period                                              $   9,048,942       $   7,690,027
                                                                    =========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $      52,648       $      58,090
                                                                    =========           =========
    Income taxes                                                $           -       $           -
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

                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ending December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

     The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ending March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ending March 31, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated financial statements include the accounts and operations of the Company's wholly-owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

(b)  Stock-Based Compensation

     The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation expense is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the
Company  had  applied  the  fair  value  recognition   provisions  of  Financial
Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:
                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                                     (UNAUDITED)
                                            ---------------------------
                                                 2004          2003
                                            -------------  ------------
Net income (loss), as reported.........     $   (557,562)  $  (839,568)
Deduct:  Total stock-based employee
Compensation expense determined under
fair value based method for all awards,
 net of related tax effects............         (173,868)     (117,259)
                                            ------------   ------------
Pro forma net income (loss)............     $   (731,430)  $  (956,827)
                                            ============   ============
Income (loss) per share:
Basic and diluted - as reported........     $      (0.07)  $     (0.11)
Basic and diluted - pro forma..........     $      (0.09)  $     (0.12)

(c)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation 46." This staff position deferred the effective date for applying FIN 46 to an interest held in a Variable Interest Entity ("VIE") or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures. The Company adopted the remaining sections of this guidance in 2004. The provisions of FIN 46R, did not have any significant impact on the Company's consolidated financial statements or disclosures.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

(2)  Liquidity

     On December 31, 2003 Zoom had cash of approximately $9.9 million. On March 31, 2004 Zoom had cash of approximately $9.0 million. Currently, the Company does not have a debt facility, and the Company cannot assure that it could obtain one on acceptable terms unless there is a change in the Company's circumstances.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout 2002, 2003 and the first three months of 2004. The employee headcount was 185 at December 31, 2002 and 159 at March 31, 2004. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2004, and may make further reductions if these actions are deemed necessary.

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

(3)  Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:
                                         Three Months Ending
                                              March 31,
                                     ----------------------------
                                        2004               2003
                                    ------------      -------------
Basic:
   Net income (loss)                $  (557,562)      $  (839,568)
Weighted average shares
   outstanding                        8,136,012         7,853,382
                                    -----------       -----------
Net income (loss) per share         $      (.07)      $      (.11)
                                    ===========       ===========
Diluted:
    Net income (loss)               $  (557,562)      $  (839,568)

Weighted average shares
   outstanding                        8,136,012         7,853,382

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                       -                 -
                                    -----------       -----------
Weighted average shares
   outstanding                        8,136,012         7,853,382
                                    -----------       -----------
Net income (loss) per share         $      (.07)      $      (.11)
                                    ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the three months ending March 31, 2004 and 2003 computations. Options to purchase 1,518,000 and 1,822,875 shares of common stock at March 31, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:               March 31, 2004        December 31, 2003
                                                          --------------        -----------------
      Raw materials                                       $   2,161,274           $  1,754,850
      Work in process                                         1,088,788                639,425
      Finished goods                                          2,317,940              2,376,941
                                                             ----------             ----------
      Total Inventories, net                              $   5,568,002           $  4,771,216
                                                             ==========             ==========

     During the three months ending March 31, 2004 and March 31, 2003 the Company recorded lower of cost or market write-downs of zero and $237,715, respectively, related to broadband and wireless inventory.

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

 The components of comprehensive income (loss), net of tax, are as follows:

                                            Three Months Ending March 31,
                                          ---------------------------------
                                              2004                2003
                                          ------------        ------------
 Net income (loss)                        $  (557,562)        $  (839,568)

 Foreign currency translation
   adjustment                                 112,196             (13,523)
                                          -----------         -----------
 Comprehensive income (loss)              $  (445,366)         $ (853,091)
                                          ===========         ===========

     At March 31, 2004 and December 31, 2003, Accumulated other comprehensive income (loss) as reported on the Company's balance sheet is comprised solely of foreign currency translation adjustments.

(6)  Long-Term Debt

     On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. Zoom's rate was adjusted to 3.99% on January 10, 2004.

(7)  Commitments

     During the three month period ending March 31, 2004 there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ending December 31, 2003.

(8)  Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's United States and international net sales for the three months ending March 31, 2004 and 2003, respectively, were comprised as follows:

                         Three Months            Three Months
                            Ending       % of       Ending         % of
                        March 31, 2004   Total   March 31, 2003   Total

United States              $ 3,779,156    48%     $ 4,579,258      61%
International-UK             2,477,000    32%       2,215,645      29%
International-All Other      1,535,449    20%         743,610      10%
                            -----------  ---      -----------      ---
Total                      $ 7,791,605   100%      $7,538,513     100%
                           ===========   ===      ===========      ===

(9)  Customer Concentrations

     The Company's fourth largest customer in the first quarter of 2004, Best Buy, recently advised the Company that they plan to discontinue the sale of the Company's dial-up modems starting around June 2004. This action is being taken to reduce the amount of shelf space allocated to dial-up modems and increase Best Buy's house-brand share of their modem category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the year ending December 31, 2003. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

OVERVIEW

     Zoom sells computer peripheral products, principally dial-up and ADSL modems, to retailers, distributors, Internet Service Providers (ISPs), and Original Equipment Manufacturers (OEMs). We sell our products to these customers through our direct sales force and through commissioned sales representatives. The majority of our employees work in either our corporate-owned headquarters or our leased production facility in Boston, Massachusetts. We also have a sales and support office in the United Kingdom and a support center in Boca Raton, Florida.

     Historically, most of Zoom's sales have resulted from the after-market sale of dial-up modems to retail customers. These customers typically either wanted to add a modem to a computer that did not have a modem, needed to replace a defective modem or wanted to upgrade to a higher speed modem. Since the vast majority of retail personal computers now come with 56K modems installed, and since 56K is the highest speed dial-up modem available, the upgrade market has steadily declined over the past few years. This decline, coupled with competition from broadband access devices like ADSL and cable modems and lower selling prices for dial-up modems, has resulted in a corresponding decline in Zoom's dial-up modem sales.

     Our fourth largest customer in Q1 2004, Best Buy, has advised us that they plan to discontinue the sale of our dial-up modems starting around June 2004, coincident with their reduction of shelf space for the category and their introduction of a house brand modem.

     To mitigate this decline, Zoom has made significant investments in broadband and other technologies. The broadband market has grown rapidly over the past few years and is expected to continue to grow quickly. So far Zoom has been more successful in the ADSL market than in the cable modem market.

     Zoom's product philosophy emphasizes quality, reliability, and low cost. We therefore continually seek to optimize our product designs and lower our cost of goods through intelligent design, aggressive sourcing, and the use of new technology. Most of our products use modem or other chipsets purchased from outside vendors. This lets us take advantage of the extensive research and development capabilities and competitiveness of our chipset suppliers and reduces our development time and the associated costs and risks of bringing new products to market. As a result of this approach, Zoom is able to quickly develop new and innovative products while keeping its research and development expense relatively small as a percentage of sales.

     Zoom also out-sources most of its board-level manufacturing, allowing us to take advantage of the competitive worldwide market for contract manufacturing services. Subcontract manufacturing frees us from the capital equipment cost and the inflexibility, expense, and management burden associated with maintaining a dedicated workforce for electronics assembly operations. Packaging, testing and shipping are typically done at our Boston, Massachusetts manufacturing facility. This helps to reduce shipping costs from our contract assemblers and gives us the opportunity to monitor manufacturing quality and to efficiently customize product for our customers.

     In recent years Zoom has benefited from purchase discount programs with our major chipset suppliers. These agreements have resulted in reduced unit costs for our dial-up modems. From the first quarter of 2002 through the first quarter of 2004, we realized significant benefits as a result of these agreements, the most significant of which expires during 2004. Zoom hopes to replace these agreements, but our ability to negotiate favorable terms will depend on a number of factors including our projected volumes, our ability to reach those volumes, and the competitive landscape in the chipset market. The outcome of these negotiations could have a significant effect on the gross margins of products that use chipsets covered by the existing agreements.

     Over the past three years, our net sales have declined an average of 16% per year. In response to the declining sales volume, we reduced staffing and overhead costs. In December 31, 2000, our total headcount of full-time employees, including temporary workers, was 329, which was reduced to 215, 185, and 159 at year-end 2001, 2002, and 2003, respectively. Our headcount on March 31, 2004 was 159.

     In the first quarter of 2004 and the fourth quarter of 2003, respectively, our net sales for the quarter were up 3.4% and 11.5% over the same quarter in the prior year. The main reason for this increase was the growth in ADSL modem sales, which more than offset our declining dial-up modem sales. While we remain optimistic about continued growth in the ADSL modem area, our ADSL sales are currently concentrated with a small number of customers, so there is no predictable uniformity for our quarterly ADSL sales and our sales may fluctuate. We are continuing our efforts to expand our ADSL customer base and to use our strength in ADSL to expand our ADSL product line and enter new markets later this year. One new product will incorporate VoIP capability into an ADSL modem. We also plan to introduce our own VoIP service called "Global Village(TM)" to offer free IP-to-IP service, low-cost calling to virtually anyone worldwide, and unlimited fixed price domestic calling.

     Our cash and cash equivalents balance at March 31, 2004 was $9.0 million, down from $9.9 million at December 31, 2003. Most of this change resulted from the increase of inventories and accounts receivable, offset partially by $0.6 million cash received from the exercise of employee stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following is a discussion of what we view as our more significant accounting policies and estimates. These policies and estimates are also described in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ending December 31, 2003. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Where noted, material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we made different judgments or used different estimates.

     REVENUE (NET SALES) RECOGNITION. We sell hardware products to our customers. The products include dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. We generally do not sell software or services We derive our net sales primarily from the sale of hardware products to four types of customers:

o    computer peripherals retailers,
o    computer product distributors,
o    Internet Service Providers (ISPs), and
o    original equipment manufacturers (OEMs).

     We recognize net sales for all four types of customers at the point when the customer takes legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

     Our net sales to computer products retailers are reduced by certain events that are characteristic of the sales of hardware to computer peripherals retailers. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

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

     Our bad-debt write-offs have not been significant during 2001, 2002 and 2003 or 2004 to date.

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

     We have entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under one of these arrangements, we are committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We believe that at March 31, 2004, we are on track to meet the $8.0 million commitment in 2004. In connection with this arrangement, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact to our statement of operations is being calculated as a purchase discount over the estimated total number of components acquired through the 30 month supply agreement and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangement are sold. This method of accounting has been consistent each year.

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

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. In our first quarter ending March 31, 2002, we recorded an additional $2.0 million income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building. At March 31, 2004, we currently have a 100% valuation allowance against our deferred tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

Results of Operations

     SUMMARY. Net sales were $7.8 million for our first quarter ending March 31, 2004, up 3.4% from $7.5 million in the first quarter of 2003. We had a net loss of $0.6 million for the first quarter of 2004, compared to a net loss of $0.8 million in the first quarter of 2003. Loss per diluted share was $0.07 for the first quarter of 2004 compared to a loss per diluted share of $.11 for the first quarter of 2003.

     NET SALES. Our net sales for the first quarter of 2004 increased 3.4% from the first quarter of 2003 primarily due to the increase in ADSL modem sales and the positive currency translation impact from converting sales transactions in Euros and British Pounds to US dollars. These increases were partially offset by the decline in dial-up modem sales. Dial-up modem sales declined due to a decrease of both dial-up modem unit sales and dial-up modem average selling prices, primarily resulting from the continued decline of the dial-up modem after-market. The increase in ADSL modem sales represented our tenth straight quarterly sales increase in this product category.

     Our net sales in the United States declined from $4.6 million in the first quarter of 2003 to $3.8 million in the first quarter of 2004. Our international net sales increased from $3.0 million in the first quarter of 2003 to $4.0 million in the first quarter of 2004. These changes reflect our declining sales of dial-up modems worldwide, our stronger ADSL sales in the international markets, and the positive currency impact on a significant portion of our international sales.

     GROSS PROFIT. Our gross profit increased to $2.3 million in the first quarter of 2004 from $2.1 million in the first quarter of 2003. Our gross profit as a percentage of net sales improved to 29.7% in the first quarter of 2004 from 28.5% in the first quarter of 2003. The improvement in gross profit percentage resulted primarily from product cost reductions and the favorable exchange rate impact on our international sales.

     OPERATING EXPENSE. Our operating expense decreased by $0.2 million to $2.9 million or 36.7% of net sales in the first quarter of 2004 from $3.1 million or 40.7% of net sales in the first quarter of 2003. The decrease of $0.2 million was comprised of lower selling expense of $0.1 million and lower research and development expense of $0.1 million.

     Selling Expense. Selling expense decreased $.1 million to $1.2 million or 15.7% of net sales in the first quarter of 2004 from $1.4 million or 18.1% of net sales in the first quarter of 2003. Selling expense was lower primarily because of lower personnel costs resulting from employee headcount reductions, reduced marketing costs and reduced product delivery expense.

     General and Administrative Expense. General and administrative expense was $1.0 million, or 12.2% of net sales in the first quarter of 2004 and $1.0 million, or 12.7% of net sales, in the first quarter of 2003. Although total General and Administrative expense did not change from the first quarter of 2003 to the first quarter of 2004, there were increases and decreases in categories included in total General and Administrative expense. General and administrative expense increases included higher unemployment insurance costs and legal fees. General and administrative expense decreases included lower medical insurance claims and depreciation expense.

     Research and development expense decreased $.1 million to $0.7 million or 8.7% of net sales in the first quarter of 2004 from $0.8 million or 10.0% of net sales in the first quarter of 2003. Research and development costs decreased primarily as a result of reduced personnel costs and product approval fees. Development and support continues on all of our major product lines.

     OTHER INCOME (EXPENSE). Other income (expense), net decreased to a loss of $.01 million in the first quarter of 2004 from income of $.09 million in the first quarter of 2003, primarily due to realized foreign exchange losses.

     INCOME TAX EXPENSE (BENEFIT). We did not record any tax expense in the first quarter of 2004 or the first quarter of 2003. The net deferred tax asset balance at March 31, 2004 is zero. This accounting treatment is described in further detail under the caption CRITICAL ACCOUNTING POLICIES AND ESTIMATES above.

Liquidity and Capital Resources

     On March 31, 2004 we had working capital of $15.8 million, including $9.0 million in cash and cash equivalents.

     In the first three months of 2004, operating activities used $1.3 million in cash. Our net loss in the first three months of 2004 was $.6 million. Uses of cash from operations included an increase of inventory of $.8 million. The primary reason for the inventory increase was an increase in ADSL modem inventory in anticipation of shipments in the second quarter of 2004.

     In the first three months of 2004 financing activities provided $.5 million of cash, due primarily to receipt of $.6 million cash from the exercise of employee stock options, partially offset by $.05 million in cash for monthly principal payments of our $6.0 million mortgage.

     Currently we do not have a debt facility, and we cannot assure that we could obtain one on acceptable terms unless there is a change in our circumstances.

     To conserve cash and manage our liquidity, we implemented expense reductions throughout 2002, 2003 and in the first three months of 2004. Our employee headcount was 185 at December 31, 2002 which has been reduced to 159 at March 31, 2004. We will continue to assess our cost structure as it relates to our revenues and cash position in 2004, and we may make further reductions if the actions are deemed necessary.

     Management believes we have sufficient resources to fund our normal operations over the next 12 months. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During the three months ending March 31, 2004, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ending December 31, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, "Effective Date of FASB Interpretation 46." This staff position deferred the effective date for applying FIN 46 to an interest held in a Variable Interest Entity ("VIE") or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on our consolidated financial statements or disclosures. We adopted the remaining sections of this guidance in 2004. The provisions of FIN 46R, did not have any significant impact on our consolidated financial statements or disclosures.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of our dial-up, cable and ADSL modems and VoIP products; the anticipated development and timing of new product introductions; the consolidation in and the decline of the dial-up modem market; the anticipated development of Zoom's markets and sales channels; the level of demand for Zoom's products; Zoom's ability to obtain debt or equity financing; the anticipated impact of Zoom's cost-cutting initiatives, and Zoom's financial condition or results of operations.

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

TO STAY IN BUSINESS WE MAY REQUIRE FUTURE ADDITIONAL FUNDING WHICH WE MAY BE UNABLE TO OBTAIN ON FAVORABLE TERMS, IF AT ALL.

     Over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund an increase of our inventory should growth occur. We currently do not have a debt facility from which we can borrow and may not be able to obtain one on acceptable terms unless we have a change in circumstances. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

OUR CUSTOMER BASE IS CONCENTRATED, AND THE RECENT LOSS OF A SIGNIFICANT CUSTOMER WILL REDUCE REVENUES AND THE PROFIT CONTRIBUTION OF OUR DIAL-UP MODEM BUSINESS.

     In the first quarter of 2004, 36% of our net sales were attributable to four customers, each of whom accounted for more than 6% of our net sales. Our fourth largest customer in the first quarter of 2004, Best Buy, advised us in April, 2004 that they plan to discontinue the sales of our dial-up modems starting around June 2004. This action is being taken to reduce the amount of Best Buy shelf space allocated to dial-up modems and to increase Best Buy's house-brand share of their modem category. In the first quarter of 2004 and 2003, respectively, Best Buy accounted for 6.6% and 6.9% of our total net sales. The loss of Best Buy as a customer, as well as a loss, reduction of business or less favorable terms of sale for any other of our significant customers, may reduce revenues and negatively impact our dial-up modem business.

OUR NET SALES AND OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF A DECLINE IN AVERAGE SELLING PRICES FOR OUR DIAL-UP MODEMS AND BECAUSE OF THE DECLINE IN THE RETAIL MARKET FOR DIAL-UP MODEMS.

     The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems in most new PCs, and alternatives to dial-up modems including broadband modems. Less advantageous terms of sales, decreasing average selling prices and reduced demand for our dial-up modems have resulted and may in the future result in decreased net sales for dial-up modems, which has been our primary source of net sales. If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business and results of operation will be harmed.

WE BELIEVE THAT OUR FUTURE SUCCESS WILL DEPEND IN LARGE PART ON OUR ABILITY TO MORE SUCCESSFULLY PENETRATE THE BROADBAND MODEM MARKETS, WHICH HAVE BEEN CHALLENGING MARKETS WITH SIGNIFICANT BARRIERS TO ENTRY.

     With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the cable and ADSL modem markets. These markets have been challenging, with significant barriers to entry that have adversely affected our sales to these markets. Although some cable and ADSL modems are sold at retail, in most countries the high volume purchases of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers typically also have extensive and varied approval processes for modems to be approved for use on their network. These approvals can be expensive and time consuming. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

o    the current limited retail market for broadband modems;
o the relatively small number of cable, telecommunications and Internet service provider customers that make up a substantial part of the market for broadband modems in most countries;
o    the significant  bargaining power of these large volume  purchasers;
o the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and
o the strong relationships with service providers enjoyed by incumbent some equipment providers.

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

OUR EXISTING INDEBTEDNESS COULD PREVENT US FROM OBTAINING ADDITIONAL FINANCING AND HARM OUR LIQUIDITY.

     In January 2001 we obtained a $6 million, 20 year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. As of March 31, 2004, our outstanding indebtedness was $5.3 million. This mortgage has a balloon payment due in January 2006. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

OUR FAILURE TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY STANDARDS WOULD ADVERSELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS.

     The market for PC communications products and high-speed broadband access products is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. In the past some of our product developments and enhancements have taken longer than planned and have delayed the availability of our products, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

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

     Our product cycles tend to be short, and we may incur significant non-recoverable expenses or devote significant resources to sales that do not occur when anticipated. Therefore the resources we devote to product development, sales, and marketing may not generate material net sales for us. In addition, short product cycles have resulted in and may in the future result in excess and obsolete inventory, which has had and may in the future have an adverse affect on our results of operations. In an effort to develop innovative products and technology, we have incurred and may in the future incur substantial development, sales, marketing, and inventory costs. If we are unable to recover these costs, our financial condition and operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed and our results of operations and financial condition would be adversely affected.

OUR OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF PRICE PROTECTION PROGRAMS.

     Our operating results have been adversely affected by reductions in average selling prices because of credits given to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. If the amount of credits we give to our customers increases by a material amount, our operating results could be adversely affected.

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND HARM OUR BUSINESS.

     During fiscal 2000, in anticipation of future sales of our broadband access products, particularly cable modems, we significantly increased our inventory for these products. We also built up this inventory in response to shortages of components for these products earlier in that year. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory, to $21.7 million on December 31, 2000 from $14.3 million on December 31, 1999. At March 31, 2004 we were able to reduce our inventory levels to $5.6 million as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE DEPEND ON THIRD PARTY MANUFACTURERS. IF THESE THIRD PARTY MANUFACTURERS FAIL TO PRODUCE QUALITY PRODUCTS IN A TIMELY MANNER, OUR ABILITY TO FULFILL OUR CUSTOMER ORDERS WOULD BE ADVERSELY IMPACTED.

     We use contract manufacturers to manufacture our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use four contract manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

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

WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN KEY COMPONENTS FROM, AND DEPEND ON, SOLE OR LIMITED-SOURCE SUPPLIERS.

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase dial-up and broadband modem chipsets from Conexant Systems and Agere Systems. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, networking, routers, and gateways. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for some components, including memory components, is currently experiencing shortages and there are increased lead times and higher prices for these components. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

OUR FAILURE TO OBTAIN NEW CHIPSET PURCHASE PROGRAMS WITH CHIPSET SUPPLIERS COULD REDUCE OUR GROSS PROFIT.

     Our primary dial-up modem chipset purchase agreement, which includes price and other concessions for meeting minimum purchase requirements or commitments, is due to expire in 2004. If we are unable to replace this agreement with an equally favorable chipset purchase agreement, our chipset costs could increase significantly and our gross profit could be adversely affected.

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

     Although we currently sell products that include many of these technologies, the market for high-speed communication products and services is fragmented and evolving. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render and have in the past rendered our products less competitive or obsolete. If any of these events occur, we may be unable to sustain or grow our business. Industry analysts believe that the market for our dial-up modems will continue to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS INHERENT IN INTERNATIONAL ACTIVITIES.

     Our international sales continue to represent an increasingly significant portion of our sales. International sales have increased from 38% of net sales in 2001 to approximately 52% of our net sales in the first quarter of 2004. Currently our operations are significantly dependent on our international operations, particularly sales of our ADSL modems, and may be materially and adversely affected by many factors including:

o    international   regulatory  and  communications   requirements  and  policy
     changes;
o    pricing of Internet and voice services;
o    bundling of discounted or free equipment with services;
o    favoritism toward local suppliers;
o delays in the rollout of broadband services by cable and ADSL service providers;
o    local language and technical support requirements;
o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
o    difficulties in staffing and managing foreign operations;
o    political and economic changes and disruptions;
o    governmental currency controls;
o    shipping costs;
o    currency exchange rate fluctuations; and
o    tariff regulations.

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

OUR BUSINESS MAY BE HARMED BY ACQUISITIONS WE MAY COMPLETE IN THE FUTURE.

     We may pursue acquisitions of related businesses, technologies, product lines, or products. Our identification of suitable acquisition candidates involves risk inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management's attention, risk of increased leverage, shareholder dilution, risk associated with unanticipated problems, and risks associated with liabilities we assume. If we pursue any such transaction, we cannot assure that we would be able to successfully negotiate the terms of such transaction, finance such transaction, or integrate such business, products or technologies into our existing business and products.

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

     Investment Rate Risk - Our investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk. The 20 year mortgage of our headquarters building is a variable rate loan with the interest rate adjusted annually. A 1% change in the interest rate would result in a decrease or increase of approximately $53,000 of interest expense per year.

Item 4. CONTROLS AND PROCEDURES

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

     As of March 31, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

     On February 11, 2004, the Company furnished a Current Report on Form 8-K relating to its financial information for the quarter ended December 31, 2003, as presented in a press release dated February 11, 2004.

     On February 18, 2004, the Company furnished a Current Report on Form 8-K announcing potential stock option exercises by members of senior management, as presented in a press release dated February 17, 2004.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZOOM TECHNOLOGIES, INC.


Date: May 14, 2004     By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: May 14, 2004     By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

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