Form 10-Q
period 2004-06-30
ZOOM TECHNOLOGIES INC
filed 2004-08-16
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of August 4, 2004 was 8,786,191 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of June 30, 2004
                      and December 31, 2003 (unaudited)                     3

               Consolidated Statements of Operations for the three and six months Ended June 30, 2004 and 2003
                      (unaudited)                                           4

               Consolidated Statements of Cash Flows for the six
                      months Ended June 30, 2004 and 2003
                      (unaudited)                                           5

               Notes to Consolidated Financial Statements                  6-8

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9-20

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                 20

  Item 4.      Controls and Procedures                                     20


Part II. Other Information

  Item 4.    Submission of Matters to a Vote of Security Holders           20

  Item 6.      Exhibits and Reports on Form 8-K                            21

               Signatures                                                  22

               Exhibit Index                                               23

PAGE>
PART I - FINANCIAL INFORMATION


                                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets
                                                   (unaudited)

                                                                June 30, 2004    December 31, 2003
                                                                --------------   -----------------

   Assets

Current assets:
    Cash and cash equivalents                                   $  10,553,371    $   9,904,384
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $1,700,822 at
       June 30, 2004 and $1,790,205 at December 31, 2003            3,313,985        3,944,699
    Inventories, net                                                5,105,662        4,771,216
    Prepaid expenses and other current assets                         421,866          434,694
                                                                   ----------       ----------
             Total current assets                                  19,394,884       19,054,993

    Property, plant and equipment, net                              2,763,348        2,918,985
                                                                   ----------       ----------
             Total assets                                       $  22,158,232    $  21,973,978
                                                                   ==========       ==========
   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     228,897    $     223,833
    Accounts payable                                                1,648,779        2,172,028
    Accrued expenses                                                1,305,175        1,011,910
                                                                   ----------       ----------
             Total current liabilities                              3,182,851        3,407,771

 Long-term debt, less current portion                               4,982,650        5,095,986
                                                                   ----------       ----------
             Total liabilities                                      8,165,501        8,503,757
                                                                   ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 8,638,541 shares and outstanding 8,630,141 shares at June 30, 2004 and issued
    8,084,616 shares and outstanding
    8,076,216 shares at December 31, 2003                              86,385           80,846
  Additional paid-in capital                                       30,058,762       28,500,421
  Retained earnings (accumulated deficit)                         (16,575,760)     (15,438,333)
  Accumulated other comprehensive income (loss)                       430,666          334,609
  Treasury stock, at cost                                              (7,322)          (7,322)
                                                                   ----------       ----------
             Total stockholders' equity                            13,992,731       13,470,221
                                                                   ----------       ----------

             Total liabilities and stockholders' equity         $  22,158,232    $  21,973,978
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                       -----------------------------   ---------------------------
                                                             2004            2003            2004          2003
                                                             ----            ----            ----          ----
Net sales                                               $  8,091,470    $  7,536,664    $ 15,883,075    $15,075,177
Costs of goods sold                                        5,841,074       5,776,863      11,320,623     11,170,582
                                                        ------------    ------------    ------------    -----------
            Gross profit                                   2,250,396       1,759,801       4,562,452      3,904,595

Operating expenses:
         Selling                                           1,171,054       1,226,966       2,397,031      2,588,734
         General and administrative                        1,063,384         843,039       2,016,716      1,800,835
         Research and development                            665,442         742,969       1,343,661      1,495,173
                                                        ------------    ------------    ------------    -----------
            Total operating expenses                       2,899,880       2,812,974       5,757,408      5,884,742
                                                        ------------    ------------    ------------    -----------
            Operating income (loss)                         (649,484)     (1,053,173)     (1,194,956)    (1,980,147)

Other income (expense):
            Interest income                                   25,425          23,272          49,608         44,584
            Interest (expense)                               (53,510)        (40,452)       (106,158)       (95,264)
            Other, net                                        97,704          79,238         114,079        200,144
                                                        ------------    ------------    ------------    -----------
            Total other income (expense), net                 69,619          62,058          57,529        149,464
                                                        ------------    ------------    ------------    -----------

            Income (loss) before income tax
                   expense                                  (579,865)       (991,115)     (1,137,427)    (1,830,683)

Income tax expense (benefit)                                       -               -               -              -
                                                        ------------    ------------    ------------    -----------

            Net income (loss)                           $   (579,865)   $   (991,115)   $ (1,137,427)   $(1,830,683)
                                                        ============    ============    ============    ===========
Earnings (loss) per common share:
                        Basic                           $       (.07)   $       (.13)   $       (.14)   $      (.23)
                                                        ============    ============    ============    ===========
                        Diluted                         $       (.07)   $       (.13)   $       (.14)   $      (.23)
                                                        ============    ============    ============    ===========

Weighted average common and common equivalent shares:
                        Basic                              8,466,356       7,852,466       8,332,599      7,852,921
                                                        ============    ============    ============    ===========
                        Diluted                            8,466,356       7,852,466       8,332,599      7,852,921
                                                        ============    ============    ============    ===========

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                      2004               2003
                                                                --------------       -------------
Cash flows from operating activities:
    Net income (loss)                                           $  (1,137,427)      $  (1,830,683)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-operating gain on refund of deposit                              -              (40,237)
      Depreciation and amortization                                   225,399             369,496
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      728,692             184,908
        Inventories, net                                             (334,446)          2,315,295
        Prepaid expenses and other assets                              12,828             598,293
        Accounts payable and accrued expenses                        (229,984)           (671,583)
                                                                   ----------           ---------
           Net cash provided by (used in) operating activities       (734,938)            925,489
                                                                   ----------           ---------
Cash flows from investing activities:
Additions to property, plant and equipment                            (69,762)            (14,626)
                                                                   ----------           ---------
           Net cash provided by (used in) investing activities        (69,762)            (14,626)
                                                                   ----------           ---------
Cash flows from financing activities:
    Principal payments on long-term debt                             (108,272)           (105,076)
    Proceeds from exercise of stock options                         1,563,880                   -
    Purchase of Treasury stock                                              -              (5,126)
                                                                   ----------           ---------
Net cash provided by (used in) financing activities                 1,455,608            (110,202)
                                                                   ----------           ---------
Effect of exchange rate changes on cash and cash equivalents           (1,921)              3,706
                                                                   ----------           ---------
Net increase (decrease) in cash and cash equivalents                  648,987             804,367

Cash and cash equivalents  - beginning of period                    9,904,384           7,612,274
                                                                   ----------           ---------
Cash and cash equivalents - end of period                       $  10,553,371        $  8,416,641
                                                                   ==========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $     106,158        $    111,306
                                                                    =========           =========
    Income taxes                                                $           -        $          -
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

                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

     The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated financial statements include the accounts and operations of the Company's wholly-owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ended December 31, 2004.

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

                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                                     (UNAUDITED)                    (UNAUDITED)
                                            ----------------------------   ----------------------------
                                                 2004           2003           2004           2003
                                            -------------   ------------   -------------   ------------
Net loss, as reported...............        $  (579,865)    $  (991,115)   $(1,137,427)   $(1,830,683)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
 net of related tax effects............        (172,724)       (105,545)      (346,592)     (222,804)
                                            ------------    ------------   ------------   ------------
Pro forma net loss.....................     $  (752,589)    $(1,096,660)   $(1,484,019)  $(2,053,487)
                                            ============    ============   ============   ============
Loss per share:
Basic and diluted - as reported........     $      (.07)    $     (0.13)   $     (0.14)   $     (0.23)
Basic and diluted - pro forma..........     $      (.09)    $     (0.14)   $     (0.18)   $     (0.26)

(c) RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment, which they believe will become effective for fiscal years ending on or after December 15, 2004. The Company will continue to monitor the progress on the issuance of this standard and the impact it may have on the Company's consolidated financial statements.

(2)  Liquidity

     On December 31, 2003 Zoom had cash and cash equivalents of approximately $9.9 million. On June 30, 2004 Zoom had cash and cash equivalents of approximately $10.6 million. Currently the Company does not have a debt facility from which it can borrow. The Company is currently reviewing a non-binding proposal from a lender for a one-year $2 million line of credit; however, there can be no assurance that the Company will accept such proposal or that the parties will be able to agree on a definitive agreement.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout 2002, 2003 and the first six months of 2004. The employee headcount was 185 at December 31, 2002 and 155 at June 30, 2004. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2004, and may make further reductions if these actions are deemed necessary.

     Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if over time the Company continues to incur losses or does not raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm the Company's business, operating results, and financial condition.

(3)  Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     ----------------------------          --------------------------
                                        2004               2003             2004              2003
                                    ------------      -------------      ----------        -----------
Basic:
   Net income (loss)                $  (579,865)      $  (991,115)      $(1,137,427)      $(1,830,683)

Weighted average shares
   outstanding                        8,466,356         7,852,466         8,332,599         7,852,921
                                    -----------       -----------       -----------       -----------
Net income (loss) per share         $      (.07)      $      (.13)      $      (.14)      $      (.23)
                                    ===========       ===========       ===========       ===========

Diluted:
    Net income (loss)               $  (579,865)      $   (991,115)     $(1,137,427)      $(1,830,683)

Weighted average shares
   outstanding                        8,466,356          7,852,466        8,332,599         7,852,921

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                    --                --                --                --

Weighted average shares
   outstanding                        8,466,356         7,852,466         8,332,599         7,852,921
                                    -----------       -----------       -----------       -----------
Net income (loss) per share         $      (.07)      $      (.13)      $      (.14)      $      (.23)
                                    ===========       ===========       ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computations. Options to purchase 1,277,825 and 1,658,400 shares of common stock at June 30, 2004 and 2003, respectively, were outstanding but not included in the computations of diluted earnings per share for the three and six months ended June 30, 2004 and 2003, as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:               June 30, 2004         December 31, 2003
                                                        ------------------      -----------------
      Raw materials                                       $   1,931,972           $  1,754,850
      Work in process                                         1,069,753                639,425
      Finished goods                                          2,109,937              2,376,941
                                                             ----------             ----------
                                                          $   5,105,662           $  4,771,216

                                                             ==========             ==========

     During the three months ended June 30, 2004 and June 30, 2003 the Company recorded lower of cost or market write-downs of zero and $257,384, respectively, related to broadband and wireless inventory. During the six months ended June 30, 2004 and June 30, 2003, the Company recorded lower of cost or market write-downs of $0 and $495,099, respectively, related to broadband and wireless inventory.

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

     The components of comprehensive income (loss), net of tax, are as follows:

                                            Three Months Ended June 30,            Six Months Ended June 30,
                                            ---------------------------            -------------------------
                                              2004                2003                2004                2003
                                          ------------        ------------        ------------        ------------
 Net income (loss)                        $  (579,865)        $  (991,115)        $(1,137,427)        $(1,830,683)

 Foreign currency translation
   adjustment                                 (16,139)             33,326              96,057              19,803

 Net unrealized holding gain
   on investment securities                        --                  --                  --                  --
                                          -----------         -----------         -----------         -----------
Comprehensive income (loss)               $  (596,004)         $ (957,789)        $(1,041,370)        $(1,810,880)
                                          ===========         ===========         ===========         ===========

     At June 30, 2004 and December 31, 2003, Accumulated other comprehensive income (loss) as reported on the Company's balance sheet is comprised solely of foreign currency translation adjustments.

(6)  Long-Term Debt

     On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. As of June 30, 2004, our indebtedness was $5.2 million. This real estate was appraised on July 24, 2002 at $9.3 million and generally the real estate market in Boston has appreciated since then. The interest rate on the mortgage is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5% per annum. The interest rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. Zoom's interest rate was adjusted to 3.99% on January 10, 2004.

(7)  Commitments

     During the six month period ended June 30, 2004 there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ended December 31, 2003.

(8)  Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's United States and international net sales for the three and six months ended June 30, 2004 and 2003, respectively, were comprised as follows

                            Three Months             Three Months            Six Months              Six Months
                               Ended       % of         Ended       % of        Ended       % of       Ended       % of
                           June 30, 2004   Total    June 30, 2003   Total   June 30, 2004   Total  June 30, 2003   Total
                           -------------   -----    -------------   -----   -------------   -----  -------------   -----
United States              $ 3,840,234      47%     $ 4,317,123      57%    $ 7,617,444      48%   $ 8,897,555      59%
International-UK             1,915,023      24%       2,402,007      32%      4,384,336      28%     4,617,088      31%
Other International          2,336,213      29%         817,534      11%      3,881,295      24%     1,560,534      10%
                           -----------     ---      -----------     ---     -----------     ---    -----------     ---
Total                      $ 8,091,470     100%     $ 7,536,664     100%    $15,883,075     100%   $15,075,177     100%
                           ===========     ===      ===========     ===     ===========     ===    ===========     ===

(9)  Customer Concentrations

     Three customers accounted individually for more than 10% of total net sales in the second quarter and first six months of 2004, and collectively for approximately 44% of total net sales in the second quarter of 2004 and approximately 36% of total net sales in the first six months of 2004. One of the three customers is included in each of these geographic categories: Other International, the UK, and the United States. As disclosed in the Company's Form 10-Q for the first quarter of 2004, the Company's fourth largest customer in the first quarter of 2004, Best Buy, advised the Company in the first quarter of 2004 that they planned to discontinue the sale of the Company's dial-up modems around June 2004, coincident with their reduction of shelf space for the category and their introduction of a house brand modem. The Company's last volume shipments to Best Buy were in April, 2004. Total net sales to Best Buy in the second quarter of 2004 were $139,584, or 1.7% of net sales, and total net sales to Best Buy in the six months ended June 30, 2004 were $651,792, or 4.1% of net sales. Total net sales to Best Buy in the second quarter of 2003 were $970,134, or 12.9% of net sales, and total net sales to Best Buy in the six months ended June 30, 2003 were $2,163,118, or 14.3% of net sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

OVERVIEW

     Zoom primarily sells communication products, principally dial-up and ADSL modems, to retailers, distributors, Internet Service Providers (ISPs), and Original Equipment Manufacturers (OEMs). We sell our products to these customers through our direct sales force and through commissioned sales representatives. The majority of our employees work in Boston, Massachusetts, either in our corporate-owned headquarters or our leased production facility. We also have a sales and support office in the United Kingdom and a support center in Boca Raton, Florida.

     Historically most of Zoom's sales have resulted from the after-market sale of dial-up modems through retailers to end-users for use in the home or business. These end-user customers typically either wanted to add a modem to a computer that did not have a modem, needed to replace a defective modem, or wanted to upgrade to a modem with a higher speed or more advanced features. Since the vast majority of retail personal computers now come with 56K modems installed, and since 56K is the highest speed dial-up modem available, the upgrade market has steadily declined over the past few years. This decline, coupled with competition from broadband access devices like ADSL and cable modems and lower selling prices for dial-up modems, has resulted in a corresponding decline in Zoom's dial-up modem sales.

     As a vehicle for potential growth, Zoom has made significant investments in broadband and other technologies. The broadband market has grown rapidly over the past few years and is expected to continue to grow quickly. So far Zoom has been more successful in the ADSL modem market than in the cable modem market.

     Zoom's product philosophy emphasizes quality, reliability, and low cost. We therefore continually seek to optimize our product designs and lower our cost of goods through intelligent design, aggressive outsourcing, and the use of new technology. Most of our products use modem or other chipsets purchased from outside vendors. This allows us to take advantage of the extensive research and development capabilities and competitiveness of our chipset suppliers and reduces our development time and the associated costs and risks of bringing new products to market. As a result of this approach, Zoom is able to quickly develop new and innovative products while keeping its research and development expense relatively small as a percentage of sales.

     Zoom also out-sources most of its board-level manufacturing, allowing us to take advantage of the competitive worldwide market for contract manufacturing services. This contract manufacturing frees us from the capital equipment cost and the inflexibility, expense, and management burden associated with maintaining a dedicated workforce for electronics assembly operations. Packaging, testing and shipping are typically done at our Boston, Massachusetts manufacturing facility. This helps to reduce shipping costs from our contract assemblers and gives us the opportunity to monitor manufacturing quality and to efficiently customize products for our customers.

     In recent years Zoom has benefited from purchase discount programs with our major chipset suppliers. These agreements have resulted in reduced unit costs for our dial-up modems. From the first quarter of 2002 through the second quarter of 2004, we realized significant benefits to our Cost of Goods Sold as a result of these agreements. The benefit to Cost of Goods Sold from these purchase discount agreements will end in the fourth quarter of 2004. Zoom hopes to replace these agreements, but our ability to negotiate favorable terms will depend on a number of factors including our projected volumes, our ability to reach those volumes, and the competitive landscape in the chipset market. The failure to obtain new favorable discount programs could increase our Cost of Goods Sold and could have a significant adverse effect on the gross profit of our products that use chipsets covered by our previous agreements.

     In the first and second quarter of 2004 and the fourth quarter of 2003, respectively, our net sales for the quarter were up 3.4%, 7.4%, and 11.5% over the comparable quarter in the prior year. The main reason for these increases was the growth in ADSL modem sales, which more than offset our declining dial-up modem sales. While we remain optimistic about continued success in the ADSL modem area, our ADSL sales are currently concentrated with a small number of customers, so there is no predictable uniformity for our quarterly ADSL sales and our sales may fluctuate significantly. We are continuing our efforts to expand our ADSL customer base and to use our strength in ADSL to expand our ADSL product line and enter new markets later this year. One new product will incorporate "Voice over Internet Protocol" or "VoIP" capability into an ADSL modem. We also plan to introduce our own VoIP (Voice over Internet Protocol) telephone service called "Global Village(TM)" to offer free IP-to-IP phone service, low-cost calling to virtually anyone worldwide, and the option for home users of unlimited fixed price domestic calling.

     During the past few years, to conserve cash and manage our liquidity we implemented expense reductions, including reductions in employee headcount. Our employee headcount was 185 at December 31, 2002 which has been reduced to 155 at June 30, 2004. We will continue to assess our cost structure as it relates to our revenues and cash position in 2004, and may make further reductions if these actions are deemed necessary.

     Our cash and cash equivalents balance at June 30, 2004 was $10.6 million, up from $9.9 million at December 31, 2003. This improvement resulted primarily from cash received from the exercise of employee stock options, partially offset by a reduction of cash from operating activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following is a discussion of what we view as our more significant accounting policies and estimates. These policies and estimates are also described in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Where noted, material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we made different judgments or used different estimates.

     REVENUE (NET SALES) RECOGNITION. We currently sell hardware products to our customers. These products include dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. While we generally have not sold software or services, we plan to offer phone service to VoIP customers under our Global Village brand. We currently derive our net sales primarily from the sale of hardware products to four types of customers:

o    computer product retailers,
o    computer product distributors,
o    Internet Service Providers (ISPs), and
o    original equipment manufacturers (OEMs).

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

     Our net sales to computer products retailers are reduced by certain events that are characteristic of sales of hardware to computer products retailers. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction to net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

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

     Sales and Marketing Incentives. Many of our retail customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The percentages are taken from our customer contracts.

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

     Our bad-debt write-offs have not been significant during the last three years.

     INVENTORY VALUATION AND COST OF GOODS SOLD. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed. In the second half of 2000, when industry expectations were very high for expansion of the broadband and wireless markets, we purchased parts to support our aggressive forecast for a ramp-up of sales of cable modems, ADSL modems, and wireless networking products. The subsequent slow down in the industry resulted in a significant excess inventory position of materials. During 2001, the market selling prices for the broadband and wireless products declined significantly because of an industry-wide oversupply. Starting in 2001 and to a lesser extent in 2002 and 2003, the sales prices for some of the products dropped below our cost and, accordingly, we then valued our inventory on a "lower of cost or market" basis. Our valuation process is to compare our cost to the selling prices each quarter, less cost to sell or dispose, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis.

     In 2002 we entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under one of these arrangements, we committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We believe that at June 30, 2004, we are on track to meet the $8.0 million commitment in 2004. In connection with this arrangement, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact to our statement of operations has been calculated as a purchase discount over the estimated total number of components acquired through the approximate 30 month supply agreement and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangement are sold. This method of accounting has been consistent each year. The benefit to our statement of operations for the delayed recognition of the $3.0 million of no-charge components is expected to end in the fourth quarter of 2004.

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

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. In 2001, we recorded a $3.8 million income tax charge to reflect an additional increase in our deferred tax asset valuation allowance. Management's decision to record the valuation allowance was based on the uncertain recoverability of our deferred tax asset balance. In our first quarter ended March 31, 2002, we recorded an additional $2.0 million income tax charge and valuation reserve, which reduced our net deferred tax asset balance to zero. This additional reserve reflected our decision to discontinue our specific tax planning strategy to sell our headquarters building in Boston in light of the less favorable market conditions for the sale of such building. At June 30, 2004, we currently have a 100% valuation allowance against our deferred tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

Results of Operations

     SUMMARY. Net sales were $8.1 million for the second quarter ended June 30, 2004, up 7.4% from $7.5 million for the second quarter of 2003. We had a net loss of $0.6 million for the second quarter of 2004, compared to a net loss of $1.0 million for the second quarter of 2003. Loss per diluted share was $0.07 for the first quarter of 2004 compared to a loss per diluted share of $.13 for the first quarter of 2003. Net sales were $15.9 million for the six months ended June 30, 2004, up 5.4% from $15.1 million for the six months ended June 30, 2003. We had a net loss of $1.1 million for the six months ended June 30, 2004, compared to a net loss of $1.8 million for the six months ended June 30, 2003. Loss per diluted share for the six month period in 2004 was $.14 compared to a loss per diluted share of $.23 for the six month period in 2003.

     NET SALES. Our net sales were $8.1 million for the second quarter ended June 30, 2004, up 7.4% from $7.5 million for the second quarter of 2003. Net sales were $15.9 million for the six months ended June 30, 2004, up 5.4% from $15.1 million for the six months ended June 30, 2003. The increases for the first quarter and the first six months of 2004 were primarily due to increases in ADSL modem sales and positive currency translation impacts from converting sales transactions in Euros and British Pounds to US dollars, partially offset by the decline in dial-up modem sales. Dial-up modem sales declined due to a decrease of both dial-up modem unit sales and, to a lesser extent, declining dial-up modem average selling prices, primarily resulting from the continued decline of the dial-up modem after-market, due in part to the trend toward faster connection speeds and broadband access products. The increase in ADSL modem sales in the second quarter of 2004 represented our eleventh straight quarterly net sales increase in this product category.

     Our net sales in the United States declined from $4.3 million in the second quarter of 2003 to $3.8 million in the second quarter of 2004. Our net sales in the United States declined from $8.9 million in the first six months of 2003 to $7.6 million in the first six months of 2004. Our international net sales increased from $3.3 million in the second quarter of 2003 to $4.2 million in the second quarter of 2004. Our international net sales increased from $6.2 million in the first six months of 2003 to $8.3 million in the first six months of 2004. These changes reflect our declining sales of dial-up modems worldwide, our relatively strong ADSL sales in the international markets, and the positive currency impact on a significant portion of our international sales. The positive currency impact on our total net sales was $.2 million for the second quarter of 2004 compared to the second quarter of 2003, and $.5 million for the first six months of 2004 compared to the first six months of 2003. Three customers accounted individually for more than 10% of total net sales in the second quarter and first six months of 2004, and collectively for approximately 44% of total net sales in the second quarter of 2004 and approximately 36% of total net sales in the first six months of 2004. Our net sales and operating income could fluctuate significantly due to, among other things, approvals and delays in the deployment by service providers of ADSL and cable service in these countries, changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

     GROSS PROFIT. Our gross profit increased to $2.3 million for the second quarter of 2004 from $1.8 million for the second quarter of 2003. Our gross profit as a percentage of net sales improved to 27.8% for the second quarter of 2004 from 23.3% for the second quarter of 2003. Our gross profit increased to $4.6 million for the first six months of 2004 from $3.9 million for the first six months of 2003. Our gross profit as a percentage of net sales improved to 28.7% for the first six months of 2004 from 25.9% for the first six months of 2003. The improvement in gross profit percentage resulted primarily from lower retail price rebates and the favorable exchange rate impact on our international sales. We recorded a benefit to our gross profit as a result of discount purchase agreements for chipsets, which are expected to end in the fourth quarter of 2004. If we are unable to obtain new favorable discount programs, our costs for chipsets could increase and our gross profit could be adversely affected. In the second quarter of 2004, the chipset discounts contributed 2.1% of gross profit.

     OPERATING EXPENSE. Our operating expense increased by $0.1 million to $2.9 million or 35.8% of net sales for the second quarter of 2004 from $2.8 million or 37.3% of net sales for the second quarter of 2003. Our operating expense decreased by $.1 million to $5.8 million or 36.2% of net sales for six months ended June 30, 2004 from $5.9 million or 39.0% of net sales for the six months ended June 30, 2003.

     Selling Expense. Selling expense decreased approximately $.05 million to $1.2 million or 14.5% of net sales in the second quarter of 2004 from $1.2 million or 16.3% of net sales in the second quarter of 2003. Selling expense decreased $.2 million to $2.4 million or 15.1% of net sales in the first six months of 2004 from $2.6 million or 12.0% of net sales in the first six months of 2003. Selling expense was slightly lower primarily because of lower personnel costs resulting from employee headcount reductions, reduced commissions, and reduced product delivery expense.

     General and Administrative Expense. General and administrative expense increased $.2 million to $1.1 million or 13.1% of net sales in the second quarter of 2004 from $.8 million or 11.2% of net sales in the second quarter of 2003. General and administrative expense in the second quarter of 2004 included $.3 million ($250,000) of acquisition-related expense for an acquisition that was not consummated. General and administrative expense increased $.2 million to $2.0 million or 12.7% of net sales in the six months ended June 30, 2004 from $1.8 million or 12.0% of net sales in the six months ended June 30, 2003. General and administrative expense in the six months ended 2004 included $.3 million ($286,000) of the acquisition-related expense. General and administrative expense increased $.2 million in the quarter and the six month period due primarily to the acquisition-related expenses, partially offset by reduced depreciation and real estate expenses.

     Research and Development Expense. Research and development expense decreased $.1 million to $0.7 million or 8.2% of net sales in the second quarter of 2004 from $0.7 million or 9.9% of net sales in the second quarter of 2003. Research and development expense decreased $.2 million to $1.3 million or 8.5% of net sales in the first six months of 2004 from $1.5 million or 9.9% of net sales in the first six months of 2003. Research and development costs decreased primarily as a result of reduced personnel costs and product approval fees. Development and support continues on all of our major product lines, with particular emphasis on VoIP hardware, the Global Village phone service, ADSL modems, and dial-up modems.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net improved to a gain of $.07 million in the second quarter of 2004 compared to a gain of $.06 million in the second quarter of 2003, primarily due to higher rental income from leasing vacant space at our headquarters facility. Other income (expense), net decreased to a gain of $.06 million in the first six months of 2004 compared to a gain of $.15 million in the first six months of 2003, primarily due to increased losses realized on foreign currency exchange.

     INCOME TAX EXPENSE (BENEFIT). We did not record any income tax benefit in the three and six months ended June 30, 2004 or the three and six months ended June 30, 2003. The net deferred tax asset balance at June 30, 2004 is zero. This accounting treatment is described in further detail under the caption CRITICAL ACCOUNTING POLICIES AND ESTIMATES above.

Liquidity and Capital Resources

     On June 30, 2004 we had working capital of $16.2 million, including $10.6 million in cash and cash equivalents.

     In the six months ended June 30, 2004 operating activities used $.7 million in cash. Our net loss in the six months ended June 30, 2004 was $1.1 million. Adjustments to reconcile our net loss of $1.1 million to our net cash used in operating activities of $.7 million include favorable adjustments of $.7 million for our decrease of accounts receivable and $.2 million for depreciation and amortization. Unfavorable adjustments include our increase of inventory of $.3 million and our reduction of accounts payable and accrued expenses of $.2 million. Our accounts receivable balance decreased primarily due to faster collections of customer sales. Our inventory increased to support our increased ADSL sales.

     In the six months ended June 30, 2004, investing activities used $.1 million in cash for additions to our property, plant, and equipment.

     In the six months ended June 30, 2004 financing activities provided $1.5 million of cash, due primarily to receipt of $1.6 million cash from the exercise of employee stock options, partially offset by $.1 million in cash used for monthly principal payments of our $6.0 million mortgage.

     Currently we do not have a debt facility from which we can borrow. We are, however, currently reviewing a non-binding proposal from a lender for a one-year $2 million line of credit. There can be no assurance that we will accept such proposal or that the parties will be able to agree on definitive documentation.

     To conserve cash and manage our liquidity, we implemented expense reductions throughout 2002, 2003 and in the first six months of 2004. Our employee headcount was 185 at December 31, 2002 which has been reduced to 155 at June 30, 2004. We will continue to assess our cost structure as it relates to our revenues and cash position in 2004, and we may make further reductions if the actions are deemed necessary.

     Management believes we have sufficient resources to fund our planned operations over the next 12 months. However, if over time we continue to incur losses or do not raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During the six months ended June 30, 2004, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment, which they believe will become effective for fiscal years ending on or after December 15, 2004. We will continue to monitor their progress on the issuance of this standard and the impact it may have on our consolidated financial statements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of our dial-up, cable and ADSL modems and VoIP products; the anticipated development and timing and growth of new product introductions; the consolidation in and the decline of the dial-up modem market; the anticipated development of Zoom's markets and sales channels; the level of demand for Zoom's products; Zoom's ability to obtain debt or equity financing; the anticipated impact of Zoom's cost-cutting initiatives, and Zoom's financial condition or results of operations.

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

WE MAY CONTINUE TO INCUR NET LOSSES IF WE ARE UNABLE TO INCREASE SALES OF OUR BROADBAND MODEMS.

     Our net sales continue to decline primarily due to the decline in the dial-up modem market, decreases in average selling prices of dial-up modems, and the trend toward faster connection speeds and broadband access products. Despite numerous cost reductions over the last few years, we have continued to incur significant net losses primarily due to our continuous decline in net sales from dial-up modems. We believe that the future of our business is largely dependent on the success of our broadband modems and other products, such as our VoIP products and services which are expected to be released during 2004. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our net sales of our broadband modems and other products, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

TO STAY IN BUSINESS WE MAY REQUIRE FUTURE ADDITIONAL FUNDING WHICH WE MAY BE UNABLE TO OBTAIN ON FAVORABLE TERMS, IF AT ALL.

     Over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund an increase of our inventory should growth occur. We currently do not have a debt facility from which we can borrow and may not be able to obtain one on acceptable terms unless we have a change in circumstances. We currently have a non-binding proposal from a lender for a one-year $2 million line of credit. There can be no assurance, however, that we will accept such proposal or that the parties will be able to agree on a definitive agreement. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

OUR CUSTOMER BASE IS CONCENTRATED, AND THE RECENT LOSS OF A SIGNIFICANT CUSTOMER WILL REDUCE REVENUES AND THE PROFIT CONTRIBUTION OF OUR DIAL-UP MODEM BUSINESS.

     Three customers accounted individually for more than 10% of total net sales in the second quarter and first six months of 2004, and collectively for approximately 44% of total net sales in the second quarter of 2004 and approximately 36% of total net sales in the first six months of 2004. One of the three customers is included in each of our geographic categories: Other International, the UK, and the United States. Our fourth largest customer in the first quarter of 2004, Best Buy, discontinued the sales of our dial-up modems around June 2004. This action was taken to reduce the amount of Best Buy shelf space allocated to dial-up modems and to increase Best Buy's house-brand share of their modem category. In the first quarter of 2004, Best Buy accounted for 6.6% of our total net sales. In the second quarter of 2004, our net sales to Best Buy were reduced to approximately $140,000, or 1.7% of total net sales, and no further net sales are expected at this time. The loss of Best Buy as a customer has reduced net sales and negatively impacted our dial-up modem business. Sales of our ADSL modems are concentrated in a relatively few customers primarily in Turkey, the UK and other European countries. Our sales could fluctuate significantly due to, among other things, approvals and delays in the deployment by service providers of ADSL and cable service in these countries, changes in the political or economic conditions, or the loss, reduction of business or less favorable terms for any of our significant customers. The loss, reduction of business or less favorable terms of sale for any other of our significant customers, may further reduce revenues and negatively impact our business.

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

     With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the ADSL modem, VoIP, and cable modem markets. These markets have been challenging, with significant barriers to entry that have adversely affected our sales to these markets. Although some ADSL and cable modems are sold at retail, in most countries the high volume purchases of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers typically also have extensive and varied approval processes for modems to be approved for use on their network. These approvals can be expensive and time consuming. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

     Our sales of broadband products have been adversely affected by all of these factors. Sales of our broadband products in Turkey, the United States, the United Kingdom and other European countries have fluctuated and may continue to fluctuate due to approvals and delays in the deployment by service providers of cable and ADSL service in these countries. We cannot assure that we will be able to successfully penetrate these markets.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS INHERENT IN INTERNATIONAL ACTIVITIES.

     Our international sales continue to represent an increasingly significant portion of our sales. International sales have increased from 38% of net sales in 2001 to approximately 52% of our net sales in the second quarter of 2004. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

o    international   regulatory  and  communications   requirements  and  policy
     changes;
o    political and economic changes and disruptions;
o    pricing of Internet and voice services;
o    bundling of discounted or free equipment with services;
o    favoritism toward local suppliers;
o delays in the rollout of broadband services by cable and ADSL service providers;
o    local language and technical support requirements;
o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
o    difficulties in staffing and managing foreign operations;
o    governmental currency controls;
o    shipping costs;
o    currency exchange rate fluctuations; and
o    tariff regulations.

     We anticipate that our international sales will continue to account for a significant percentage of our net sales and, in particular, our net sales of ADSL products. If foreign markets for our current and future products develop more slowly than currently expected, our sales and our future results of operations may be harmed.

OUR EXISTING INDEBTEDNESS COULD MAKE IT MORE DIFFICULT FOR US TO OBTAIN ADDITIONAL FINANCING, WHICH COULD HARM OUR LIQUIDITY.

     In January 2001 we obtained a $6 million, 20 year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. As of June 30, 2004, our outstanding indebtedness was $5.2 million. This mortgage has a balloon payment due in January 2006. This real estate was appraised on July 24, 2002 at $9.3 million, and generally the real estate market in Boston has appreciated since then. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

OUR FAILURE TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY STANDARDS WOULD ADVERSELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS.

     The market for communications products and high-speed broadband access products is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. In the past some of our product developments and enhancements have taken longer than planned and have delayed the availability of our products, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND HARM OUR BUSINESS.

     In the past, we built up our inventory for our broadband access products in response to shortages of components for these products at the time. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory. Although we have since been able to reduce our inventory levels of broadband products as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory, our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase dial-up and broadband modem chipsets from Conexant Systems and Agere Systems. Integrated circuit product areas covered by one or both companies include dial-up modems, ADSL modems, cable modems, networking, routers, and gateways. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. The market for some components, including memory components, has recently experienced shortages, increased lead times, and higher prices. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

OUR FAILURE TO OBTAIN NEW CHIPSET PURCHASE PROGRAMS WITH CHIPSET SUPPLIERS COULD REDUCE OUR GROSS PROFIT.

     Our primary dial-up modem chipset purchase agreement, which includes price and other concessions for meeting minimum purchase requirements or commitments, is expected to expire in 2004. If we are unable to replace this agreement with an equally favorable chipset purchase agreement, our chipset costs could increase significantly and our gross profit could be adversely affected.

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

CHANGES IN CURRENT OR FUTURE LAWS OR GOVERNMENTAL REGULATIONS THAT NEGATIVELY IMPACT OUR PRODUCTS AND TECHNOLOGIES COULD HARM OUR BUSINESS.

     The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our U.S. customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past, we have encountered delays in the introduction of our products. as a result of government certifications and other certifications. We may face further delays if we are unable to comply with governmental regulations and other certifications. Delays caused by the time it takes to comply with regulatory requirements and other certifications may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business

FLUCTUATIONS IN THE FOREIGN CURRENCY EXCHANGE RATES IN RELATION TO THE U.S. DOLLAR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

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

     As of June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Zoom Technologies, Inc. held its Annual Meeting of Stockholders on June 18, 2004. At the meeting, the stockholders approved the re-election of the Board of Directors of Zoom Technologies, Inc.

                             Election of Directors:
                            -----------------------
    Nominee                  For               Against              Abstain
-----------------         ---------         -------------        -------------
Frank B. Manning          8,051,730               0                 32,892
Peter R. Kramer           8,082,831               0                 31,791
Bernard Furman            8,049,443               0                 35,179
J. Ronald Woods           8,051,631               0                 32,991
L. Lamont Gordon          8,049,348               0                 35,274

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

     On April 30, 2004, the Company furnished a Current Report on Form 8-K relating to its financial information for the quarter ended March 31, 2004, as presented in a press release dated April 30, 2004.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZOOM TECHNOLOGIES, INC.


Date: August 13, 2004     By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: August 13, 2004     By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

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