Form 10-Q
period 2004-09-30
ZOOM TECHNOLOGIES INC
filed 2004-11-12
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

                                       or

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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of November 3, 2004 was 8,883,466 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of September 30, 2004
                      and December 31, 2003 (unaudited)                     3

               Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
                      (unaudited)                                           4

               Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2004 and 2003
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

PART I - FINANCIAL INFORMATION


                                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                           Consolidated Balance Sheets
                                                   (unaudited)

                                                             September 30, 2004  December 31, 2003
                                                             ------------------  -----------------
   Assets

Current assets:
    Cash and cash equivalents                                   $  10,339,816    $   9,904,384
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $1,674,208 at
       September 30, 2004 and $1,790,205 at December 31, 2003       2,698,792        3,944,699
    Inventories                                                     5,369,610        4,771,216
    Prepaid expenses and other current assets                         358,068          434,694
                                                                   ----------       ----------
             Total current assets                                  18,766,286       19,054,993

    Property, plant and equipment, net                              2,733,422        2,918,985
                                                                   ----------       ----------
             Total assets                                       $  21,499,708    $  21,973,978
                                                                   ==========       ==========
   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                           $     230,891    $     223,833
    Accounts payable                                                1,770,176        2,172,028
    Accrued expenses                                                1,163,559        1,011,910
                                                                   ----------       ----------
             Total current liabilities                              3,164,626        3,407,771

 Long-term debt, less current portion                               4,926,368        5,095,986
                                                                   ----------       ----------
             Total liabilities                                      8,090,994        8,503,757
                                                                   ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000 shares;
    issued 8,882,041 shares and outstanding 8,873,641 shares
    at September 30, 2004 and issued 8,084,616 shares and
    outstanding 8,076,216 shares at December 31, 2003                  88,820           80,846
  Additional paid-in capital                                       30,513,478       28,500,421
  Retained earnings (accumulated deficit)                         (17,604,149)     (15,438,333)
  Accumulated other comprehensive income (loss)                       417,887          334,609
  Treasury stock, at cost                                              (7,322)          (7,322)
                                                                   ----------       ----------
             Total stockholders' equity                            13,408,714       13,470,221
                                                                   ----------       ----------
             Total liabilities and stockholders' equity         $  21,499,708    $  21,973,978
                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                                  ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ----------------------------    ---------------------------
                                                             2004            2003            2004          2003
                                                             ----            ----            ----          ----
Net sales                                               $  7,142,608    $  9,103,652    $ 23,025,683    $ 24,178,829
Costs of goods sold                                        5,645,772       6,145,972      16,966,396      17,316,554
                                                        ------------    ------------    ------------    ------------
            Gross profit                                   1,496,836       2,957,680       6,059,287       6,862,275

Operating expenses:
         Selling                                           1,114,928       1,376,364       3,511,959       3,965,098
         General and administrative                          780,681         611,753       2,797,396       2,412,588
         Research and development                            721,942         659,806       2,065,603       2,154,979
                                                        ------------    ------------    ------------    ------------
            Total operating expenses                       2,617,551       2,647,923       8,374,958       8,532,665
                                                        ------------    ------------    ------------    ------------
            Operating income (loss)                       (1,120,715)        309,757      (2,315,671)     (1,670,390)

Other income (expense):
            Interest income                                   40,241          17,017          89,848          61,601
            Interest (expense)                               (52,950)        (52,672)       (159,109)       (147,936)
            Other, net                                       105,035         131,941         219,116         332,085
                                                        ------------    ------------    ------------    ------------
            Total other income (expense), net                 92,326          96,286         149,855         245,750
                                                        ------------    ------------    ------------    ------------
            Income (loss) before income tax
                   expense                                (1,028,389)        406,043      (2,165,816)     (1,424,640)

Income tax expense (benefit)                                       -               -               -               -
                                                        ------------    ------------    ------------    ------------
            Net income (loss)                           $ (1,028,389)   $    406,043    $ (2,165,816)   $( 1,424,640)
                                                        ============    ============    ============    ============
Earnings (loss) per common share:
                        Basic                           $       (.12)   $        .05    $       (.26)   $       (.18)
                                                        ============    ============    ============    ============
                        Diluted                         $       (.12)   $        .05    $       (.26)   $       (.18)
                                                        ============    ============    ============    ============

Weighted average common and common equivalent shares:
                        Basic                              8,791,016       7,857,117       8,486,167       7,854,315
                                                        ============    ============    ============    ============
                        Diluted                            8,791,016       8,081,312       8,486,167       7,854,315
                                                        ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      2004               2003
                                                                --------------      --------------
Cash flows from operating activities:
    Net income (loss)                                           $  (2,165,816)      $  (1,424,640)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Non-operating gain on refund of deposit                              -              (40,237)
      Depreciation and amortization                                   330,794             492,451
      Changes in operating assets and liabilities:
        Accounts receivable, net                                    1,331,756            (636,410)
        Inventories                                                  (598,394)          2,983,434
        Prepaid expenses and other assets                              76,626             464,355
        Accounts payable and accrued expenses                        (250,203)           (578,329)
                                                                   ----------           ---------
           Net cash provided by (used in) operating activities     (1,275,237)          1,260,624
                                                                   ----------           ---------
Cash flows from investing activities:
Additions to property, plant and equipment                           (145,231)            (24,670)
                                                                   ----------           ---------
           Net cash provided by (used in) investing activities       (145,231)            (24,670)
                                                                   ----------           ---------
Cash flows from financing activities:
    Principal payments on long-term debt                             (162,560)           (158,893)
    Proceeds from exercise of stock options                         2,021,031              75,717
    Purchase of Treasury stock                                              -              (5,126)
                                                                   ----------           ---------
Net cash provided by (used in) financing activities                 1,858,471             (88,302)
                                                                   ----------           ---------
Effect of exchange rate changes on cash and cash equivalents           (2,571)                910
                                                                   ----------           ---------
Net increase (decrease) in cash and cash equivalents                  435,432           1,148,562

Cash and cash equivalents  - beginning of period                    9,904,384           7,612,274
                                                                   ----------           ---------
Cash and cash equivalents - end of period                       $  10,339,816       $   8,760,836
                                                                   ==========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $     159,109       $     163,978
                                                                    =========           =========
    Income taxes                                                $           -       $           -
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

     The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                     (UNAUDITED)                  (UNAUDITED)
                                            ---------------------------    ---------------------------
                                                 2004           2003           2004           2003
                                            ------------    -----------    ------------    -----------
Net income (loss), as reported.........     $(1,028,389)    $   406,043    $(2,165,816)   $(1,424,640)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
 net of related tax effects............        (139,829)        (43,069)      (486,421)      (265,873)
                                            ------------    ------------   ------------   ------------
Pro forma net income (loss)............     $(1,168,218)    $   362,974    $(2,652,237)   $(1,690,513)
                                            ============    ============   ============   ============
Earnings (loss) per share:
Basic and diluted - as reported........     $      (.12)    $      0.05    $     (0.26)   $     (0.18)
Basic and diluted - pro forma..........     $      (.13)    $      0.05    $     (0.31)   $     (0.22)

(c) RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment, which they believe will become effective for awards that are granted in interim or annual periods beginning after June 15, 2004. The Company will continue to monitor the progress on the issuance of this standard and the impact it may have on the Company's consolidated financial statements.

(2)  Liquidity

     On December 31, 2003 Zoom had cash and cash equivalents of approximately $9.9 million. On September 30, 2004 Zoom had cash and cash equivalents of approximately $10.3 million. Currently the Company does not have a debt facility from which it can borrow. The Company is currently reviewing a non-binding proposal from a lender for a one-year $2 million line of credit. Should Zoom decide to proceed with this facility, it cannot assure that the debt facility will ultimately be available on terms acceptable to the Company, if at all, or that the parties will be able to agree on definitive documentation.

     To conserve cash and manage its liquidity, the Company implemented expense reductions throughout the past three years. The employee headcount was 185 at December 31, 2002, 159 at December 31, 2003 and 155 at September 30, 2004. The Company intends to continue to assess its cost structure as it relates to its revenues and cash position in 2004 and thereafter, and may make further reductions if these actions are deemed necessary.

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

(3)  Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:

                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                    --------------------------------    -------------------------------
                                        2004               2003             2004              2003
                                    ------------      -------------      ----------        -----------
Basic:
   Net income (loss)                $(1,028,389)      $   406,043       $(2,165,816)      $(1,424,640)

Weighted average shares
   outstanding                        8,791,016         7,857,117         8,486,167         7,854,315
                                    -----------       -----------       -----------       -----------
Net earnings (loss) per share       $      (.12)      $       .05       $      (.26)      $      (.18)
                                    ===========       ===========       ===========       ===========
Diluted:
Net income (loss)                   $(1,028,389)      $   406,043       $(2,165,816)      $(1,424,640)

Weighted average shares
   outstanding                        8,791,016         7,857,117         8,486,167         7,854,315

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                    --             224,195              --                --

Weighted average shares
   outstanding                        8,791,016         8,081,312         8,486,167         7,854,315
                                    -----------       -----------       -----------       -----------
Net earnings (loss) per share       $      (.12)      $       .05       $      (.26)      $      (.18)
                                    ===========       ===========       ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computations. Options to purchase 1,054,050 and 1,478,600 shares of common stock at September 30, 2004 and 2003, respectively, were outstanding but not included in the computations of diluted earnings per share for the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2003, as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:             September 30, 2004      December 31, 2003
                                                        ------------------      -----------------
      Raw materials                                       $   2,370,156           $  1,754,850
      Work in process                                         1,493,648                639,425
      Finished goods                                          1,505,806              2,376,941
                                                             ----------             ----------
                                                          $   5,369,610           $  4,771,216
                                                             ==========             ==========

     During the three months ended September 30, 2004 and September 30, 2003 the Company recorded no lower of cost or market write-downs related to broadband and wireless inventory. During the nine months ended September 30, 2004 and September 30, 2003, the Company recorded lower of cost or market write-downs of $0 and $495,099, respectively, related to broadband and wireless inventory.

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

     The components of comprehensive income (loss), net of tax, are as follows:

                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                          --------------------------------        -------------------------------
                                              2004                2003                2004                2003
                                          ------------        ------------        ------------        ------------
 Net income (loss)                        $(1,028,389)        $   406,043         $(2,165,816)        $(1,424,640)

 Foreign currency translation
   adjustment                                 (12,779)             90,724              83,278             110,527
                                          -----------         -----------         -----------         -----------
Comprehensive income (loss)               $(1,041,168)        $   496,767         $(2,082,538)        $(1,314,113)
                                          ===========         ===========         ===========         ===========

     At  September   30,  2004  and  December   31,  2003,   Accumulated   other
comprehensive income (loss) as reported on the Company's balance sheet is comprised solely of foreign currency translation adjustments.

(6)  Long-Term Debt

     On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon payment due January 10, 2006. As of September 30, 2004, our indebtedness was $5.2 million. This real estate was appraised on July 24, 2002 at $9.3 million and generally the real estate market in Boston has remained relatively flat. The interest rate on the mortgage is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5% per annum. The interest rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. Zoom's interest rate was adjusted to 3.99% on January 10, 2004.

(7)  Commitments

     During the nine month period ended September 30, 2004 there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ended December 31, 2003.

(8)  Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's United States and international net sales for the three and nine months ended September 30, 2004 and 2003, respectively, were comprised as follows:

                            Three Months             Three Months            Nine Months            Nine Months
                               Ended       % of         Ended       % of        Ended       % of       Ended       % of
                           Sept 30, 2004   Total    Sept 30, 2003   Total   Sept 30, 2004   Total  Sept 30, 2003   Total
                           -------------   -----    -------------   -----   -------------   -----  -------------   -----
United States              $ 3,321,564      46%     $ 5,526,123      61%    $10,938,878      48%   $14,423,455      60%
International-UK             1,835,555      26%       2,805,007      31%      6,219,888      27%     7,415,266      30%
Other International          1,985,489      28%         772,522       8%      5,866,917      25%     2,340,108      10%
                           -----------     ----     -----------     ----    -----------     ----   -----------     ----
Total                      $ 7,142,608     100%     $ 9,103,652     100%    $23,025,683     100%   $24,178,829     100%
                           ===========     ====     ===========     ====    ===========     ====   ===========     ====

(9)  Customer Concentrations

     Three customers accounted individually for more than 10% of net sales in the first nine months of 2004 and collectively for approximately 36% of net sales in the first nine months of 2004. In the third quarter of 2004, these same three customers accounted for approximately 34% of net sales. Of the three customers that accounted individually for more than 10% of net sales, one is included in each of these Footnote (8) geographic categories: Other International, the UK, and the United States. Our net sales and operating income could fluctuate significantly due to, among other things, new product introductions, old product phase-outs, approvals and delays in the deployment by service providers of ADSL and cable service in these countries, changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

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

     Zoom also outsources most of its board-level manufacturing, allowing us to take advantage of the competitive worldwide market for contract manufacturing services. This contract manufacturing frees us from the capital equipment cost and the inflexibility, expense, and management burden associated with maintaining a dedicated workforce for electronics assembly operations. Packaging, testing and shipping are typically done at our Boston, Massachusetts manufacturing facility. This helps to reduce shipping costs from our contract assemblers and gives us the opportunity to monitor manufacturing quality and to efficiently customize products for our customers.

     In recent years Zoom has benefited from purchase discount programs with our major chipset suppliers. These agreements have resulted in reduced unit costs for our dial-up modems. From the first quarter of 2002 through the third quarter of 2004, we realized significant benefits to our Cost of Goods Sold as a result of these agreements. The benefit to Cost of Goods Sold from these purchase discount agreements will end in the fourth quarter of 2004. Zoom hopes to replace these agreements, but our ability to negotiate favorable terms will depend on a number of factors including our projected volumes, our ability to reach those volumes, and the competitive landscape in the chipset market. The failure to obtain new favorable discount programs could increase our Cost of Goods Sold and could have a significant adverse effect on the gross profit of our products that use chipsets covered by our previous agreements.

     Our net sales for the third quarter of 2004 declined 21.5% from the third quarter of 2003. Our net sales for the first and second quarters of 2004 increased 3.4% and 7.4% from the first and second quarters of 2003, respectively. In all three quarters our ADSL modem sales increased as compared to the previous year's corresponding quarter, and our dial-up modem sales declined. While we remain optimistic about continued success in the ADSL modem area, our ADSL sales are currently concentrated with a small number of customers, so there is no predictable uniformity for our quarterly ADSL sales and our sales may fluctuate significantly. We are continuing our efforts to expand our ADSL customer base and to use our strength in ADSL to expand our ADSL product line and enter new markets. Late in the third quarter of 2004 we introduced a new product which incorporates "Voice over Internet Protocol" or "VoIP" capability into an ADSL modem. We also introduced our own VoIP (Voice over Internet Protocol) telephone service called "Global Village(TM)" to offer free IP-to-IP phone service, low-cost calling to virtually anyone worldwide, and the option for home users of unlimited fixed price domestic calling.

     During the past few years, to conserve cash and manage our liquidity we implemented expense reductions, including reductions in employee headcount. Our employee headcount was 185 at December 31, 2002 which was reduced to 159 at December 31, 2003 and 155 at September 30, 2004. We intend to continue to assess our cost structure as it relates to our revenues and cash position in 2004, and may make further reductions if these actions are deemed necessary.

     Our cash and cash equivalents balance at September 30, 2004 was $10.3 million, up from $9.9 million at December 31, 2003. This improvement resulted primarily from cash received from the exercise of employee stock options, partially offset by a reduction of cash from operating activities.

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

     REVENUE (NET SALES) RECOGNITION. We currently sell hardware products to our customers. These products include dial-up modems, embedded modems, cable modems, PC cameras, ISDN and ADSL modems, telephone dialers, and wireless and wired networking equipment. While we generally have not sold software or services, we now offer phone service to VoIP customers under our Global Village brand. We currently derive our net sales primarily from the sale of hardware products to four types of customers:

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

     Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. In the third quarter of 2004, we recorded a price protection charge against sales in the UK of $.25 million, primarily the result of price reductions on dial-up modems.

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

     In 2002 we entered into supply arrangements with suppliers of some components that include price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under one of these arrangements, we committed to purchase approximately $8.0 million of components over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. We believe that at September 30, 2004, we are on track to meet the $8.0 million commitment in 2004. In connection with this arrangement, we became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. We received $1.2 million of these no-charge components in the fourth quarter of 2001. We received the remainder of the no-charge components in the first quarter of 2002. The favorable impact to our statement of operations has been calculated as a purchase discount over the estimated total number of components acquired through the approximate 30 month supply agreement and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangement are sold. This method of accounting has been consistent each year. The benefit to our statement of operations for the delayed recognition of the $3.0 million of no-charge components is expected to end in the fourth quarter of 2004.

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

     Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. At September 30, 2004, we currently have a 100% valuation allowance against our deferred tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

     VALUATION OF INVESTMENT IN AFFILIATES. We have a minority interest in a privately held software development company, which we have been accounting for under the equity method of accounting. Under the equity method of accounting, our investment is increased or decreased, not below zero, based upon our proportionate share of the net earnings or losses of the investee company. We made our original investment in 1999, at the time of the company's formation, and have subsequently made additional investments which have maintained our 30% ownership interest. As a result of the losses incurred by the investee subsequent to our investments, our investment balance was reduced to zero during 2002. We discontinued applying the equity method when the investment was reduced to zero and did not provide for additional losses, as we have not guaranteed obligations of the investee and are not committed to provide further financial support. The investee has recently reported to us that it is beginning to achieve profitability and that its prospects have been improving in recent months. We have requested that management of the investee provide us with audited financial statements in the near term to allow us to verify this financial information. If the investee reports net income in future periods, we will resume applying the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Results of Operations

     SUMMARY. Net sales were $7.1 million for the third quarter ended September 30, 2004, down 21.5% from $9.1 million for the third quarter of 2003. We had a net loss of $1.0 million for the third quarter of 2004, compared to net income of $.4 million for the third quarter of 2003. Loss per diluted share was $0.12 for the third quarter of 2004 compared to net income per diluted share of $.05 for the third quarter of 2003. Net sales were $23.0 million for the nine months ended September 30, 2004, down 4.8% from $24.2 million for the nine months ended September 30, 2003. We had a net loss of $2.2 million for the nine months ended September 30, 2004, compared to a net loss of $1.4 million for the nine months ended September 30, 2003. Loss per diluted share for the nine month period in 2004 was $.26 compared to a loss per diluted share of $.18 for the nine month period in 2003.

     NET SALES. Our net sales were $7.1 million for the third quarter ended September 30, 2004, down 21.5% from $9.1 million for the third quarter of 2003. Net sales were $23.0 million for the nine months ended September 30, 2004, down 4.8% from $24.2 million for the nine months ended September 30, 2003. The $2.0 million net sales decrease for the third quarter of 2004 from the third quarter of 2003 was primarily due to a $2.9 million decrease in dial-up modem sales, a $.4 million decrease in cable modem and other product sales, and a $1.3 million increase in ADSL modem sales. The $1.2 million net sales decrease for the first nine months of 2004 from the first nine months of 2003 was primarily due to a decrease in dial-up modem sales of $5.3 million, a decrease of cable modem and other product sales of $1.1 million, and an increase of $5.2 million in ADSL modem sales. Dial-up modem sales declined due to a decrease of both dial-up modem unit sales and, to a lesser extent, declining dial-up modem average selling prices. Dial-up modem unit sales declined primarily as a result of the loss of a major retail customer, Best Buy, and the continued decline of the dial-up modem after-market, due in part to the trend toward faster connection speeds and broadband access products. The increase in ADSL modem sales was primarily due to an increase in unit sales in international markets, which was partially offset in the period by lower selling prices as a result of competitive pressures.

     Our net sales in the United States declined from $5.5 million in the third quarter of 2003 to $3.3 million in the third quarter of 2004. Our net sales in the United States declined from $14.4 million in the first nine months of 2003 to $10.9 million in the first nine months of 2004. Our international net sales increased from $3.6 million in the third quarter of 2003 to $3.8 million in the third quarter of 2004. Our international net sales increased from $9.8 million in the first nine months of 2003 to $12.1 million in the first nine months of 2004. These changes reflect our declining sales of dial-up modems worldwide, our relatively strong ADSL sales in the international markets, and the positive currency impact on a significant portion of our international sales. The positive currency impact on our net sales was $.2 million for the third quarter of 2004 as measured against the third quarter of 2003, and $.7 million for the first nine months of 2004 as measured against the first nine months of 2003.

     Three customers accounted individually for more than 10% of net sales in the first nine months of 2004 and collectively for approximately 36% of total net sales in the first nine months of 2004. In the third quarter of 2004, these same three customers accounted for approximately 34% of net sales. Of the three customers that accounted individually for more than 10% of net sales, one is included in each of these Footnote (8) geographic categories: Other International, the UK, and the United States. Our net sales and operating income could fluctuate significantly due to, among other things, approvals and delays in the deployment by service providers of ADSL and cable service in these countries, changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

     GROSS PROFIT. Our gross profit decreased to $1.5 million for the third quarter of 2004 from $3.0 million for the third quarter of 2003. Our gross profit as a percentage of net sales was 21.0% for the third quarter of 2004 compared to 32.5% for the third quarter of 2003. Our gross profit decreased to $6.1 million for the first nine months of 2004 from $6.9 million for the first nine months of 2003. Our gross profit as a percentage of net sales reduced to 26.3% for the first nine months of 2004 from 28.4% for the first nine months of 2003. The decline in gross profit as a percentage of net sales in the third quarter of 2004 compared to the third quarter of 2003 resulted primarily from lower sales, a product mix shift away from dial-up modems, our highest margin product category, the negative effect of fixed manufacturing costs spread over lower sales, and a $.3 million price protection credit in the UK due to the lowering of selling prices in some channels. The decline in gross profit as a percentage of net sales in the first nine months of 2004 compared to the first nine months of 2003 resulted primarily from lower sales, a product mix shift away from dial-up modems, our highest margin product category, and a decline in ADSL margins due to competitive pressure on our selling prices. In the three months and nine months of both 2004 and 2003 we recorded a benefit to our gross profit as a result of discount purchase agreements for chipsets, which will end in the fourth quarter of 2004. If we are unable to obtain new favorable discount programs, our costs for chipsets could increase and our gross profit could be adversely affected. In both the three months and the first nine months of 2004, the chipset discounts contributed 3.5 percentage points of gross profit.

     OPERATING EXPENSE. Our operating expense remained approximately level at $2.6 million for the third quarter of 2004 compared to the third quarter of 2003. As a percentage of net sales, our operating expense increased to 36.6% in the third quarter of 2004 from 29.1% in the third quarter of 2003. Our operating expense decreased by $.1 million to $8.4 million or 36.4% of net sales for nine months ended September 30, 2004 from $8.5 million or 35.3% of net sales for the nine months ended September 30, 2003.

     Selling Expense. Selling expense decreased approximately $.3 million to $1.1 million or 15.6% of net sales in the third quarter of 2004 from $1.4 million or 15.1% of net sales in the third quarter of 2003. Selling expense decreased $.5 million to $3.5 million or 15.3% of net sales in the first nine months of 2004 from $4.0 million or 16.4% of net sales in the first nine months of 2003. Selling expense was lower in both the quarter and the nine month period primarily because of lower sales which resulted in lower commissions, product delivery expense, and marketing expense. Selling headcount and salaries were also lower.

     General and Administrative Expense. General and administrative expense increased $.2 million to $.8 million or 10.9% of net sales in the third quarter of 2004 from $.6 million or 6.7% of net sales in the third quarter of 2003. General and administrative expense increased $.4 million to $2.8 million or 12.1% of net sales in the nine months ended September 30, 2004 from $2.4 million or 10.0% of net sales in the nine months ended September 30, 2003. General and administrative expense increased $.2 million in the quarter primarily due to recoveries of bad debts in the third quarter of 2003 which reduced the Q3 2003 General and Administrative expense by $.1 million. For the nine month period, the increase of $.4 million was due primarily to $.3 million ($286,000) of acquisition-related expense for an acquisition that was not consummated and the 2003 bad debt reversals, partially offset by reduced depreciation and insurance expense.

     Research and Development Expense. Research and development expense increased slightly, less than $.1 million to $0.7 million or 10.1% of net sales in the third quarter of 2004 from $0.7 million or 7.2% of net sales in the third quarter of 2003. Research and development expense decreased $.1 million to $2.1 million or 9.0% of net sales in the first nine months of 2004 from $2.2 million or 8.9% of net sales in the first nine months of 2003. Research and development costs increased in the third quarter primarily as a result of increased headcount and related personnel costs. Research and development costs decreased in the first nine months primarily as a result of decreased costs for regulatory approvals. Development and support continues on all of our major product lines, with particular emphasis on VoIP hardware, the Global Village phone service, ADSL modems, and dial-up modems.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net was relatively unchanged with income of $.09 million in the third quarter of 2004 and 2003. Other income (expense), net decreased to income of $.15 million in the first nine months of 2004 compared to income of $.25 million in the first nine months of 2003, primarily due to increased losses realized on foreign currency exchange and a one-time gain on the sale of an internet domain name in the prior year period.

     INCOME TAX EXPENSE (BENEFIT). We did not record any income tax benefit in the three and nine months ended September 30, 2004 or the three and nine months ended September 30, 2003. The net deferred tax asset balance at September 30, 2004 is zero. This accounting treatment is described in further detail under the caption CRITICAL ACCOUNTING POLICIES AND ESTIMATES above.

Liquidity and Capital Resources

     On September 30, 2004 we had working capital of $15.6 million, including $10.3 million in cash and cash equivalents.

     In the nine months ended September 30, 2004 operating activities used $1.3 million in cash. Our net loss in the nine months ended September 30, 2004 was $2.2 million. Adjustments to reconcile our net loss of $2.2 million to our net cash used in operating activities of $1.3 million include favorable adjustments of $1.3 million for our decrease of accounts receivable, $.3 million for depreciation and amortization, and $.1 million for our decrease of prepaid expense. Unfavorable adjustments include our increase of inventory of $0.6 million and our reduction of accounts payable and accrued expenses of $.3 million. Our accounts receivable balance decreased primarily due to reduced sales and faster collections of sales. Our inventory increased primarily to support our increased ADSL sales.

     In the nine months ended September 30, 2004, investing activities used $.1 million in cash for additions to our property, plant, and equipment.

     In the nine months ended September 30, 2004 financing activities provided $1.9 million of cash, due primarily to receipt of $2.0 million cash from the exercise of employee stock options, partially offset by $.2 million in cash used for monthly principal payments of our $6.0 million mortgage.

     Currently we do not have a debt facility from which we can borrow. We are, however, currently reviewing a non-binding proposal from a lender for a one-year $2 million line of credit. Should we decide to proceed with this facility, we cannot be assured that the debt facility will ultimately be available on terms acceptable to us, if at all, or that the parties will be able to agree on definitive documentation.

     To conserve cash and manage our liquidity, we implemented certain expense reductions throughout the past three years. Our employee headcount was 185 at December 31, 2002 which has been reduced to 159 at December 31, 2003 and 155 at September 30, 2004. We intend to continue to assess our cost structure as it relates to our revenues and cash position in 2004, and we may make further reductions if the actions are deemed necessary.

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

Commitments

     During the nine months ended September 30, 2004, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2004, the FASB indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to an exposure draft they have published for comment, which they believe will become effective for awards that are granted in interim or annual periods beginning after June 15, 2005. We will continue to monitor their progress on the issuance of this standard and the impact it may have on our consolidated financial statements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of our dial-up, cable and ADSL modems and VoIP products; the anticipated development and timing and growth of new product introductions; the consolidation in and the decline of the dial-up modem market; the anticipated development of Zoom's markets and sales channels; the level of demand for Zoom's products; Zoom's ability to obtain debt or equity financing; the anticipated impact of Zoom's cost-cutting initiatives; and Zoom's financial condition or results of operations.

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

WE MAY CONTINUE TO INCUR NET LOSSES IF WE ARE UNABLE TO INCREASE SALES OF OUR BROADBAND MODEMS.

     Our net sales continue to decline primarily due to the decline in the dial-up modem market, decreases in average selling prices of dial-up modems, and the trend toward faster connection speeds and broadband access products. Despite numerous cost reductions over the last few years, we have continued to incur significant net losses primarily due to our continuous decline in net sales from dial-up modems. We believe that the future of our business is largely dependent on the success of our broadband modems and other products, such as our VoIP products and services the first of which was released in Q3 2004 and an additional product is expected to be released in Q4 2004. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our net sales of our broadband modems and other products, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

TO STAY IN BUSINESS WE MAY REQUIRE FUTURE ADDITIONAL FUNDING WHICH WE MAY BE UNABLE TO OBTAIN ON ACCEPTABLE TERMS, IF AT ALL.

     Over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund an increase of our inventory should growth occur. We currently do not have a debt facility from which we can borrow and may not be able to obtain one on acceptable terms unless we have a change in circumstances. We currently have a non-binding proposal from a lender for a one-year $2 million line of credit. Should we decide to proceed with this facility, we cannot be assured that the debt facility will ultimately be available on terms acceptable to us, if at all, or that the parties will be able to agree on definitive documentation. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

OUR CUSTOMER BASE IS CONCENTRATED, AND THE RECENT LOSS OF A SIGNIFICANT CUSTOMER WILL REDUCE REVENUES AND THE PROFIT CONTRIBUTION OF OUR DIAL-UP MODEM BUSINESS.

     Three customers accounted individually for more than 10% of net sales in the first nine months of 2004 and collectively for approximately 36% of total net sales in the first nine months of 2004. In the third quarter of 2004, these same three customers accounted for approximately 34% of net sales. Our fourth largest customer in the first quarter of 2004, Best Buy, discontinued the sales of our dial-up modems around June 2004. This action was taken to reduce the amount of Best Buy shelf space allocated to dial-up modems and to increase Best Buy's house-brand share of their modem category. In the first quarter of 2004, Best Buy accounted for 6.6% of our total net sales. In the second quarter of 2004, our net sales to Best Buy were reduced to approximately $140,000, or 1.7% of net sales, and no further net sales are expected at this time. The loss of Best Buy as a customer has reduced net sales and negatively impacted our dial-up modem business. Sales of our ADSL modems are concentrated in a relatively few customers primarily in Turkey, the UK and other European countries. Our sales could fluctuate significantly due to, among other things, approvals and delays in the deployment by service providers of ADSL and cable service in these countries, changes in the political or economic conditions, or the loss, reduction of business or less favorable terms for any of our significant customers. The loss, reduction of business or less favorable terms of sale for any other of our significant customers, may further reduce revenues and negatively impact our business.

OUR NET SALES AND OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF A DECLINE IN AVERAGE SELLING PRICES AND BECAUSE OF THE DECLINE IN THE RETAIL MARKET FOR DIAL-UP MODEMS.

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

     Our sales of broadband products have been adversely affected by all of these factors. Sales of our broadband products in Turkey, the United States, the United Kingdom and other European countries have fluctuated and may continue to fluctuate due to approvals and delays in the deployment by service providers of cable and ADSL service in these countries. We cannot assure that we will be able to successfully maintain or grow our sales in these markets.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS INHERENT IN INTERNATIONAL ACTIVITIES.

     Our international sales continue to represent an increasingly significant portion of our sales. International sales have increased from 38% of net sales in 2001 to approximately 54% of our net sales in the third quarter of 2004. Currently our operations are significantly dependent on our international operations, and may be materially and adversely affected by many factors including:

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

OUR EXISTING INDEBTEDNESS COULD MAKE IT MORE DIFFICULT FOR US TO OBTAIN ADDITIONAL FINANCING, WHICH COULD HARM OUR LIQUIDITY.

     In January 2001 we obtained a 5 year, $6 million, 20 year direct reduction mortgage from a bank, secured by our owned real estate in Boston, Massachusetts. As of September 30, 2004, our outstanding indebtedness was $5.2 million. This mortgage has a balloon payment due in January 2006. This real estate was appraised on July 24, 2002 at $9.3 million, and generally the real estate market in Boston has remained relatively flat. Our outstanding indebtedness could adversely affect our ability to obtain additional financing for working capital, acquisitions, or other purposes. Our existing indebtedness could also make us more vulnerable to economic downturns and competitive pressures, make it more difficult to obtain additional debt financing, and adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to meet our requirements with respect to our outstanding debt. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing in order to stay in business.

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

OUR OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF PRICE PROTECTION PROGRAMS.

     Our operating results have been adversely affected by reductions in average selling prices because of credits given to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. In the third quarter of 2004, we gave a $.3 million price protection credit in the UK due to the lowering of selling prices in some channels. If the amount of credits we give to our customers increases by a material amount, our operating results could be adversely affected.

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND HARM OUR BUSINESS.

     In the past, we built up our inventory for our broadband access products in response to shortages of components for these products at the time. We have also had difficulty in generating significant orders for some of our products, particularly broadband products, and as a result, we experienced a significant increase in our inventory. Although we have been able to reduce our inventory levels of broadband products as a result of sales, raw material returns to suppliers, and the write-down of value of some of our inventory, our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

CHANGES IN CURRENT OR FUTURE LAWS OR GOVERNMENTAL REGULATIONS THAT NEGATIVELY IMPACT OUR PRODUCTS AND TECHNOLOGIES COULD HARM OUR BUSINESS.

     The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our U.S. customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past, we have encountered delays in the introduction of our products, as a result of government certifications and other certifications. We may face further delays if we are unable to comply with governmental regulations and other certifications. Delays caused by the time it takes to comply with regulatory requirements and other certifications may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business

FLUCTUATIONS IN THE FOREIGN CURRENCY EXCHANGE RATES IN RELATION TO THE U.S. DOLLAR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

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

     As of September 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

     10.1 International Distributor Agreement.

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

     On October 27, 2004, the Company furnished a Current Report on Form 8-K relating to its financial information for the quarter ended September 30, 2004, as presented in a press release dated October 27, 2004.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZOOM TECHNOLOGIES, INC.


Date: November 12, 2004     By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: November 12, 2004     By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.     Description

       10.1         International Distributor Agreement.

       31.1         CEO Certification  Pursuant to Section 302 of the  Sarbanes-
                      Oxley Act of 2002.

       31.2         CFO Certification  Pursuant to Section 302 of the  Sarbanes-
                      Oxley Act of 2002.

       32.1         CEO Certification  Pursuant to Section 906 of the  Sarbanes-
                      Oxley Act of 2002.

       32.2         CFO Certification  Pursuant to Section 906 of the  Sarbanes-
                      Oxley Act of 2002.