Form 10-K
period 2004-12-31
ZOOM TECHNOLOGIES INC
filed 2005-03-30
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
             (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the year ended December 31, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-18672

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

The  aggregate  market  value of the  common  stock,  $0.01  par  value,  of the registrant held by non-affiliates of the registrant as of June 30, 2004 (computed by reference to the closing price of such stock on The Nasdaq Small Cap Market on such date) was approximately $34,175,358.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 17, 2005 was 8,995,441 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2005 annual meeting of shareholders to be filed with the SEC in April 2005 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

o the anticipated development, timing and success of new product and service introductions;
o the anticipated development and expansion of our existing technologies, markets and sales channels;
o    investment in resources for product design in foreign markets;
o    the development of new competitive technologies, products and services;
o    approvals, certifications and clearances for our products and services;
o    production schedules for our products;
o    market acceptance of new products and services;
o    business strategies;
o    the availability of debt and equity financing;
o    general economic conditions;
o    trends relating to our results of operations;
o    our ability to service our debt obligations; and
o    the sufficiency of our capital resources.

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

PART I

ITEM 1 - BUSINESS

OVERVIEW

     We design, produce, market, sell, and support broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices, and to take advantage of a number of trends in communications including enhanced Internet access, higher data rates, and voice calls traveling over the Internet.

     Dial-up modems were Zoom(R)'s highest revenue category for many years, but generally our sales of dial-up modems have been declining and our sales of broadband modems have been rising. The last quarter of 2004 was the first quarter in which our broadband modem revenues were higher than our dial-up modem revenues.

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

     In response to increased demand for faster connection speeds, we have expanded our product line to include DSL modems, cable modems, and related broadband access products. Our Asymmetric Digital Subscriber Line modems, known as DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment in or near the central telephone office. Zoom(R) is shipping a broad line of DSL modems, mostly external. Some are fairly basic, designed to connect to the USB port of a Windows computer or the Ethernet port of a computer, router, or other device. Other Zoom DSL modems are more complex, and may include a router, a four-port switch, a firewall, or other enhanced features. For a given DSL hardware platform, we often provide model variations with a different power supply, filters, firmware, packaging, or other customer-specific items.

     Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S., the U.K., and other countries now include cable service providers, original equipment manufacturers, and retailers.

     We are currently shipping Voice over IP products that enable broadband users to make phone calls through the Internet, potentially lowering the cost of the call and providing other benefits. We have designed VoIP capabilities into one DSL modem and also into a router that can be used with either a DSL modem or cable modem. Our VoIP products can be purchased with or without Zoom's Global Village(TM) VoIP service. Global Village's VoIP service enables an end-user to make free VoIP phone calls to end-users of several VoIP service providers, including Global Village, and also allows a user to pay to call almost any phone in the world.

     We have been designing a new generation of telephone dialers and related telephony products. In the early 1980s Zoom introduced its first generation of dialers, including the Demon Dialer(R) and Hotshot(TM). Dialers simplify the placing of a phone call by dialing digits automatically. Zoom's new generation of dialers includes a model designed for alternative long distance companies, and a second model designed for use with prepaid phone cards.

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

AVAILABLE INFORMATION

     Our Internet website address is www.zoom.com. Through our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website.

PRODUCTS

General

     The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems and ISDN modems can also link computers, point-of-purchase terminals, or other modem-equipped devices to each other through the traditional network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location.

Dial-Up Modems

     We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. Our PCMCIA modems are designed for use with notebook and sub-notebook computers equipped with standard PCMCIA slots. When sold as packaged retail products, our dial-up modems are shipped complete with third-party software that supports the hardware capabilities of the modem.

     56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps ("56K") when communicating with compatible central sites connected to digital lines such as ISDN or T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Our 56K modems typically support the V.90 standard as well as lower-speed standards, and many of our 56K modems also support the newer V.92 standard.

     In March and April of 1999 we acquired substantially all of the modem product and trademark assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000, we acquired the trademark and product rights to Global Village products. Global Village was a modem brand for Apple Macintosh computers. We now sell and market dial-up modems under the Zoom(R), Hayes(R) and Global Village names, as well as under various other private-label brands developed for some of our large accounts. In addition, we offer a VoIP service under the Global Village name.

     In 2002, 2003 and 2004, our dial-up modems and related products accounted for approximately 84%, 73% and 52% of our net sales, respectively.

DSL Modems

     Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000, we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced new USB and PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004, Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. Zoom expects to continue to add DSL modems to our product line during 2005. One new model is planned to include wireless network capability incorporating the wireless standards 802.11b and 802.11g.

     The maximum speed for the ADSL standard has been 8 megabits per second for short phone lines, with lower speeds for longer phone lines. In 2005 Zoom expects to begin shipping some models with ADSL 2 and 2+ standards. These modems work with central site equipment incorporating the ADSL standard, and typically offer enhanced functionality for central site equipment incorporating the ADSL 2 and ADSL 2+ standards. This enhanced functionality includes speeds up to 24 megabits per second for short phone lines, generally higher speeds for most phone line lengths, the ability to transmit at high speeds for longer phone lines (extended "reach"), and other features including lower overall power consumption and better diagnostics. Zoom believes that it has completed the ADSL 2/2+ hardware design for Ethernet, Ethernet/USB, 4-port switch, and wireless models, and that Zoom should be able to ship these models when the chipsets, firmware, and testing are complete for these models.

     In 2002, 2003 and 2004, our DSL modems and related products accounted for approximately 3%, 14% and 38% of our net sales.

Bluetooth(R) Modems and Adapters

     In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. We plan to continue expanding our Bluetooth product line.

ISDN Products

     We have a family of modems for ISDN communications. Basic ISDN is a telephone service that uses existing phone lines to provide two 64,000 bps channels and one 16,000 bps channel. ISDN has higher data rates than dial-up modems, and this can be particularly attractive for data-intensive applications such as the transmission of graphics and video images, Internet browsing, or video telephony. ISDN also provides much faster response times to a source of data than those associated with dial-up modems. However, generally our ISDN sales are declining due to competition from DSL and cable modem products and services, which provide higher speeds than ISDN.

Cable Modems

     Each cable service provider has its own approval process, in which the cable service provider may require CableLabs(R) certification in addition to the cable service provider's own company approval. We have obtained CableLabs(R) certification for four types of DOCSIS-standard cable modems - PCI, USB, Ethernet, and Ethernet/USB models. Some of these models have also received cable service provider approvals; for instance, one Ethernet/USB model includes approvals by AT&T, Adelphia, Charter, Comcast, Cox Communications, and Mediacom. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Scientific Atlanta.

     In 2004 we continued to sell cable modems to cable service providers and original equipment manufacturers, both inside and outside the US, and to computer retailers in the US. So far sales through the retail channel have been handicapped by a number of factors, including the approval process described above, the fact that most cable service providers offer cable modems with their service, and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider.

Voice Over Internet Protocol

     In 2004 we introduced a line of products that support VoIP or "Voice over Internet Protocol". Our first two VoIP products, the X5v and V3, use the standards-based Session Initiation Protocol, or SIP protocol, and are thus compatible with a wide range of other SIP-compatible VoIP products and services. SIP allows devices to establish and manage voice calls on the internet. Both products have a Teleport(TM) phone port that lets an end-user plug in a normal phone to place and receive voice calls over the Internet, or to place and receive calls over the familiar switched telephone network. Some versions of these two products are bundled with Global Village phone service, a Zoom-developed SIP-based service that includes a free VoIP phone service and an optional paid service for communicating with phones that can be reached through the switched phone network. Other versions of the X5v and V3 do not come with Global Village service, since they are designed to be used by service providers offering some other VoIP service. The X5v also includes a DSL modem, a router, a firewall, a 4-port switching hub, and other features. The V3 has the same features as the X5v, except instead of having a built-in DSL modem, the V3 has an Ethernet port for connecting to the Ethernet port of an external DSL modem or cable modem. Zoom devoted significant resources to the VoIP product area in 2004, and we continue to devote considerable resources to VoIP hardware, firmware, and test, and to Zoom's Global Village phone service.

     Our Global Village service has a wide array of features for routing calls, recording voice mail, conference calling, and tracking customer usage and costs. Global Village phone service helps Zoom to address the specific needs of its end-user, retailer, and service provider customers. For instance, Zoom makes Global Village available in a number of different languages and with a number of payment options to address specific market needs. Global Village can be offered to end-users, but it can also be offered to service providers either under the Global Village brand or as a private-label VoIP service. Our Global Village service has only been recently introduced and has not generated significant revenues.

     In 2005 Zoom expects to extend its VoIP product line by adding new hardware products and by enhancing the functionality of Global Village. Zoom expects that some of its products will be targeted toward businesses that want to add VoIP to their existing phone system to save money on long distance calls.

Wireless Local Area Networking

     In early 2005 Zoom expects to begin shipping DSL modems with Wireless-G local area network capability. Zoom currently plans to also offer other Wireless-G products, including USB and PC Card clients and a wireless access point.

Dialers and Related Telephony Products

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

International Products

     Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power, and language-related specifics. As a result, the introduction of new products into international markets can be costly and time-consuming. In 1993, we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings internationally, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including many European Union and South American countries, Canada, Mexico, Poland, Saudi Arabia, Switzerland, Turkey, the USA, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.

SALES CHANNELS

General

     We sell our products primarily through high-volume distributors and retailers, Internet service providers, voice service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of products.

     During 2004 our customers who accounted for approximately 10% or more of our total net sales were Olusum (Turkey), Dixons Group (Dixons, Currys, PC World, and PC City), and Staples. Together these three customers accounted for 35.1% of our total net sales.

International Distributors and Retailers

     In markets outside North America we sell our products primarily through independent distributors and retailers. Our international distributors include Computer 2000, Criterium, Informatics, Micro Peripherals, Olusum, Pouliadis, Tan Thanh, and UMD. Our major European high-volume retailers include Business Logic, Centromail, Dixons Group (Dixons, Currys, PC World, and PC City), and Granville Technology Group Ltd. Our international net sales as a percentage of total net sales have grown from 8% in 1994 to 55% in 2004. Our revenues from international sales were $14.9 million in 2002, $15.1 million in 2003, and $17.4 million in 2004. See note 17 to our accompanying financial statements for further information regarding our geographic sales. Approximately 75%, 69%, and 36% of our international net sales in 2002, 2003 and 2004, respectively, were customers in the United Kingdom. In 2004, sales to Turkey accounted for 28% of our net sales outside North America. We believe sales growth outside of North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, and native-language instruction manuals, software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future.

North American High-volume Retailers and Distributors

     In the North America, we reach the PC retail market primarily through high-volume retailers. Our North American retail distribution network includes CDW, Fry's, Micro Electronics, PC Connection, Staples, and many others. Although we offer a number of our products through high-volume retailers in North
America, most of our sales in North America to high-volume retailers have historically been sales of our dial-up modems.

     We sell significant quantities of dial-up and DSL modems through distributors, who often sell to corporate accounts, retailers, value-added resellers and other customers. Our North American distributors include Border State Electric Supply, D&H Distributing, Ingram Micro, and Tech Data.

Internet Service Providers and Voice Service Providers

     A rapidly growing portion of our business has been sale of DSL modems to DSL service providers. We plan to continue to devote significant efforts toward selling and supporting these customers in the U.S. and in many other countries. In addition, we expect to offer some of our VoIP products and services to voice service providers.

System Integrators and Original Equipment Manufacturers

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

SALES, MARKETING AND SUPPORT

     Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most Internet service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters and from our technical support offices in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom. Warehousing, customs clearance, and shipping for the United Kingdom and some other European countries are primarily handled by contract with an unaffiliated specialist in these services located in England. For countries outside North America and Europe, our in-house staff typically works directly with country-specific distributors. Our worldwide OEM sales are primarily handled by our staff in the United States and United Kingdom, who are at times assisted by our sales staff or commissioned sales representatives.

     We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, trade shows, and public relations.

     We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who currently provide telephone support six days per week. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts(TM) Q&A search engine. In 2001 we expanded our European technical support to enable users in other countries to access support in languages other than English. This support is generally provided by our support staff in Boston, Florida, and the United Kingdom.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing new communications network access products and VoIP services, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modem and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2004 we had 24 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

     During 2002, 2003 and 2004 we expended $3.5 million, $2.8 million and $2.9 million, respectively, on research and development activities.

MANUFACTURING AND SUPPLIERS

     Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China, Taiwan, or Korea. For some products we supply large kits of parts to one of several automated contract manufacturers. For other products, our contract manufacturers obtain some or all of the material required to assemble the products based upon a Zoom Technologies Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our manufacturing facilities in Boston, Massachusetts allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing at our Boston facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

     We usually use one primary contract manufacturer for a given design. We sometimes maintain back-up production tooling at a second assembler for our highest-volume products. Our contract manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime") and Vtech. The loss of these services or a material adverse change in their business or in our relationship could materially and adversely harm our business. To lessen the risk associated with these companies being the primary manufacturers of a substantial portion of our products and for a number of other reasons including cost and availability, we are also using contract manufacturers to manufacture various products.

     Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently buy dial-up modem chipsets exclusively from two high-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. and Agere Systems Inc. We also buy the majority of our DSL and cable modem chipsets from Conexant. We also purchase DSL chipsets from Analog Devices and LSI Logic. We believe Conexant, Agere, and Analog Devices have significant resources for semiconductor design and production, analog and digital signal processing, communications firmware development, and application sales and support. Integrated circuit product areas covered by these companies together include dial-up modems, DSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. Some of our chipset suppliers have provided us certain concessions and incentives, such as reduced prices or free chipsets, if we purchased or agreed to purchase a certain dollar amount of products from these suppliers.

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

     Some of our primary competitors by product group include the following:

o Dial-up modem competitors: Best Data, Creative Labs, Lite-On, Sitecom, and US Robotics.
o Cable modem competitors: Arris Systems, D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Linksys, Motorola, Netgear, Scientific Atlanta, SMC Networks, Terayon, and Thomson.
o DSL modem competitors: 3Com, Actiontec, D-Link, Linksys, Netgear, Sagem, Siemens (formerly Efficient Networks), Thomson, US Robotics, Westell and ZyXEL Communications.

     Many of our  competitors  and  potential  competitors  have more  extensive
financial,  engineering,  product  development,   manufacturing,  and  marketing
resources than we do.

     The principal competitive factors in our industry include the following:

o    product performance, features, reliability and quality of service;
o    price;
o    brand image;
o    product availability and lead times;
o    size and stability of operations;
o    breadth of product line and shelf space;
o    sales and distribution capability;
o    technical support and service;
o    product documentation and product warranties;
o    relationships with providers of broadband access services; and
o    compliance with industry standards.

     We believe we are able to provide a competitive mix of the above factors for dial-up modems, particularly when they are sold through retailers or computer product distributors. We are less successful in selling directly to providers of broadband access services and to PC Manufacturers.

     DSL and cable modems transmit data at significantly faster speeds than dial-up modems, which still account for a significant portion of our revenues. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to cable service providers. Only about one out of eighteen new US cable modem placements in 2004 were sold at retail, and an even lower percentage were sold through retailers in most other countries. DSL had even less success at retail in the US. Some European countries, however, sell significant volumes of DSL modems through retailers. In the U.K., for instance, this has resulted in Zoom placing five DSL modem models into retailer Dixons Group. Similarly Zoom, through its distributor Olusum in Turkey, has been successful in placing most of its DSL modem models into Turkey for sale by a large number of retailers.

     Successfully penetrating the broadband modem market presents a number of challenges, including:

o    the current limited retail market for broadband modems;
o the relatively small number of cable, telecommunications and Internet service providers that make up the majority part of the market for broadband modems;
o    the significant bargaining power of these large volume purchasers;
o the time consuming, expensive and uncertain approval processes of the various cable and DSL service providers; and
o the strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Scientific Atlanta for cable modems.

     Our initial sales of broadband products have been adversely affected by all of these factors. Nevertheless, we experienced significant growth in DSL modem sales in 2004, primarily in Turkey and other European countries.

     The use of the Internet to provide voice communications services is a relatively recent market development. We have only recently introduced our Voice over IP Global Village products and services and are still learning the marketplace.  A  substantial  number of  companies  have emerged to provide VoIP services, and many of these companies have more extensive financial, engineering, product development, and marketing resources than we do. The principal competitive factors in the market include: price, brand recognition, quality of service, features, distribution, customer service, reliability, network capacity and the availability of enhanced communications services. Competitors for our VoIP service include AT&T, iConnectHere, Net2Phone, Voicepulse, Vonage and 8x8, as well as incumbent telephone carriers, and other providers of traditional telephone service. Many of our competitors have greater name recognition and resources than we have and may be better positioned to more aggressively develop, promote and sell their products, including by offering more attractive pricing policies and bundled service arrangements. In addition, if telecommunications rates continue to decrease, any competitive pricing advantage of our services may be diminished or eliminated. We cannot assure that will be able to compete effectively.

INTELLECTUAL PROPERTY RIGHTS

     We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have four patents and one pending patent application in the United States. The patents that have been issued expire between 2011 and 2015. We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

     We license certain technologies used in our products, typically rights to bundled software, on a non-exclusive basis. In addition we purchase chipsets that incorporate sophisticated technology. We have received, and may receive in the future, infringement claims from third parties relating to our products and technologies. We investigate the validity of these claims and, if we believe the claims have merit, we respond through licensing or other appropriate actions. Certain of these past claims have related to technology included in modem chipsets. We forwarded these claims to the appropriate vendor. If we or our component manufacturers were unable to license necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it.

GOVERNMENT REGULATION

Regulatory Approvals, Certifications and Other Industry Standards

     Our modems and related products sold in the U.S are required to meet United States government regulations, including regulations of the United States Federal Communications Commission, known as the FCC, which regulates equipment, such as modems, that connects to the public telephone network. The FCC also regulates the electromagnetic radiation and susceptibility of communications equipment. In addition, in order for our broadband products to be qualified for use with a particular broadband Internet service, we are often required to obtain approvals and certifications from the actual cable, telephone or Internet service provider and from CableLabs(R) for cable modems. In addition to U.S. regulations, many of our products sold abroad require us to obtain specific regulatory approvals from foreign regulatory agencies for matters such as electrical safety, country-specific telecommunications equipment requirements, and electromagnetic radiation and susceptibility requirements. We submit products to accredited testing laboratories and, when required, to specific foreign regulatory agencies, to receive approvals for our products based on the test standards appropriate to the target markets for a given product. We expect to continue to seek and receive approvals for new products to allow us to reach a large number of countries throughout the world, including countries in the Americas, Europe, Asia, and Africa. The regulatory process can be time-consuming and can require the expenditure of substantial resources. We cannot assure that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all.

     United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to change. Recent changes have been announced by the European Union and the U.S. to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled for 2006, would require Zoom and other electronics companies to change or discontinue many products. We believe that our transition process to comply with these new requirements may be difficult, and may negatively impact our product costs. In addition, we may incur additional costs involved with the disposal of inventory or returned products that do not meet the new requirements. We cannot predict what impact, if any, any other regulatory changes may have upon our business.

     In addition to reliability, quality and content standards, the market acceptance of our products and services is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our products and services, particularly our VoIP products and services, rely heavily on a variety of communication, network and voice compression standards to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular VoIP application, and about the definition of the standards themselves. Moreover, these standards continue to evolve. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony or other new products and services, expose us to fines or other imposed penalties, or adversely affect the perception and adoption rates of our products and service, any of which could harm our business.

Internet Telephony Services

     The use of the Internet and private IP networks to provide VoIP services is a relatively recent development. Although providing such services is currently permitted and largely unregulated within the U.S., several foreign governments have adopted laws and regulations that could restrict or prohibit the providing of VoIP services. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may adversely affect our ability to introduce and market our VoIP services and products successfully.

     Our ability to provide VoIP communications services on the terms we currently provide arise in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because these services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs, require us to modify our service, delay our products and may limit or eliminate our competitive pricing.

     In many countries outside the U.S. in which we operate or our services are sold, the status of the laws that may relate to our VoIP services is unclear. We cannot be certain that we will be able to comply with existing or future requirements, or that we will be able to continue to be in compliance with any such requirements. Our failure to comply with these requirements could materially adversely affect our ability to continue to offer our VoIP service in these jurisdictions.

Regulation of the Internet

     In addition to regulations addressing our modems and related products and our Internet telephony services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

     Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise harm our business.

BACKLOG

     Our backlog as of March 2, 2005 was $1.6 million, and on March 3, 2004 was $1.8 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

EMPLOYEES

     As of December 31, 2004 we had 154 full-time employees (including 5 employees hired on a temporary basis) versus 159 in 2003. Of the 2004 total, 24 were engaged in research and development, 72 were involved in purchasing, assembly, packaging, shipping and quality control, 36 were engaged in sales, marketing and technical support, and the remaining 22 performed accounting, administrative, management information systems, and executive functions. None of our employees is represented by a labor union.

OUR EXECUTIVE OFFICERS

     The names and biographical information of our current executive officers are set forth below:

Name                     Age    Position with Zoom
--------------------------------------------------------------------------------
Frank B. Manning         56     Chief Executive Officer, President and
                                 Chairman of the Board
Peter R. Kramer          53     Executive Vice President and Director
Robert A. Crist          61     Vice President of Finance and Chief
                                 Financial Officer
Terry J. Manning         53     Vice President of Sales and Marketing
Dean N. Panagopoulos     47     Vice President of Network Products
Deena Randall            51     Vice President of Operations

     FRANK B. MANNING is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. Since 1998 Mr. Frank Manning has also been a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing.

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

ITEM 2 - PROPERTIES

     Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. Approximately 11,000 square feet of this 62,000 square foot facility is leased to third parties. We purchased these buildings in April 1993. In January 2001, we received $6.0 million in financing by securing a mortgage on this property. Our mortgage is a five-year balloon mortgage that is amortized on a 20-year basis and is due in January 2006.

     In August 1996 we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001, we exercised our option to extend this lease for an additional five years. We believe that this space provides us with more manufacturing space than we require for our current operations. The term of this lease is due to expire in August 2006. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our manufacturing and warehousing operations.

     In March 1999 we assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley, Surrey, U.K. We have been offered an extension of this lease term for 5 years commencing March 2005. We expect to extend this lease, which has an option for either party to terminate with 6 months notice in March 2007 or later.

     In September 2002 we entered into a five-year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida. We primarily use this facility as a technical support facility.

ITEM 3 - LEGAL PROCEEDINGS

     No material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the Nasdaq Small Cap Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Small Cap Market.

Fiscal Year Ended December 31, 2003                        High        Low
                                                           ----        ---
      First Quarter......................                $ 0.870    $ 0.650
      Second Quarter.....................                  1.310      0.640
      Third Quarter......................                  3.750      1.040
      Fourth Quarter.....................                  4.450      1.790

Fiscal Year Ended December 31, 2004                        High        Low
                                                           ----        ---
      First Quarter......................                $ 6.400    $ 3.620
      Second Quarter.....................                  5.680      3.510
      Third Quarter......................                  5.010      2.020
      Fourth Quarter.....................                  4.450      3.190

     As of March 17, 2005, there were 8,995,441 shares of our common stock outstanding and approximately 245 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     We did not sell any unregistered securities during the fourth quarter of 2004.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. The payment of dividends is also restricted by the covenants in our Silicon Valley Bank line of credit agreement.

REPURCHASES BY THE COMPANY

     During the fourth quarter of 2004, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

ITEM 6 - SELECTED  FINANCIAL  DATA

     The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Our statement of operations data for the years ended December 31, 2002, 2003 and 2004 and our balance sheet data as of December 31, 2003 and 2004 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm, and are included elsewhere in this report. Our statement of operations data for the years ended December 31, 2000 and 2001 and our balance sheet data as of December 31, 2000, 2001, and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP and are not included in this report. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                           Years Ended December 31,
                                             2000        2001        2002        2003        2004
                                             ----        ----        ----        ----        ----
                                                     (In thousands) except per share amounts
Statement of Operations Data:
Net sales.............................    $ 57,708    $ 41,570    $ 37,274    $ 33,335    $ 31,412
Cost of goods sold....................      39,404      35,193      27,937      23,120      23,346
                                            ------      ------      ------      ------      ------
   Gross profit.......................      18,304       6,377       9,337      10,215       8,066
                                            ------      ------      ------      ------      ------
Operating expenses:
   Selling............................      10,672       7,480       5,848       5,271       4,800
   General and administrative.........       6,228       7,938       3,405       3,118       3,620
   Research and development...........       6,249       5,328       3,527       2,767       2,927
                                            ------      ------      ------      ------      ------
   Total operating expenses...........      23,149      20,746      12,780      11,156      11,347
                                            ------      ------      ------      ------      ------
   Operating income (loss)............      (4,845)    (14,370)     (3,443)       (941)     (3,281)
Other income (expense), net...........         469        (159)         67         273         209
                                            ------      ------      ------      ------       -----
   Income (loss) before income taxes..      (4,376)    (14,529)     (3,376)       (668)     (3,072)
Income tax expense (benefit)..........      (1,299)      3,800       2,015           -           -
                                            ------      ------      ------      ------       -----
Income (loss) before extraordinary
   item...............................      (3,077)    (18,239)     (5,391)       (668)     (3,072)
Extraordinary gain on elimination
of negative goodwill..................           -           -         255           -           -
                                            ------      ------      ------      -------     ------
   Net income (loss)..................      (3,077)    (18,329)     (5,136)       (668)     (3,072)
                                            ======      ======      ======      ======      ======
Earnings (loss) per common and common equivalent share:
Income (loss) before extraordinary item:

   Basic and diluted..................   $    (.40)  $   (2.33)  $    (.68)  $    (.08)  $    (.36)
Extraordinary gain on elimination of
   negative goodwill..................   $       -   $       -   $     .03   $       -   $       -
                                         =========   =========   =========   =========   =========
Net income (loss):
   Basic and diluted..................   $    (.40)  $   (2.33)  $    (.65)  $    (.08)  $    (.36)
                                         =========   =========   =========   =========   =========
Weighted average common and common equivalent shares:
   Basic and diluted..................       7,757       7,861       7,861       7,883       8,590

                                                           Years Ended December 31,
                                              2000        2001         2002        2003       2004
                                              ----        ----         ----        ----       ----
                                                                  (In thousands)
Balance Sheet Data:
Working capital.......................   $  23,562   $  18,218   $   15,341   $  15,647  $  14,837
Total assets..........................      46,960      29,185       22,633      21,974     21,052
Long-term obligations.................         369       6,001        5,342       5,096      4,872
Total stockholders' equity............      36,747      18,416       13,485      13,470     12,668

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below.

OVERVIEW

     We derive our net sales primarily from sales of Internet related hardware products, principally modems, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a small direct sales force and third party sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, and we have a sales office in the United Kingdom. We obtain our hardware components from third party suppliers and we outsource most of the product assembly work to contract manufacturers, currently in Asia. We perform most of the packaging and distribution effort at our production and warehouse facility in Boston, Massachusetts. We also utilize a third party distribution facility in the United Kingdom.

     Historically we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem in their personal computers. In recent years the size of this market, along with our sales to this market has declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the market for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems, and we have experienced increased sales of these modems that has partially offset our declining sales of dial-up modems. The last quarter of 2004 was the first quarter in which our broadband modem revenues were higher than our dial-up modem revenues.

     We continually seek to improve our product designs and manufacturing approach in order to reduce our costs. We pursue a strategy of outsourcing rather than internally developing our modem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new and innovative products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.

     In recent years we have realized the benefit of reduced unit costs for our dial-up modems. A portion of the cost reduction realized in our financial statements has been derived from purchase discount programs with our chipset suppliers. From the first quarter of 2002 through the fourth quarter of 2004, we realized significant benefits as a result of our volume purchases under these programs. These initial programs and their financial benefits expired during 2004, and in late 2004, we negotiated new reduced pricing for modem chipsets, if we achieve certain targets.

     During 2003 and 2004 the downward pressure on retail pricing for dial-up modems moderated, likely because fewer suppliers were active in the market.
However, the competition for broadband modem sales continues to be intense, characterized by continuing price pressures. As a result, in the past several years, we generally are able to realize higher margins on our dial-up modems than with our broadband modems.

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

     REVENUE (NET SALES) RECOGNITION. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. We earn a small amount of royalty that is included in our net sales, primarily from internet service providers. We generally do not sell software. We began selling services in 2004. We introduced our Global Village VoIP service in late 2004, but sales of those services in 2004 were not material.

     We derive our net sales primarily from the sales of hardware products to three types of customers:

o     computer peripherals retailers,
o     computer product distributors, and
o     original equipment manufacturers (OEMs).

     We recognize hardware net sales for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

     Our net sales of hardware are reduced by certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

     Our 2004 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. No sales of VoIP services were made to resellers in 2004. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

     Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, but has been declining from a high of 10.6% to a low of 5.4% in the past two years as retail sales as a percent of total sales have declined.

     Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $.7 million in 2002, $.2 million in 2003, and $.1 million in 2004.

     Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.7 million in 2002, $1.5 million in 2003, and $1.3 million in 2004. The decline in 2004 was primarily due to lower retailer sales.

     Consumer Mail-In and In-Store Rebates and Store Rebates. Our estimates for consumer mail-in rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. Our estimates for store rebates are comprised of actual credit requests from the eligible customers. The estimate for mail-in and store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $1.6 million in 2002, $2.1 million in 2003, and $1.4 million in 2004. The decline in 2004 was primarily due to lower retailer sales.

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

     Our bad-debt write-offs have not been significant during 2002, 2003 and 2004.

     INVENTORY VALUATION AND COST OF GOODS SOLD. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In 2002, 2003 and 2004 we recorded charges against inventory of $.7 million, $.3 million and $0 million, respectively, as a result of lower of cost or market valuation issues.

     During the last three years we benefited from various component supply arrangements that provided us with free products based on the amount of goods we purchased from the supplier. The favorable impact to our statement of operations was recognized as the products employing the acquired components were sold. A new supply arrangement for 2005, with free products to be earned on purchases, will receive similar accounting treatment.

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

     On  December  31,  2004,   the  Company  had  federal  net  operating  loss
carryforwards of approximately $28,638,000. These federal net operating losses are available to offset future taxable income, and are due to expire beginning 2019. The Company had Massachusetts net operating loss carryforwards of approximately $26,824,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2005 to 2009.

     VALUATION OF INVESTMENT IN AFFILIATES. We have a minority interest in a privately held software company, which we have been accounting for under the equity method of accounting. Under the equity method of accounting, our investment is increased or decreased, not below zero, based upon our proportionate share of the net earnings or losses of the investee company. We made our original investment in 1999, at the time of the company's formation, and have subsequently made additional investments which have resulted in our ownership interest of 23% to 28%, depending on the treatment of employee stock options. As a result of the losses incurred by the investee subsequent to our investments, our investment balance was reduced to zero during 2002. We discontinued applying the equity method when the investment was reduced to zero and did not provide for additional losses, as we have not guaranteed obligations of the investee and are not committed to provide further financial support. The investee has recently reported to us that it is beginning to achieve profitability and that its prospects have been improving in recent months. We have requested that management of the investee provide us with audited financial statements in the near term to allow us to verify this financial information. If the investee reports net income in future periods, we will resume applying the equity method only after our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of net sales:
                                             Years Ended December 31,
                                                2002    2003    2004
                                                ----    ----    ----
Net sales...............................       100.0%  100.0%  100.0%
Cost of goods sold......................        75.0    69.4    74.3
                                                ----    ----    ----
  Gross profit..........................        25.0    30.6    25.7
Operating expenses:
  Selling...............................        15.7    15.8    15.3
  General and administration............         9.1     9.3    11.5
  Research and development..............         9.5     8.3     9.3
                                                ----    ----    ----
  Total operating expenses..............        34.3    33.5    36.1
                                                ----    ----    ----
Operating income (loss).................        (9.3)   (2.8)  (10.4)
   Other income (expense), net..........          .2      .8      .6
                                                 ---    ----    ----
Loss before income taxes..  ............        (9.1)   (2.0)   (9.8)
   Income tax expense (benefit).........         5.4       -       -
Extraordinary Gain......................          .7       -       -
                                                -----   -----  ------
Net income (loss) ......................       (13.8)%  (2.0)%  (9.8)%
                                                =====   =====  ======

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     The following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ended December 31, 2004 with the year ended December 31, 2003. The major categories discussed are: Net Sales, Cost of Goods Sold and Gross Profit, Operating Expenses, Other Income (Expense), Income Tax Expense (Benefit), and Net Income
(Loss).

     NET SALES. Our total net sales declined year-over-year by 5.8%. In 2004, we primarily generated our sales by selling dial-up modems to the electronics after-market via distributors and retailers. As noted in the overview, the dial-up modem market continues to decline and Zoom sales of dial-up modems declined due to declines of both unit sales volume and average selling prices. Our growing sales category, broadband modems, did not grow sufficiently in 2004 to offset the decline in our dial-up modem sales, as our total net sales decreased 5.8% to $31.4 million in 2004 from $33.3 million in 2003.

     As shown in the table below, our net sales for dial-up modems declined $7.7 million, or 32.0%, from $24.2 million in 2003 to $16.5 million in 2004. This decline was primarily attributable to both lower unit sales and lower prices, reflecting the declining retail market for these modems. Our broadband net sales increased $6.1 million, or 91.7%, from $6.6 million in 2003 to $12.7 million in 2004. This increase was primarily attributable to increased unit sales of DSL modems, particularly in international markets. Our DSL sales increased 161% from $4.5 million in 2003 to $11.8 million in 2004. Net sales in our other product sales categories, which include ISDN modems, cameras, wireless networking equipment, and telephone dialers, declined 10.3%, from $2.5 million to $2.3 million.

     $000              Total Year   Total Year       $            %
   Net Sales              2003         2004       Change       Change
--------------         ----------   ----------   ---------    --------
Dial-up                 $ 24,198    $ 16,456     $( 7,742)      ( 32.0)%
Broadband                  6,629      12,706        6,077         91.7 %
Other Products             2,508       2,250      (   258)      ( 10.3)%
                        =========   =========    =========    ========
Total Net Sales         $ 33,335    $ 31,412     $( 1,923)      (  5.8)%

     As shown in the table below, our net sales in North America decreased by 23.0% to $14.0 million in 2004, compared to our net sales in 2003. Our 2004 international net sales increased by 15% to $17.4 million, compared to our net sales in 2003. These changes reflect our declining sales of dial-up modems worldwide, our stronger broadband sales in the international markets, and the positive currency translation impact, for converting British Pounds and Euros to dollars (a $.9 million benefit), of a significant portion of our international sales. Our international sales benefited from strong growth in Turkey, primarily relating to DSL modem sales, accounting for 28% of our total 2004 international sales.

     $000              Total Year   Total Year       $           %
   Net Sales              2003          2004      Change      Change
---------------        ----------   ----------   --------    --------
North America             18,212       14,027      (4,185)     (23.0)%
International             15,123       17,385       2,262       15.0 %
                       ==========   ==========   ========    ========
Total Net Sales        $  33,335     $ 31,412     $(1,923)     ( 5.8)%

     GROSS PROFIT. Our gross profit was $8.1 million in 2004 compared to $10.2 million in 2003. Our gross profit as a percentage of net sales decreased to 25.7% in 2004 from 30.6% in 2003. The primary reason for this decline was a shift in the sales mix from dial-up modems, our highest margin product category, to broadband modems, which have lower margins.

     OPERATING EXPENSE. Total operating expense increased by $.2 million to $11.3 million in 2004 from $11.2 million in 2003. Total operating expense as a percentage of net sales increased to 36.1% in 2004 from 33.5% in 2003. The table below shows total operating expenses and its three major categories: selling expense, general and administrative expense, and research and development expense.

     $000                    Total Year    % Net    Total Year    % Net      $000        %
Operating Expenses               2003      Sales       2004       Sales     Change     Change
--------------------------   ----------    -----    ----------    -----    --------    -------
Selling Expense                $ 5,270     15.8%      $ 4,800     15.3%    $(  470)    ( 8.9)%
General and Administrative
 Expense                       $ 3,118      9.4%      $ 3,620     11.5%    $   502      16.1 %
Research and Development
 Expense                       $ 2,767      8.3%      $ 2,927      9.3%    $   160       5.8 %
                               =======    ======      =======     ====     =======     ======
Total Operating Expense        $11,155     33.5%      $11,347     36.1%    $   192       1.7 %

     Selling Expense. Selling expense decreased to $4.8 million in 2004 from $5.3 million in 2003. Selling expense as a percentage of net sales was 15.3% in 2004 and 15.8% in 2003. The $.5 million decrease in selling expense was primarily due to reduced outbound freight ($.2 million), marketing costs ($.1 million), personnel costs ($.1 million), and sales commissions ($.1 million) as a result of lower overall sales volume and lower sales in the retail channel. These decreases were partially offset by an adjustment to our estimated European Value Added Tax expense ($.1 million).

     General and Administrative Expense. General and administrative expense increased to $3.6 million in 2004 from $3.1 million in 2003. General and administrative expense as a percentage of net sales were 11.5% in 2004 and 9.4% in 2003. The $.5 million increase in general and administrative expense was primarily due to acquisition-related expense for a non-consummated transaction ($.3 million) and salaries and benefits for increased personnel costs for Information Systems and Sarbanes-Oxley compliance ($.1 million).

     Research and Development Expense. Research and development expense increased to $2.9 million in 2004 from $2.8 million in 2003. Research and development expenses as a percentage of net sales increased to 9.3% in 2004 from 8.3% in 2003. The $.16 million increase in research and development expenses was primarily due to increased personnel costs ($.1 million) and related expenses.

     OTHER INCOME (EXPENSE). Other income, net declined to $.21 million in 2004 from $.27 million in 2003. The decline was primarily the result of an increased foreign exchange loss and the sale in 2003 of a web domain name, partially offset by increased interest income on our cash investments.

     INCOME TAX EXPENSE (BENEFIT). We did not record any net tax expense or benefit in 2004 or 2003. This accounting treatment is described in further detail under the caption "Critical Accounting Policies and Estimates" above and in note 12 to the consolidated financial statements.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     NET SALES. Our total net sales declined year-over-year. Our year-over-year sales decline was comprised of declines of both unit sales volume and average selling prices. Our growing sales category, broadband modems, did not grow sufficiently in 2003 to offset the decline in our dial-up modem sales, as our total net sales decreased 10.6% to $33.3 million in 2003 from $37.3 million in 2002.

     Our net sales for dial-up modems declined $7.2 million, or 23.0%, from $31.4 million in 2002 to $24.2 million in 2003. This decline was primarily due to both lower unit sales and lower prices, reflecting the declining retail market for these modems. Our broadband net sales increased $3.3 million, or 99%, from $3.3 million in 2002 to $6.6 million in 2003. This increase was primarily due to increased unit sales of DSL modems. Net sales in our other product sales categories, which include ISDN modems, cameras, wireless networking equipment, telephone dialers, etc., declined 1.0%, from $2.5 million to $2.5 million.

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

     GROSS PROFIT. Our gross profit was $10.2 million in 2003 compared to $9.3 million in 2002. Our gross profit as a percentage of net sales increased to 30.6% in 2003 from 25.0% in 2002. The primary reason for this improvement was a marked improvement in the gross profit percentage of net sales of both dial-up modems and broadband modems. The improved gross profit percentage for both dial-up and broadband modems resulted from cost reductions which exceeded market price reductions.

     Selling Expense. Selling expense decreased to $5.3 million in 2003 from $5.8 million in 2002. Selling expense as a percentage of net sales was 15.8% in 2003 and 15.7% in 2002. The $.6 million decrease in selling expense was primarily due to reduced personnel costs, marketing costs, and sales commissions, which were partially offset by higher freight delivery costs.

     General and Administrative Expense. General and administrative expense decreased to $3.1 million in 2003 from $3.4 million in 2002. General and administrative expense as a percentage of net sales was 9.4% in 2003 and 9.1% in 2002. The $.3 million decrease in general and administrative expense was primarily due to reduced personnel costs, depreciation and amortization, insurance costs, and legal and audit costs.

     Research and Development Expense. Research and development expense decreased to $2.8 million in 2003 from $3.5 million in 2002.
Research and development expense as a percentage of net sales decreased to 8.3% in 2003 from 9.5% in 2002. The $.8 million decrease in research and development expense was primarily due to reduced personnel costs and related expenses.

     OTHER INCOME (EXPENSE). Other income, net improved to $.27 million in 2003 from $.07 million in 2002. The improvement was primarily the result of higher rental income from leased excess space at our headquarters facility and reduced interest payments on our variable-rate mortgage note for our headquarters facility.

     INCOME TAX EXPENSE (BENEFIT). We did not record any net tax expense or benefit in 2003. In 2002, we recorded a $2.0 million income tax expense to increase our valuation allowance against our then remaining net deferred tax asset, which has remained at a net zero value since that time. This accounting treatment is described in further detail under the caption "Critical Accounting Policies and Estimates" above and in note 12 to the consolidated financial statements.

     EXTRAORDINARY  GAIN.  In 2003 we did not record any  extraordinary  gain or
(loss). In 2002 we recorded an extraordinary gain of $.26 million from the elimination of the remaining negative goodwill on our balance sheet related to a previous acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2004, we had working capital of $14.8 million, including $9.4 million in cash and cash equivalents.

     In 2004 operating activities used $2.2 million in cash. Our net loss in 2004 was $3.1 million, which included non-cash depreciation and amortization expense of $.4 million. Sources of cash from operations included a reduction of accounts receivable of $.8 million and an increase of accounts payable and accrued expenses of $.1 million. Uses of operating cash included an increase of inventory of $.3 million and an increase of prepaid expenses of $.1 million. Our decrease in accounts receivable reflected our lower sales. Our increase in inventory was primarily related to DSL modem in-process inventory.

     In 2004 our net cash used in investing activities was $.2 million, which was used to purchase property, plant and equipment.

     In 2004 cash was provided by financing activities of $1.9 million consisting of proceeds from the exercise of employee stock options of $2.1 million, partially offset by $.2 million for monthly principal payments on our $6.0 million mortgage on our headquarters facility. Our mortgage is a 5-year balloon mortgage, payable in full in January, 2006, that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5 % per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. Recently we renegotiated the rate to 5.0% effective February 10, 2005. As of December 31, 2004, $5.1 million was outstanding on this loan, which will be due and payable on January 10, 2006. Based upon recent indications of interest from potential lenders, we believe we will be able to refinance the mortgage or, in the alternative, sell our buildings for a purchase price significantly in excess of the outstanding amounts under the loan.

     To conserve cash and manage our liquidity, we have implemented expense reductions throughout 2002, 2003, and 2004. The employee headcount was 329 at December 31, 2000, which was reduced to 185 at December 31, 2002, 159 at December 31, 2003, and to 154 at December 31 2004. We plan to continue to assess the cost structure as it relates to our revenues and cash position in 2004, and may make further reductions if these actions are deemed necessary.

     On March 16, 2005 Zoom Telephonics, Inc., our wholly owned subsidiary, entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank's prime rate plus 1%. This interest rate will be reduced to Silicon Valley Bank's prime rate plus .5% if we record two consecutive quarters of combined profitability.

     On March 15, 2006 Silicon Valley Bank's commitment to extend revolving loans under the Loan and Security Agreement terminates and all outstanding obligations under the agreement become due.

     The revolving loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of our assets, excluding intellectual property and real estate. We guaranteed the obligations of Zoom Telephonics under the revolving line of credit and pledged all of the stock of Zoom Telephonics in support of our guarantee. The Loan and Security Agreement requires that Zoom Telephonics maintain a minimum adjusted quick ratio and a minimum net worth. In addition, Zoom Telephonics is required to obtain Silicon Valley Bank's prior written consent to among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, or repurchase stock. This consent may not be unreasonably withheld.

     The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all obligations of Zoom Telephonics and sell its assets to satisfy obligations under the Loan and Security Agreement.

     We believe our current availability under the line is $2 million.

     We believe we have sufficient resources to fund our planned operations over the next 12 months. However, if we are unable to generate net income, reduce our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. Moreover, as provided above, our liquidity could be significantly impaired if we are not able either to refinance our mortgage or sell our buildings on or before the maturity date of the mortgage in January 2006. See "Risk Factors" for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

COMMITMENTS

     The following table summarizes our contractual obligations and commitments as of December 31, 2004.

                                   Contractual Obligations Payments Due by Period
                                                 (as of December 31, 2004)
                                              LESS THAN                               AFTER 5
CONTRACTUAL OBLIGATIONS           TOTAL         1 YEAR     1-3 YEARS    3-5 YEARS      YEARS
                                  -----       ---------    ---------    ---------     -------
Long Term Debt (1)           $  5,382,430  $    484,741  $ 4,897,689            -           -
Operating Leases (2)            1,311,239       846,985      464,254            -           -
                             ------------  ------------  -----------  -----------   ---------
Total                        $  6,693,669  $  1,331,726  $ 5,361,943            -           -
                             ============  ============  ===========  ===========   =========

(1) Represents the mortgage on our corporate headquarters, including estimated interest payments at 5%. In January 2001 we received $6.0 million in financing by securing a mortgage on this property. Our mortgage is a five-year balloon mortgage that is amortized on a 20-year basis.
(2) Represents minimum lease payments, excluding executory costs to be made under leases for our manufacturing facility in Boston, MA, our office facility in Camberley, U.K., and our technical support facility in Boca Raton, FL.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued or Proposed Accounting Pronouncements

     In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect, if any, that the adoption of SFAS 151 will have on our consolidated results of operations.

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

WE MAY CONTINUE TO INCUR NET LOSSES IF WE ARE UNABLE TO INCREASE SALES OF OUR BROADBAND MODEMS.

     Our net sales have been declining primarily due to the decline in the dial-up modem market, decreases in average selling prices of dial-up modems, and the trend toward faster connection speeds and broadband access products. Despite numerous cost reductions over the last few years, we have continued to incur significant net losses primarily due to our continuous decline in net sales from dial-up modems. We believe that the future of our business is largely dependent on the success of our broadband modems and other products. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our net sales of our broadband modems and other products, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

OUR  LIQUIDITY  MAY BE  SIGNIFICANTLY  IMPAIRED  IF WE ARE NOT  ABLE  EITHER  TO
REFINANCE OUR MORTGAGE OR SELL OUR BUILDINGS PRIOR TO THE MATURITY OF OUR MORTGAGE IN JANUARY 2006.

     Our mortgage loan on the two buildings constituting our headquarters facility, of which $5.1 million was outstanding on December 31, 2004, will be due and payable on January 10, 2006. We cannot assure that we will be able to refinance the mortgage or, in the alternative, sell our buildings on favorable terms, if at all. If we were not able to obtain such financing or complete such sale, our liquidity could be significantly impaired.

TO STAY IN BUSINESS WE MAY REQUIRE FUTURE ADDITIONAL FUNDING WHICH WE MAY BE UNABLE TO OBTAIN ON FAVORABLE TERMS, IF AT ALL.

     In addition to obtaining funds to refinance or repay our mortgage, over the next twelve months, we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

OUR NET SALES AND OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF A DECLINE IN AVERAGE SELLING PRICES FOR OUR DIAL-UP MODEMS AND BECAUSE OF THE DECLINE IN THE RETAIL MARKET FOR DIAL-UP MODEMS.

     The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. Due to these factors and others, one of our significant retail customers has notified us that they want to purchase on a consignment basis for their dial-up modem category. That customer has also indicated that they plan to reduce the number of brands of dial-up modems they sell, and that they cannot assure that they will continue to sell our products. Less advantageous terms of sales, decreasing average selling prices and reduced demand for our dial-up modems have resulted and may in the future result in decreased net sales for dial-up modems. If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business and results of operation will be harmed.

OUR RELIANCE ON A LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES COULD MATERIALLY HARM OUR BUSINESS AND PROSPECTS.

     Relatively few customers have accounted for a substantial portion of our net sales. In 2004, our net sales to each of three companies - Olusum (our distributor in Turkey), the Dixons Group (Dixons, Currys, PC World, and PC
City), and Staples - constituted over 10% of our net sales; and together these three customers accounted for 35% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business and prospects.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS INHERENT IN INTERNATIONAL ACTIVITIES.

     Our sales outside of North America continue to represent an increasingly significant portion of our sales. Sales outside of North America have increased from 38% of net sales in 2001 to approximately 55% of our net sales in 2004, including 27% in the UK and 16% in Turkey. Currently our operations are significantly dependent on our international operations, particularly sales of our DSL modems, and may be materially and adversely affected by many factors including:

o    international   regulatory  and  communications   requirements  and  policy
     changes;
o    favoritism toward local suppliers;
o delays in the rollout of broadband services by cable and DSL service providers;
o    local language and technical support requirements;
o difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
o    difficulties in staffing and managing foreign operations;
o    political and economic changes and disruptions;
o    governmental currency controls;
o    shipping costs;
o    currency exchange rate fluctuations; and
o    tariff regulations.

     We anticipate that our international sales will continue to account for a significant percentage of our net sales. If foreign markets for our current and future products develop more slowly than currently expected, our sales and our future results of operations may be harmed.

CHANGES IN THE ACCOUNTING TREATMENT OF STOCK OPTIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     In December  2004 the FASB  issued  SFAS 123R,  which is a revision of SFAS
123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. SFAS 123R is scheduled to be effective beginning in the third quarter of 2005. The adoption of the SFAS 123R fair value method may have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because that will depend on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in note 1(k) of our notes to consolidated financial statements.

WE BELIEVE THAT OUR FUTURE SUCCESS WILL DEPEND IN LARGE PART ON OUR ABILITY TO MORE SUCCESSFULLY PENETRATE THE BROADBAND MODEM MARKETS, WHICH HAVE BEEN CHALLENGING MARKETS, WITH SIGNIFICANT BARRIERS TO ENTRY.

     With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, DSL and cable, and the VoIP market. These markets have been challenging markets, with significant barriers to entry, that have adversely affected our sales to these markets. Although some cable and DSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

     Our sales of broadband products have been adversely affected by all of these factors. Sales of our broadband products in European countries have fluctuated and may continue to fluctuate due to approvals and delays in the deployment by service providers of cable and DSL service in these countries. We cannot assure that we will be able to successfully penetrate these markets.

OUR FAILURE TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY STANDARDS WOULD ADVERSELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

     The market for PC communications products and high-speed broadband access products and services is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. Some of our product and service developments and enhancements have taken longer than planned and have delayed the availability of our products and services, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products and services, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

o    identify  and  respond  to  emerging   technological  trends  and  industry
     standards in the market;
o    develop and  maintain  competitive  products  that meet  changing  customer demands;
o enhance our products by adding innovative features that differentiate our products from those of our competitors;
o    bring products to market on a timely basis;
o    introduce products that have competitive prices;
o    manage  our  product   transitions,   inventory  levels  and  manufacturing
     processes efficiently;
o    respond   effectively   to  new   technological   changes  or  new  product
     announcements by others; and
o    meet changing industry standards.

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

OUR OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BECAUSE OF PRICE PROTECTION PROGRAMS.

     Our operating results have been adversely affected by reductions in average selling prices because we gave credits to some of our customers as a result of contractual price protection guarantees. Specifically, when we reduce the price for a product, the customer receives a credit for the difference between the customer's most recent purchase price and our reduced price for the product, for all unsold product at the time of the price reduction. For 2004 and 2003, we recorded a reduction of net sales of $.1 million and $.2 million, respectively, for customer price protection.

WE HAVE BEEN SELLING OUR VOIP SERVICE FOR A LIMITED PERIOD AND THERE IS NO GUARANTEE THAT THIS SERVICE WILL GAIN BROAD MARKET ACCEPTANCE.

     We have only recently introduced our VoIP service. Given our limited history with offering this service, there are many difficulties that we may encounter, including technical hurdles, multiple and changing regulations and industry standards, and other problems that we may not anticipate. To date, we have not generated significant revenue from the sale of our VoIP products and services, and there is no guarantee that we will be successful in generating significant revenues.

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND HARM OUR BUSINESS.

     Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. Our failure to effectively manage our inventory may adversely affect our liquidity and increases the risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE DEPEND ON THIRD PARTY MANUFACTURERS. IF THESE THIRD PARTY MANUFACTURERS FAIL TO PRODUCE QUALITY PRODUCTS IN A TIMELY MANNER, OUR ABILITY TO FULFILL OUR CUSTOMER ORDERS WOULD BE ADVERSELY IMPACTED.

     We use contract manufacturers to partially manufacture our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use five contract manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

     We are subject to the following risks because of our reliance on third party manufacturers:

o    reduced management and control of component purchases;
o    reduced   control  over   delivery   schedules,   quality   assurance   and
     manufacturing yields;
o    lack of adequate capacity during periods of excess demand;
o    limited warranties on products supplied to us;
o    potential increases in prices;
o interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and
o    misappropriation of our intellectual property.

WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN KEY COMPONENTS FROM, AND DEPEND ON, SOLE OR LIMITED SOURCE SUPPLIERS.

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase most of our dial-up and broadband modem chipsets from Conexant Systems and Agere Systems. Integrated circuit product areas covered by one or both companies include dial-up modems, DSL modems, cable modems, networking, routers, and gateways. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for chipsets is currently experiencing shortages and there are increased lead times for some chipsets. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

THE MARKET FOR HIGH-SPEED COMMUNICATIONS PRODUCTS AND SERVICES HAS MANY COMPETING TECHNOLOGIES AND, AS A RESULT, THE DEMAND FOR OUR PRODUCTS AND SERVICES IS UNCERTAIN.

     The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

o using a standard telephone line and appropriate service for dial-up modems, ISDN modems, or DSL modems, possibly in combination;
o    using a cable modem with a cable TV line and cable modem service;
o using a router and some type of modem to service the computers connected to a local area network; or
o    other approaches, including wireless links to the Internet.

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

WE FACE SIGNIFICANT COMPETITION, WHICH COULD RESULT IN DECREASED DEMAND FOR OUR PRODUCTS OR SERVICES.

     We may be unable to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Furthermore, many of our current and potential competitors have signifcantly greater resources than we do. Intense competition, rapid technological change and evolving industry standards could result in less favorable selling terms to our customers, decrease demand for our products or make our products obsolete.

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

CHANGES IN EXISTING REGULATIONS OR ADOPTION OF NEW REGULATIONS AFFECTING THE INTERNET COULD INCREASE THE COST OF OUR PRODUCTS OR OTHERWISE AFFECT OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES OVER THE INTERNET.

     Congress has adopted  legislation  that  regulates  certain  aspects of the
Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise harm our business.

NEW REGULATIONS TO REDUCE THE USE OF HAZARDOUS MATERIALS IN PRODUCTS SCHEDULED TO BE IMPLEMENTED IN 2006 COULD INCREASE OUR MANUFACTURING COSTS AND HARM OUR BUSINESS.

     The European Union and the US have announced plans to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled to begin in 2006, would require us and other electronics companies to change or discontinue many products. We believe that our transition process to comply with these new requirements may be difficult, and may negatively impact our product costs. In addition, we may incur additional costs involved with the disposal of inventory or returned products that do not meet the new requirements, which could further harm our business.

CHANGES IN CURRENT OR FUTURE LAWS OR GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS THAT NEGATIVELY IMPACT OUR PRODUCTS, SERVICES AND TECHNOLOGIES COULD HARM OUR BUSINESS.

     The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire United States communications industry including our customers and their products and services that incorporate our products. Our products are also required to meet the regulatory requirements of other countries throughout the world where our products and services are sold. Obtaining government regulatory approvals is time-consuming and very costly. In the past, we have encountered delays in the introduction of our products, such as our cable modems, as a result of government certifications. We may face further delays if we are unable to comply with governmental regulations. Delays caused by the time it takes to comply with regulatory requirements may result in cancellations or postponements of product orders or purchases by our customers, which would harm our business.

     In addition to reliability and quality standards, the market acceptance of our VoIP products and services is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our products, which could harm our business.

FUTURE LEGISLATION OR REGULATION OF INTERNET TELEPHONY COULD RESTRICT OUR VOIP BUSINESS, PREVENT US FROM OFFERING SERVICE OR INCREASE OUR COST OF DOING BUSINESS.

     Our ability to provide VoIP communications services on the terms we currently provide arise in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing.

     In many countries outside the U.S. in which we operate or our services are sold, the status of the laws that may relate to our VoIP services is unclear. We cannot be certain that we will be able to comply with existing or future requirements, or that we will be able to continue to be in compliance with any such requirements. Our failure to comply with these requirements could materially adversely affect our ability to continue to offer our VoIP service in these jurisdictions.

FLUCTUATIONS IN THE FOREIGN CURRENCY EXCHANGE RATES IN RELATION TO THE U.S. DOLLAR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to various Asian currencies including the Chinese renminbi could increase our product costs.

OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND KEY PRODUCT DEVELOPMENT PERSONNEL.

     The loss of any of our executive officers or key product development personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president and chief executive officer, or Peter Kramer, our executive vice president, some other member of the senior management team, a key engineer or salesperson, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

OUR BUSINESS MAY BE HARMED BY ACQUISITIONS WE MAY COMPLETE IN THE FUTURE.

     We may make strategic investments in or pursue acquisitions of related businesses, technologies, product lines, or products. Our identification of suitable strategic investments or acquisition candidates involves risk inherent in assessing the values, strengths, weaknesses, risks and profitability of such candidates, including the effects of the possible investment or acquisition on our business, diversion of our management's attention, risk of increased leverage, shareholder dilution, risk associated with unanticipated problems, and risks associated with liabilities we assume.

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

     We are exposed to interest rate risk in the ordinary course of business. For our floating rate mortgage arrangement, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. Based on our borrowings of $5.1 million under our mortgage arrangement as of December 31, 2004 a one-percentage point increase in interest rates would decrease cash flow and earnings for a year by approximately $51,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                                                            Page
Index to Consolidated Financial Statements                                   34
Report of Independent Registered Public Accounting Firm                      35
Consolidated Balance Sheets as of December 31, 2003 and 2004                 36
Consolidated Statements of Operations for the years ended December 31,       37
2002, 2003 and 2004
Consolidated Statements of  Stockholders' Equity and Comprehensive Loss
for the Years Ended December 31, 2002, 2003 and 2004                         38
Consolidated Statements of Cash Flows for the years ended December 31,       39
2002, 2003 and 2004
Notes to Consolidated Financial Statements                                 40-53
Schedule II:  Valuation and Qualifying Accounts for the years ended
December 31, 2002, 2003 and 2004                                             58

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with our accountants on accounting or financial disclosure during the period covered by this report.

ITEM 9A - CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of December 31, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors" Meetings and Committees; Audit Committee", "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2005 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2005 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2004 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

                                                                                             Number Of Securities
                                     Number Of Securities                                   Remaining Available For
                                       To Be Issued Upon    Weighted-Average Exercise    Future Issuance Under Equity
                                          Exercise Of         Price Of Outstanding      Compensation Plans (excluding
                                     Outstanding Options,           Options,               securities reflected in
Plan Category                         Warrants And Rights      Warrants And Rights                  column (a))
-------------                         -------------------   -------------------------   -----------------------------
                                              (a)                      (b)                            (c)
                                              ---                      ---                            ---
Equity compensation plans                    664,000                 $1.7500                        646,646
approved by security holders(1)
Equity compensation plans                    390,575                 $1.9132                        422,075
not approved by security holders(2)
-----------------------------------   -------------------   -------------------------   -----------------------------
Total                                      1,054,575                 $1.8105                      1,068,721

(1) Includes the following plans: 1990 Employee Stock Option Plan and 1991 Directors Stock Option Plan, each as amended. Please see note 11 to our consolidated financial statements for a description of these plans.
(2) Includes the 1998 Employee Equity Incentive Plan, as amended. The purposes of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors in 1998, are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth. In general, under the 1998 Plan, all employees who are not officers or directors are eligible to participate in the 1998 Plan. The 1998 Plan is currently administered by the Compensation Committee of the Board of Directors. Participants in the 1998 Plan are eligible to receive non-qualified stock options at an option price determined by the Stock Option Committee. All stock options granted under the 1998 Plan have been granted for at least the fair market value on the date of grant. A total of 1,200,000 shares of our common stock have been authorized for issuance under the 1998 Plan.

     The additional information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management " in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement for our 2005 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item appears under the caption "Principal Accountant Fees and Services" in our Definitive Proxy Statement for our 2005 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements, Schedules and Exhibits:

    (1), (2) The consolidated financial statements and required schedules are indexed on page F-1.

    (3)       Exhibits  required  by  the   Exhibit  Table  of  Item  601 of SEC
              Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

        3.1 Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K"). *

        3.2 By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

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

       10.9   Form  of   Non-Qualified  Stock  Option  Agreement  for  Executive
              Officers.

       10.10  Summary of Directors' Compensation.

       10.11  Loan and  Security  Agreement with Silicon  Valley Bank,  filed as
              Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005. *

       21. Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

       23. Consent of KPMG LLP, independent registered public accounting firm.

       31.1 CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(Continued)

          * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

         **   Compensation Plan or Arrangement.

        (b) Exhibits - See Item 15 (a) (3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

        (c) Schedules - Schedule II: Valuation and Qualifying Accounts. Schedules other than those listed above have been omitted since they are either inapplicable or not required.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ZOOM TECHNOLOGIES, INC.
                                         (Registrant)


                                          /s/ Frank B. Manning
                                          ----------------------------
                                          Frank B. Manning, President

Date:  March 30, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                  Title                              Date

/s/ Frank B. Manning       Principal Executive Officer        March 30, 2005
--------------------       and Chairman of the Board
    Frank B. Manning

/s/ Robert A. Crist        Principal Financial and            March 30, 2005
--------------------       Accounting Officer
    Robert A. Crist

/s/ Peter R. Kramer        Director                           March 30, 2005
--------------------
    Peter R. Kramer

/s/ Bernard Furman         Director                           March 30, 2005
--------------------
    Bernard Furman

/s/ L. Lamont Gordon       Director                           March 30, 2005
--------------------
    L. Lamont Gordon

/s/ J. Ronald Woods        Director                           March 30, 2005
--------------------
    J. Ronald Woods

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                           Page

Report of Independent Registered Public Accounting Firm                     35
Consolidated Balance Sheets as of December 31, 2003 and 2004                36
Consolidated Statements of Operations for the years ended December 31,      37
2002, 2003 and 2004
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
for the years ended December 31, 2002, 2003 and 2004                        38
Consolidated Statements of Cash Flows for the years ended December 31,      39
2002, 2003 and 2004
Notes to Consolidated Financial Statements                                 40-53
Schedule II:  Valuation and Qualifying Accounts for the years ended
December 31, 2002, 2003 and 2004                                            58

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                                        /s/ KPMG LLP




Boston, Massachusetts
February 10, 2005, except as to Note 3, which is as of March 30, 2005.

                       ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                             ----------------------------------
    ASSETS                                                         2003                 2004
    ------                                                         ----                 ----
Current assets:
   Cash and cash equivalents..........................       $   9,904,384        $   9,438,596

   Accounts receivable, net of reserves for doubtful
      accounts, returns, and allowances $1,790,205 in
      2003 and $1,359,455 in 2004 (note 13)...........           3,944,699            3,349,781
   Inventories, net (note 5)..........................           4,771,216            5,030,478
   Prepaid expenses and other current assets..........             434,694              529,989
                                                                ----------           ----------
             Total current assets.....................          19,054,993           18,348,844

Property, plant and equipment, net (note 6)...........           2,918,985            2,703,208
                                                                ----------           ----------
              Total assets............................       $  21,973,978        $  21,052,052
                                                                ==========           ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable..................................       $   2,172,028        $   2,006,819
    Accrued expenses..................................           1,011,910            1,275,088
    Current portion of long term debt (note 10).......             223,833              229,555
                                                                ----------           ----------
             Total current liabilities................           3,407,771            3,511,462

Long-term debt, less current portion (note 10)........           5,095,986            4,872,298
                                                                ----------           ----------
              Total liabilities.......................           8,503,757            8,383,760
                                                                ----------           ----------
Stockholders' equity (note 11): Common stock, $0.01 par value.
    Authorized 25,000,000 shares; issued 8,084,616 shares;
    outstanding 8,076,216 and issued 8,935,516;
    outstanding 8,927,116 shares at December
    31, 2003 and December 31, 2004, respectively......              80,846               89,355
  Additional paid-in capital..........................          28,500,421           30,572,727
  Retained earnings (accumulated deficit).............         (15,438,333)         (18,510,181)
  Accumulated other comprehensive income (loss).......             334,609              523,713
  Treasury stock, at cost.............................              (7,322)              (7,322)
                                                                ----------           ----------
             Total stockholders' equity...............          13,470,221           12,668,292
                                                                ----------           ----------
             Total liabilities and stockholders'
               equity.................................       $  21,973,978        $  21,052,052
                                                                ==========           ==========

See accompanying notes to consolidated financial statements.

                               ZOOM  TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31, 2002, 2003 and 2004

                                                              2002            2003            2004
                                                          ------------    ------------    ------------

Net sales (notes 13 and 17)...........................    $ 37,274,287    $ 33,335,209    $ 31,411,781
Cost of goods sold (note 5)...........................      27,937,544      23,120,573      23,345,918
                                                           -----------     -----------     -----------
                     Gross profit ....................       9,336,743      10,214,636       8,065,863
                                                           -----------     -----------     -----------
Operating expenses:
        Selling ......................................       5,848,137       5,270,585       4,800,165
        General and administrative (note 8)...........       3,405,043       3,117,764       3,619,480
        Research and development......................       3,526,350       2,766,967       2,927,225
                                                           -----------     -----------     -----------
                     Total operating expenses.........      12,779,530      11,155,316      11,346,870
                                                           -----------     -----------     -----------

                     Operating loss...................      (3,442,787)       (940,680)     (3,281,007)
                                                           -----------     -----------     -----------
Other income (expense):
        Interest income ..............................         102,604          87,427         149,381
        Interest expense..............................        (293,104)       (211,165)       (211,213)
        Equity in losses of affiliate (note 14).......         (56,666)              -               -
        Other, net....................................         313,619         396,363         270,991
                                                           -----------     -----------     -----------
                     Total other income (expense), net          66,453         272,625         209,159
                                                           -----------     -----------     -----------
                     Income (loss) before income taxes
                       and extraordinary item.........      (3,376,334)       (668,055)     (3,071,848)

Income tax expense (benefit)(note 12).................       2,014,539               -               -
                                                           -----------     -----------     -----------
                     Income (loss) before extraordinary
                       item...........................      (5,390,873)       (668,055)     (3,071,848)
                     Extraordinary gain on elimination
                       of negative goodwill...........         255,287               -               -
                                                           -----------     -----------     -----------
                     Net Income (loss)................    $ (5,135,586)   $   (668,055)   $ (3,071,848)
                                                           ===========     ===========     ===========
Basic and diluted earnings (loss) per share (note 2):

Loss before extraordinary item:
                     Basic and diluted................    $       (.68)   $       (.08)   $       (.36)
                                                           ===========     ===========     ===========

Extraordinary gain on elimination of negative goodwill    $        .03    $          -    $          -
                                                           ===========     ===========     ===========
Net loss:
                     Basic and diluted................    $       (.65)   $       (.08)   $       (.36)
                                                           ===========     ===========     ===========

Weighted average common and common equivalent shares:
                     Basic and diluted................       7,860,650       7,883,400       8,590,092
                                                           ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                                                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                                COMPREHENSIVE LOSS
                                                                        Retained     Accumulated
                                                          Additional    Earnings        Other                        Total
                                     Common Stock          Paid In    (accumulated  Comprehensive   Treasury Stock  Stockholders'
                                   Shares      Amount      Capital       deficit)    Income(Loss)  Shares   Amount     Equity
                                 ---------  -----------  -----------  ------------   ------------  ------  -------  -------------
Balance at December 31, 2001 ..  7,860,866  $28,245,215            -   $(9,634,692)   $ (194,795)      -         -   $18,415,728

Net profit (loss) .............          -            -            -    (5,135,586)            -       -         -    (5,135,586)
Foreign currency translation
adjustment ....................          -            -            -             -       206,550       -         -       206,550
 Comprehensive loss ...........          -            -            -             -             -       -         -    (4,929,036)
Incorporation to Delaware
 corporation ..................          -  (28,166,607)  28,166,607             -             -       -         -             -
Purchase of treasury stock ....          -            -            -             -             -   2,600    (2,196)       (2,196)
                                ----------  -----------  -----------  -------------  ------------  -----   --------  ------------
Balance at December 31, 2002 ..  7,860,866  $    78,608  $28,166,607  $(14,770,278)   $   11,755   2,600   $(2,196)  $13,484,496

Net profit (loss) .............          -            -            -      (668,055)            -       -         -      (668,055)
Foreign currency translation
adjustment ....................          -            -            -             -       322,854       -         -       322,854
 Comprehensive loss ...........          -            -            -             -             -       -         -      (345,201)
Exercise of stock options (note
11) ...........................    223,750        2,238      333,814             -             -       -         -       336,052
Purchase of treasury stock ....          -            -            -             -             -   5,800    (5,126)       (5,126)
                                ----------  -----------  -----------  -------------  ------------  ------  --------  ------------
Balance at December 31, 2003 ..  8,084,616  $    80,846  $28,500,421  $(15,438,333)   $  334,609   8,400   $(7,322)  $13,470,221

Net profit (loss) .............          -            -            -    (3,071,848)            -       -         -    (3,071,848)
Foreign currency translation
adjustment ....................          -            -            -             -       189,104       -         -       189,104
 Comprehensive loss ...........          -            -            -             -             -       -         -    (2,882,744)
Exercise of stock options (note
11) ...........................    850,900        8,509    2,072,306             -             -       -         -     2,080,815
                                ----------  -----------  -----------  -------------  ------------  ------  --------  ------------
Balance at December 31, 2004 ..  8,935,516  $    89,355  $30,572,727  $(18,510,181)   $  523,713   8,400   $(7,322)  $12,668,292
                                ==========  ===========  ===========  =============  ============  ======  ========  ============

See accompanying notes to consolidated financial statements.

                                ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31, 2002, 2003 and 2004

                                                               2002             2003             2004
                                                               ----             ----             ----
Cash flows from operating activities:
       Net income (loss)................................. $ (5,135,586)    $   (668,055)    $ (3,071,848)

       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
             Non-operating gain on refund of deposit.....            -          (40,237)               -
             Extraordinary gain on negative goodwill.....     (255,287)               -                -
             Depreciation and amortization...............      837,968          617,781          405,158
             Equity in losses of affiliate...............       56,666                -                -
             Net deferred income taxes...................    2,012,844                -                -
             Changes in operating assets and liabilities:
               Accounts receivable.......................    2,139,336          106,881          771,767
               Inventories...............................    4,300,593        2,011,334         (259,262)
               Prepaid expenses and other current assets.      (38,071)         643,276          (95,295)
               Accounts payable and accrued expenses        (1,015,173)        (430,629)          97,969
                                                            ----------       ----------       ----------
                     Net cash provided by (used in)
                       operating activities..............    2,903,290        2,240,351       (2,151,511)
                                                            ----------       ----------       ----------
Cash flows from investing activities:
       Purchases of property, plant and equipment........     (194,963)         (50,855)        (189,381)
                                                            ----------       ----------       ----------
                     Net cash provided by (used in)
                       investing activities..............     (194,963)         (50,855)        (189,381)
                                                            ----------       ----------       ----------
Cash flows from financing activities:
       Repayment of long-term debt.......................     (350,962)        (213,788)        (217,966)
       Exercise of nonqualified stock options............            -          336,052        2,080,815
       Payments to acquire treasury stock................       (2,196)          (5,126)               -
                                                            ----------       ----------       ----------
                      Net cash provided by (used in)
                        financing activities.............     (353,158)         117,138        1,862,849
                                                            ----------       ----------       ----------
Effect of exchange rate changes on cash..................        5,047          (14,524)          12,255
                                                            ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents.....    2,360,216        2,292,110         (465,788)
                                                            ----------       ----------       ----------
Cash and cash equivalents at beginning of year...........    5,252,058        7,612,274        9,904,384
                                                            ----------       ----------       ----------
Cash and cash equivalents at end of year.................  $ 7,612,274      $ 9,904,384      $ 9,438,596
                                                            ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                      ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2003 and 2004

(1)  INCORPORATION AND NATURE OF OPERATIONS
     Zoom Telephonics, Inc. (the "Company") was incorporated under the federal laws of Canada (Canada Business Corporations Act). Its principal business activity, the design, production, and marketing of broadband and dial-up modems and other communication-related products, is conducted through its wholly-owned subsidiary, Zoom Telephonics, Inc. ("Zoom US"), a Delaware corporation based in Boston, Massachusetts.

     In February 2002 the Company completed a transaction in which it changed its jurisdiction of incorporation from Canada to the State of Delaware effective March 1, 2002. In connection with the change in jurisdiction, the Company changed its name to Zoom Technologies, Inc. These changes were accomplished through a process called a continuance under the laws of Canada and a domestication under the laws of the State of Delaware, and were approved by the Company's shareholders at a stockholders' meeting on February 15, 2002.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include the useful lives of property, plant and equipment, the recoverability of long-lived assets, the collectibility of accounts receivable, the valuation allowance for deferred tax assets, the valuation of sales returns and allowances, the reserves for obsolete and slow moving inventory, and the write-downs of inventory valuation for the lower cost of market.

     (b)  Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zoom US, and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents
     The Company considers all investments with original maturities of less than 90 days to be cash equivalents. Included in cash and cash equivalents at December 31, 2004 and 2003 was a deposit for approximately $19,000 and $267,000, respectively, in a duty deferment account approved by H.M. Customs and Excise in the United Kingdom for the deferment of value added taxes for imports.

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
                                         2002            2003            2004
                                         ----            ----            ----
Basic weighted
   average shares outstanding .......  7,860,650       7,883,400       8,590,092

Net effect of dilutive potential
   common shares outstanding, based
   on the treasury stock method......          -               -               -
                                       ---------       ---------       ---------
Diluted weighted
   average shares outstanding........  7,860,650       7,883,400       8,590,092
                                       =========       =========       =========

     Potential  common  shares  for which  inclusion  would  have the  effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. The dilutive effect of options to purchase 3,814, 206,414 and 769,790 shares of common stock at December 31, 2002, 2003, and 2004, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

     (i)  Revenue Recognition

     The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company earns a small amount of royalty that is included in its net sales, primarily from internet service providers. The Company generally does not sell software. The Company began selling services in 2004. The Company introduced its Global Village VoIP service in late 2004, but sales of those services in 2004 were not material.

     The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, and original equipment manufacturers (OEMs). The Company sells a very small amount of its hardware products to direct consumers or to any customers via the internet.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     The Company recognizes hardware net sales for all three types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of its customer contracts or purchase orders specify FOB destination. The Company verifies the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

     The Company's net sales of hardware are reduced by certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on careful management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

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

     The Company's 2004 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. No sales of VoIP services were made to resellers in 2004. The end-user-customer became a services customer by electing to sign up for the Global Village billable service on the internet. The Company recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

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

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

                                                                       YEAR ENDED DECEMBER 31,
                                                                 2002             2003             2004
                                                             ------------     ------------    -------------
Net income (loss), as reported.........................      $(5,135,586)     $  (668,055)    $ (3,071,848)

Deduct: Total stock-based employee compensation expense
determined under fair value based method fpr all awards
net of related tax effects.............................       (1,109,003)        (372,009)        (591,459)
                                                             ------------     ------------    -------------
Proforma net income (loss).............................      $(6,244,589)     $(1,040,064)    $ (3,663,307)
                                                             ============     ============    =============
Earnings (loss) per share:
Basic -- as reported...................................      $     (0.65)     $     (.08)     $       (.36)
Basic -- proforma......................................      $     (0.79)     $     (.13)     $       (.43)
                                                             ============     ============    =============
Diluted -- as reported.................................      $     (0.65)     $     (.08)     $       (.36)
Diluted -- proforma....................................      $     (0.79)     $     (.13)     $       (.43)

     Weighted-average assumptions: 2002-expected dividend yield 0.00%, risk-free interest rate of 2.65%, volatility 106% and an expected life of 2.5 years; 2003-expected dividend yield 0.00%, risk-free interest rate of 1.82%, volatility 124% and an expected life of 2.0 years; 2004-expected dividend yield 0.0%, risk-free interest rate of 2.32%, volatility 110% and an expected life of 2.0 years.

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

(3)  LIQUIDITY
     In 2004 the Company's net cash used in operating activities was $2.2 million, net cash used in investing activities was $.2 million, and net cash provided by financing activities was $1.9 million. On
          December 31, 2003 and 2004 Zoom had cash and cash equivalents of approximately $9.9 million and $9.4 million, respectively.

     On March 16, 2005 Zoom Telephonics, a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow revolving loans for working capital and general corporate purposes,
          (ii) issue letters of credit, (iii) enter into foreign

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          exchange forward contracts, and (iv) support certain cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank's prime rate plus 1%. This interest rate will be reduced to Silicon Valley Bank's prime rate plus .5% if the Company records two consecutive quarters of combined profitability.

     On March 15, 2006 Silicon Valley Bank's commitment to extend revolving loans under the Loan and Security Agreement terminates and all outstanding obligations under the agreement become due.

     The revolving loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company, excluding intellectual property and real estate. The Company guaranteed the obligations of Zoom Telephonics under the revolving line of credit and pledged all of the stock of Zoom Telephonics in support of the Company's guarantee. The Loan and Security Agreement requires that Zoom Telephonics maintain a minimum adjusted quick ratio and a minimum net worth. In addition, Zoom Telephonics is required to obtain Silicon Valley Bank's prior written consent to among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, or repurchase stock. This consent may not be unreasonably withheld.

     The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all obligations of Zoom Telephonics and sell its assets to satisfy the obligations under the Loan and Security Agreement.

     The Company believes its current availability under the line is $2 million.

     To conserve cash and manage the Company's liquidity, the Company has implemented expense reductions throughout 2002, 2003, and 2004. The employee headcount was 329 at December 31, 2000, which was reduced to 185 at December 31, 2002, 159 at December 31, 2003, and to 154 at December 31, 2004. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2005, and may make further reductions if these actions are deemed necessary.

     In recent years, the Company's sales have declined as its major product market, the dial-up modem retail after-market, has declined. This trend continues, as personal computer manufacturers incorporate a dial-up modem as a built-in component in most consumer personal computers and increasing numbers of consumers world-wide are switching to broadband Internet access. The Company's sales of products for the broadband Internet market have been growing, and in 2004 represented 40% of total net sales. The Company's future success will depend in large part on the ability to improve its penetration of the growing broadband modem markets.

     The Company's mortgage loan on the two buildings constituting our headquarters facility, of which $5.1 million was outstanding on December 31, 2004 will be due and payable on January 10, 2006. Based upon recent indications of interest from potential lenders, the Company believes it will be able to refinance the mortgage or, in the alternative, sell our buildings for a purchase price significantly in excess of the outstanding amounts under the loan.

     The Company's total current assets at December 31, 2004 were $18.3 million and current liabilities were $3.5 million and long-term debt was $4.9 million. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(4)  NEW ACCOUNTING PRONOUNCEMENTS
     Recently Issued or Proposed Accounting Pronouncements
     In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005 with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect, if any, that the adoption of SFAS 151 will have on its consolidated results of operations.

(5)  INVENTORIES
     Inventories consist of the following at December 31:

                                            2003          2004
                                            ----          ----
        Raw materials.............      $ 1,754,850   $ 2,595,730
        Work in process...........          639,425       920,075
        Finished goods............        2,376,941     1,514,673
                                        -----------   -----------
                     Net Inventory      $ 4,771,216   $ 5,030,478
                                        ===========   ===========

     During 2003 the Company recorded lower of cost or market write-downs of $0.3 million related to broadband and wireless inventory.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(6)  PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following at December 31:

                                                                      Estimated
                                             2003          2004     useful lives
                                             ----          ----     ------------
        Land........................... $   309,637    $   309,637        -
        Buildings and improvements.....   2,774,281      2,767,517    31.5 years
        Leasehold improvements.........     483,039        483,039     5 years
        Computer hardware and software.   3,565,595      3,624,027     3 years
        Machinery and equipment........   1,753,001      1,837,064     5 years
        Molds, tools and dies..........   1,537,464      1,591,114     5 years
        Office furniture and fixtures..     275,516        275,516     5 years
                                        -----------    -----------
                                        $10,698,533    $10,887,914
        Less accumulated depreciation
          and amortization               (7,779,548)    (8,184,706)
                                        -----------    -----------
                                        $ 2,918,985    $ 2,703,208
                                        ===========    ===========

(7)  COMMITMENTS AND CONTINGENCIES
     (a) Lease Obligations
     The Company leases a manufacturing and warehousing facility in Boston, Massachusetts, an office facility in Camberley, United Kingdom, and a technical support facility in Boca Raton, Florida. The Boston,
          Massachusetts lease expires in March 2006. In September 2002 we entered into a five year lease, as a tenant, for approximately 3,500 square feet at 951 Broken Sound Parkway, Boca Raton, Florida, which expires in August 2007. In March 1999 the Company assumed an office lease from Hayes Microcomputer Products, Inc. at 430 Frimley Business Park, Camberley Surrey, U.K. The Company has agreed to extend this lease term to March 2006. Total rent expense, under non-cancelable operating leases, was $782,000, $757,821 and $795,102 for the years ended December 31, 2002, 2003 and 2004, respectively.

     The Company's estimated future minimum rental payments, excluding executory costs, under these operating leases are set forth in the table below.
                                  Year              Total
                                  ----             -------
                                  2005             846,985
                                  2006             386,916
                                  2007              77,338
     (b)  Contingencies
     The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows. The Company had no Letters of Credit outstanding at December 31, 2004.

     (c)  Concentrations
     The Company participates in the PC peripherals industry, which is characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological developments. The Company's operating results could be adversely affected should the Company be unable to successfully anticipate customer demand accurately; manage its product transitions, inventory levels and manufacturing process efficiently; distribute its product quickly in response to customer demand; differentiate its products from those of its competitors or compete successfully in the markets for its new products.

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

(8)  EXTRAORDINARY GAIN
     In March 2002 the Company recorded negative goodwill that resulted from the purchase of the Hayes Microcomputer Products U.K., business, where the value of the net assets acquired exceeded the cost.

     On January 1, 2002 the Company recorded an extraordinary gain of $0.3 million upon the adoption of SFAS No. 142. The gain resulted from the elimination of the remaining negative goodwill on the Company's consolidated balance sheet.

(9)  Comprehensive Income (loss)
     The  components of comprehensive income (loss), net of tax, are as follows:

                                          2002           2003           2004
                                          ----           ----           ----
Net income (loss)................     $(5,135,586)   $  (668,055)   $(3,071,848)
Foreign currency translation
 adjustment......................         206,550        322,854        189,104
                                      ------------    -----------    -----------
Comprehensive income (loss)......     $(4,929,036)   $  (345,201)   $(2,882,744)
                                      ============    ===========    ===========

     Foreign currency translation adjustment represented the entire balance within accumulated other comprehensive income (loss) at December 31, 2002, 2003 and 2004.

(10) LONG-TERM DEBT
     On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. The rate is adjusted on January 10th of each calendar year commencing on January 10, 2002. The rate was adjusted to 5.8% on January 10, 2005. On September 24, 2002 the Company paid an additional principal payment of $178,761 in compliance with a mortgage covenant. Future minimum principal payments are due as follows at December 31, 2004.
                          Year                Total
                          ----                -----
                          2005               229,555
                          2006             4,872,298
                                           ---------
                          Total          $ 5,101,853

(11) STOCK OPTION PLANS
     At December 31, 2004 the Company had three stock option plans, which are described below:

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

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

          accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:
                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 2001         1,038,000               $ 4.48
          Granted...................           325,000                 1.00
          Exercised.................                 -                    -
          Expired...................          (115,000)                4.84
                                              ---------                ----
        Balance at December 31, 2002         1,248,000               $ 3.54
          Granted...................           310,000                 1.95
          Exercised.................           (37,000)                1.65
          Expired...................          (322,000)                7.49
                                              ---------                ----
        Balance at December 31, 2003         1,199,000               $ 2.13
          Granted...................                 -                    -
          Exercised.................          (631,000)                 2.67
          Expired...................                 -                    -
                                             ----------                ----
        Balance at December 31, 2004           568,000               $ 1.52
                                             ==========                ====

     The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2004:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                                      Weighted Average
                        Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
     $ 1.00              258,000            0.40               $ 1.00            258,000           $ 1.00
       1.95              310,000            1.80                 1.95            155,000             1.95
----------------         -------            ----                 ----            -------             ----
$ 1.00 to $1.95          568,000            1.20 years         $ 1.52            413,000           $ 1.36
================         =======            ==========         ======            =======           ======

     In 1991 the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. In 2003, the Directors Plan was amended to provide that, each eligible director is automatically granted an option to purchase 12,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 2003. Prior to the amendment to the Directors Plan, eligible directors were automatically granted an option to purchase 6,000 shares of common stock on July 10 and January 10 of each year, beginning on July 10, 1991. The option price is the fair market value of the common stock on the date the option is granted. There are 450,000 shares authorized for issuance under the Directors Plan. Each option expires two years from the grant date. Options outstanding under this plan are as follows:
                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 2001          72,000                 $ 5.48
          Granted...................          36,000                   1.17
          Exercised.................               -                      -
          Expired...................         (36,000)                  7.69
                                             --------                  ----
        Balance at December 31, 2002          72,000                 $ 2.21
          Granted...................          54,000                   0.95
          Exercised.................         (36,000)                  1.18
          Expired...................         (36,000)                  3.26
                                             --------                  ----
        Balance at December 31, 2003          54,000                 $ 0.94
          Granted...................          72,000                   3.81
          Exercised.................         (30,000)                  0.85
          Expired...................               -                      -
                                             --------                  ----
        Balance at December 31, 2004          96,000                 $ 3.12
                                             ========                  ====

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2004:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     -------------------------------
                                      Weighted Average
                       Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
     $ 1.05            24,000               0.5                $ 1.05            24,000           $ 1.05
     $ 3.07            36,000               1.5                $ 3.07                 -           $    -
     $ 4.55            36,000               1.0                $ 4.55            36,000           $ 4.55
----------------      -------               ---------          ------            ------           ------
$ 1.05 - $ 4.55        96,000               1.1 years          $ 3.12            60,000           $ 3.15
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

                                                                Weighted average
                                          Number of shares       exercise price
        Balance at December 31, 2001          699,900                $ 4.55
          Granted...................          363,600                  1.00
          Exercised.................                -                     -
          Expired...................         (283,000)                 3.55
                                              -------                  ----
        Balance at December 31, 2002          780,500                $ 3.16
          Granted...................          240,000                  1.85
          Exercised.................         (150,750)                 1.54
          Expired...................         (287,700)                 5.77
                                              -------                  ----
        Balance at December 31, 2003          582,050                $ 1.76
          Granted...................           68,500                  3.64
          Exercised.................         (189,900)                 1.95
          Expired...................         ( 70,075)                 2.19
                                              -------                  ----
        Balance at December 31, 2004          390,575                $ 1.91
                                              =======                  ====

     The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2004:

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                                      Weighted Average
  Range of              Number           Remaining        Weighted Average       Number       Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price      Exercisable     Exercise Price
   $  1.00             110,350               0.5               $  1.00           110,350          $ 1.00
      1.85             213,225               1.8                  1.85           104,725            1.85
      2.77               5,000               2.7                  2.77                 -               -
  3.56 to 3.59          57,000               2.9                  3.59                 -               -
      4.83               5,000               2.1                  4.83                 -               -
----------------       -------               ---------           -----            ------           -------
$ 1.00 to $ 4.83       390,575               1.6 years         $  1.91           215,075          $ 1.41
================       =======               =========           =====           =======           =======

     On December 31, 2004 there were 1,068,721 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2002, 2003, and 2004 was $0.54, $1.14 and $2.18, respectively, on the date of grant using the Black Scholes option-pricing model (see note 2).

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(12) INCOME TAXES
     Income tax expense (benefit) consists of the following:

                                             Current        Deferred           Total
                                             -------        --------           -----
        Year ended December 31, 2002:
          US federal..................     $       -    $  1,612,634    $  1,612,634
          State and local.............             -         400,210         400,210
          Foreign.....................         1,695               -           1,695
                                              ------     -----------     -----------
                                           $   1,695    $  2,012,844    $  2,014,539
                                              ======     ===========     ===========
        Year ended December 31, 2003:
          US federal..................     $       -    $          -    $          -
          State and local.............             -               -               -
          Foreign.....................             -               -               -
                                             -------     -----------     -----------
                                           $       -    $          -    $          -
                                             =======     ===========     ===========
        Year ended December 31, 2004:
          US federal..................     $       -    $          -    $          -
          State and local.............             -               -               -
          Foreign.....................             -               -               -
                                             -------     -----------     -----------
                                           $       -    $          -    $          -
                                             =======     ===========     ===========

     Income tax  expense  (benefit)  was  $2,014,539  dollars for the year ended
          December 31, 2002 and zero dollars for the years ended December 31, 2003 and 2004, and differed from the amounts as computed by applying the US statutory tax rate of 34% to pretax loss as a result of the following:

                                                                      2002          2003           2004
                                                                      ----          ----           ----
        Computed "expected" US tax expense (benefit)..........   $(1,147,954)   $  (227,139)   $(1,044,428)
        Increase (reduction) in income taxes resulting from:
          State and local income taxes, net of federal
            income tax benefit................................       264,139              -             -
          Increase (reduction) in federal valuation allowance.     2,885,398        219,215      1,023,535
          Other, net..........................................        12,956          7,924         20,893
                                                                  -----------    -----------    -----------
        Income tax expense (benefit)                             $ 2,014,539    $         -    $         -
                                                                  ===========    ===========    ===========

     Total income tax expense (benefit) was allocated as follows:

                                                                      2002          2003           2004
                                                                      ----          ----           ----
        Loss from operations..................................   $ 2,014,539    $         -    $        -
        Stockholders' equity, for compensation expense
          for tax purposes in excess of amounts
          recognized for financial statement purposes.........             -              -             -
                                                                  -----------     ----------    ----------
                                                                 $ 2,014,539    $         -    $        -
                                                                  ===========     ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002, 2003, and 2004 are presented below:

                                                                      2002           2003          2004
                                                                      ----           ----          ----
        Deferred tax assets:
        Inventories, primarily non-deductible reserves........   $ 2,688,239     $ 2,409,923   $ 1,861,978
        Accounts receivable,
          primarily returns and allowances....................       340,213         483,057       270,041
        Accrued expenses, principally provisions
          not currently deductible............................       228,992         141,157       166,487
        Net operating loss carryforwards and credits..........     9,768,697       9,132,219    11,325,988
        Depreciation and amortization.........................     1,455,958       1,340,233     1,616,459
        Other.................................................        88,933         102,594       118,526
                                                                  ----------       ---------     ---------
        Total gross deferred tax assets                           14,571,030      13,609,183    15,359,479
        Less valuation allowance                                 (14,571,030)    (13,609,183)  (15,359,479)
                                                                  ----------      ----------    ----------
        Net deferred tax assets                                  $         -     $         -   $         -
                                                                  ==========      ==========    ==========

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

     On December 31, 2004 the Company had federal net operating loss carryforwards of approximately $28,638,000. These federal net operating losses are available to offset future taxable income, and are due to expire beginning 2019. The Company had state net operating loss carryforwards in various states of approximately $26,824,000. These federal and state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2005 through 2009. The Company recorded a deferred tax asset valuation allowance against the portion of the deferred tax assets that management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

     Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets, if any, will be allocated as follows: $14,756,000 to continuing operations and $600,000 to additional paid-in capital which is attributable to the exercise of employee stock options.

(13) SIGNIFICANT CUSTOMERS
     Three customers each  comprised of  approximately  10% or more of net sales for the years ended December 31, 2002, 2003 and 2004. On December 31, 2004 three customers comprised approximately 38% of net accounts receivable. On December 31, 2003, three customers comprised approximately 49% of net accounts receivable.

     One of the Company's significant customers has notified the Company that they want to purchase on a consignment basis for their dial-up modem category. That customer has also indicated that they plan to reduce the number of brands of dial-up modems that they sell, and that they cannot assure that they will continue to sell the Company's products.

(14) INVESTMENT IN AFFILIATES
     In September 1999 the Company made an investment in a limited liability company ("LLC"). The Company granted the LLC the rights to a software license in exchange for 300,000 Class A shares of the LLC, which were valued by the Company at $300,000. The value at which the outside investors paid cash for shares received as part of the same equity infusion was used by the Company to value their shares received. In May 2000, the LLC converted to a "C" corporation. In March 2001 and December 2001 the Company made additional investments in the affiliate for a total of $141,665, maintaining the same percent of ownership. As a result of the recognition of the Company's share of equity in losses of the affiliate, the investment balance as of December 31, 2002 has been reduced to zero.

(15) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   2002       2003         2004
                                                   ----       ----         ----
       Cash paid during year for interest      $ 306,237   $ 215,571   $ 210,941
                                                  ======   =========   =========
       Cash paid during year for income taxes  $  66,624   $       -   $       -
                                                  ======   =========   =========

     The tax benefit of the exercise of stock options resulted in no increases to additional paid-in capital in 2004 or 2003, since the Company believes that it is more likely than not that these deferred tax assets will not be realized. No options were exercised in 2002.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(16) DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS
     The Company produces its products using components or subassemblies purchased from third-party suppliers.

     Beginning in  2002  the  Company  entered  into  supply  arrangements  with suppliers of some components that included price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company was committed to certain purchase requirements over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. At December 31, 2004, those commitments had been met. In connection with these arrangements, the Company became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. The Company received the remainder of the no-charge components in the first quarter of 2002. The favorable impact to the Company's statement of operations was calculated as a purchase discount over the estimated total number of components acquired through the 30 month supply agreement and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangement were sold. This method of accounting was consistent each year, covering 2002 through 2004.

     Currently a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime") and Vtech. The loss of these services or a material adverse change in their business or in our relationship could materially and adversely harm our business. To lessen the risk associated with these companies being the primary manufacturers of a substantial portion of our products and for a number of other reasons including cost and availability, we are also using Billion, Billionton, Lite-On, Taicom and Well to manufacture various products.

(17) SEGMENT AND GEOGRAPHIC INFORMATION
     The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales to North America and net sales to international locations for 2002, 2003, and 2004 were comprised as follows:

                        2002     % of Total         2003      % of Total        2004      % of Total
                        ----     ----------         ----      ----------        ----      ----------
North America     $  22,342,890       60%     $  18,212,110       55%     $  14,026,601       45%
International        14,931,397       40%        15,123,099       45%        17,385,180       55%
                     ----------     ----         ----------      ----        ----------      ----
Total             $  37,274,287      100%     $  33,335,209      100%     $  31,411,781      100%
                     ==========     ====         ==========      ====        ==========      ====

(18) RETIREMENT PLAN
     The Company established a 401(k) retirement savings plan for employees in January 1996. Under the provisions of the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Total Company contributions and expense in 2002, 2003 and 2004 were $34,531, $29,587 and $23,654 respectively.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(19) SELECTED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)
     The following table sets forth selected quarterly financial for the years ended December 31, 2003 and 2004. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                            2003 Quarter Ended                     2004 Quarter Ended
                                     Mar. 31  June 30 Sept. 30  Dec. 31     Mar. 31  June 30  Sept.30  Dec. 31
                                     -------  ------- --------  -------     -------  -------  -------  -------
Net sales.........................   $ 7,538  $ 7,537  $ 9,104  $ 9,156     $ 7,792  $ 8,091  $ 7,143  $ 8,386
Costs of goods sold...............     5,393    5,777    6,146    5,804       5,480    5,841    5,646    6,379
                                      ------   ------   ------   ------      ------   ------   ------   ------
  Gross profit (loss).............     2,145    1,760    2,958    3,352       2,312    2,250    1,497    2,007
                                      ------   ------   ------   ------      ------   ------   ------   ------
Operating expenses:
  Selling.........................     1,362    1,227    1,376    1,306       1,226    1,171    1,115    1,288
  General and administrative......       958      843      612      705         954    1,064      780      822
  Research and development........       752      743      660      612         678      665      722      862
                                      ------    -----    -----    -----       -----    -----    -----    -----
   Total operating expenses.......     3,072    2,813    2,648    2,623       2,858    2,900    2,617    2,972
                                      ------    -----    -----    -----       -----    -----    -----    -----
   Operating profit (loss)........      (927)  (1,053)     310      729        (546)    (650)  (1,120)    (965)
Other income (expense), net.......        87       62       96       27         (12)      70       92       59
                                         ---      ---       --       --          --       --       --       --
   Income (loss) before income
    taxes and extraordinary item..      (840)    (991)     406      756        (558)    (580)  (1,028)    (906)
Income tax expense (benefit)......         -        -        -        -           -        -        -        -
                                      ------   ------   ------    -----       -----    -----    -----    -----
   Income (loss) before
    extraordinary item............      (840)    (991)     406      756        (558)    (580)  (1,028)    (906)
                                      ------   ------   ------    -----       -----    -----    -----    -----
   Net income (loss)..............    $ (840) $  (991) $   406  $   756      $ (558) $  (580) $(1,028) $  (906)
                                       =====    =====    =====    =====       =====    =====    =====    =====
Net loss per common share:
   Basic..........................   $ (0.11) $ (0.13) $  0.05  $  0.09      $(0.07) $ (0.07) $ (0.12) $ (0.10)
   Diluted........................   $ (0.11) $ (0.13) $  0.05  $  0.09      $(0.07) $ (0.07) $ (0.12) $ (0.10)

Weighted average common and common equivalent Shares:
   Basic..........................     7,853    7,852    7,857    7,970       8,136    8,466    8,791    8,900
   Diluted........................     7,853    7,852    8,081    8,593       8,136    8,466    8,791    8,900

                                  EXHIBIT INDEX

(a)           Financial Statements, Schedules and Exhibits:

    (1), (2) The consolidated financial statements and required schedules are indexed on page F-1.

    (3)       Exhibits  required  by  the   Exhibit  Table  of  Item  601 of SEC
              Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

        3.1 Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K"). *

        3.2 By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

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

       10.9   Form  of   Non-Qualified  Stock  Option  Agreement  for  Executive
              Officers.

       10.10  Summary of Directors' Compensation.

       10.11  Loan and  Security  Agreement with Silicon  Valley Bank,  filed as
              Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005. *

       21. Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

       23. Consent of KPMG LLP, independent registered public accounting firm.

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

     **   Compensation Plan or Arrangement.

                                   EXHIBIT 23.

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Zoom Technologies, Inc.:



We consent to the incorporation by reference in the registration statements (No. 33-42834, No. 33-90930, No. 333-60565, No. 333-75575, No. 33-90191, No.
333-47188,  No. 333-97573 and No.  333-107923) on Form S-8 of Zoom Technologies,
Inc. of our reports dated February 10, 2005, except as to Note 3, which is as of March 30, 2005, with respect to the consolidated balance sheets of Zoom
Technologies, Inc. and subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related consolidated financial statement schedule, which reports appear in the December 31, 2004 annual report on Form 10-K of Zoom Technologies, Inc.



                                        /s/ KPMG LLP

Boston, Massachusetts
March 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Zoom Technologies, Inc.:



Under date of February 10, 2005 except as to Note 3, which is as of March 30, 2005, we reported on the consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP


Boston, Massachusetts
February 10, 2005 except as to Note 3, which is as of March 30, 2005.

SCHEDULE II

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2002, 2003 and 2004

                                  Balance at       Charged        Amount        Balance
                                   Beginning   (Credited) to   written off      at end
        Description                 of year        Expense     (Recoveries)     of year
                                    --------       -------     ------------     --------
Reserve for doubtful accounts..  $   232,271    $   146,712    $   319,577   $    59,406
Reserve for price protection...      739,113        380,048        454,829       664,332
Reserve for sales returns......      680,042      4,196,684      3,962,712       914,014
COOP advertising and other
allowances.....................    1,165,023      2,947,460      3,103,826     1,008,657
                                   ---------      ---------     ----------     ---------
Year ended December 31, 2002     $ 2,816,449    $ 7,670,904    $ 7,840,944   $ 2,646,409
                                   =========     ==========     ==========     =========
Reserve for doubtful accounts..  $    59,406    $   (42,713)   $ ( 105,221)  $   121,914
Reserve for price protection...      664,332        168,095        722,866       109,561
Reserve for sales returns......      914,014      3,260,578      3,404,030       770,562
COOP advertising and other
allowances.....................    1,008,656      2,648,885      2,869,373       788,168
                                   ---------      ---------     ----------     ---------
Year ended December 31, 2003     $ 2,646,408    $ 6,034,845    $ 6,891,048   $ 1,790,205
                                   =========     ==========     ==========     =========
Reserve for doubtful accounts..  $   121,914    $   (37,184)   $   (33,462)  $   118,192
Reserve for price protection...      109,561        145,697        236,529        18,729
Reserve for sales returns......      770,562      2,658,411      2,822,674       606,299
COOP advertising and other
allowances.....................      788,168      1,156,371      1,328,304       616,235
                                   ---------      ---------     ----------     ---------
Year ended December 31, 2004     $ 1,790,205    $ 3,923,295    $ 4,354,045   $ 1,359,455
                                   =========     ==========     ==========     =========
