Form 10-Q
period 2005-03-31
ZOOM TECHNOLOGIES INC
filed 2005-05-16
CIK 822708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 11, 2005, was 9,080,091 shares.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX

Part I. Financial Information                                              Page

  Item 1.      Consolidated Balance Sheets as of March 31, 2005
                      and December 31, 2004 (unaudited)                     3

               Consolidated Statements of Operations for the three months
                      ended  March 31, 2005 and 2004 (unaudited)            4

               Consolidated Statements of Cash Flows for the three
                      months ended March 31, 2005 and 2004 (unaudited)      5

               Notes to Consolidated Financial Statements                   6-10

  Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10-22

  Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk                                                   22

  Item 4.      Controls and Procedures                                     22-23

Part II. Other Information

  Item 6.      Exhibits                                                      23

               Signatures                                                    24

               Exhibit Index                                                 25

PART I - FINANCIAL INFORMATION


                              ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                                     Consolidated Balance Sheets
                                               (unaudited)

                                                                March 31, 2005   December 31, 2004
                                                                --------------   -----------------
   Assets

Current assets:
    Cash and cash equivalents                                                 $   7,607,957    $   9,438,596
    Accounts receivable, net of reserves for doubtful
       accounts, returns, and allowances of $1,366,518 at
       March 31, 2005 and $1,359,455 at December 31, 2004                         2,674,323        3,349,781
    Inventories                                                                   6,245,027        5,030,478
    Prepaid expenses and other current assets                                       302,876          529,989
                                                                                 ----------       ----------
             Total current assets                                                16,830,183       18,348,844

    Property, plant and equipment, net                                            2,640,329        2,703,208
                                                                                 ----------       ----------
             Total assets                                                     $  19,470,512    $  21,052,052
                                                                                 ==========       ==========

   Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                         $   5,050,262    $     229,555
    Accounts payable                                                              1,841,891        2,006,819
    Accrued expenses                                                              1,145,478        1,275,088
                                                                                 ----------       ----------
             Total current liabilities                                            8,037,631        3,511,462

Long-term debt, less current portion                                                      -        4,872,298
                                                                                 ----------       ----------
             Total liabilities                                                    8,037,631        8,383,760
                                                                                 ----------       ----------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 9,032,391 shares, outstanding 9,023,991 at March 31, 2005 and issued 8,935,516 shares,
    outstanding 8,927,116 at December 31, 2004                                       90,324           89,355
  Additional paid-in capital                                                     30,676,495       30,572,727
  Retained earnings (accumulated deficit)                                       (19,814,732)     (18,510,181)
  Accumulated other comprehensive income (loss)                                     488,116          523,713
  Treasury stock, at cost                                                            (7,322)          (7,322)
                                                                                 ----------       ----------
             Total stockholders' equity                                          11,432,881       12,668,292
                                                                                 ----------       ----------
             Total liabilities and stockholders' equity                       $  19,470,512    $  21,052,052
                                                                                 ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                         ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                          Consolidated Statements of Operations
                                       (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                               -----------------------------
                                                                    2005            2004
                                                                    ----            ----
Net sales                                                       $  6,436,543    $  7,791,605
Costs of goods sold                                                4,904,354       5,479,549
                                                                ------------    ------------
                      Gross profit                                 1,532,189       2,312,056

Operating expenses:
         Selling                                                   1,120,090       1,225,977
         General and administrative                                  822,456         953,332
         Research and development                                    749,298         678,219
                                                                ------------    ------------
                      Total operating expenses                     2,691,844       2,857,528
                                                                ------------    ------------
                      Operating income (loss)                     (1,159,655)       (545,472)

Other income (expense):
         Interest income                                              46,981          24,182
         Interest (expense)                                          (65,783)        (52,648)
         Other, net                                                 (126,094)         16,376
                                                                ------------    ------------
                      Total other income (expense), net             (144,896)        (12,090)
                                                                ------------    ------------
                      Income (loss) before income tax
                        expense                                   (1,304,551)       (557,562)

Income tax expense (benefit)                                               -               -
                                                                ------------    ------------

                      Net income (loss)                         $ (1,304,551)   $   (557,562)
                                                                ============    ============
Earnings (loss) per common share:

                      Basic                                     $      (0.15)   $      (0.07)
                                                                ============    ============
                      Diluted                                   $      (0.15)   $      (0.07)
                                                                ============    ============

Weighted average common and common equivalent shares

                      Basic                                        8,967,122       8,136,012
                                                                ============    ============
                      Diluted                                      8,967,122       8,136,012
                                                                ============    ============

See accompanying notes to unaudited consolidated financial statements.

                             ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                       2005               2004
                                                                -----------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $  (1,304,551)       $   (557,562)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                     85,556             116,721
      Changes in operating assets and liabilities:
        Accounts receivable, net                                      635,475             (24,938)
        Inventories                                                (1,214,549)           (796,786)
        Prepaid expenses and other assets                             227,113             (24,411)
        Accounts payable and accrued expenses                        (294,538)            (58,129)
                                                                   ----------          ----------
           Net cash provided by (used in) operating activities     (1,865,494)         (1,345,105)
                                                                   ----------          ----------
Cash flows from investing activities:
Additions to property, plant and equipment                            (22,677)            (26,176)
                                                                   ----------          ----------
           Net cash provided by (used in) investing activities        (22,677)            (26,176)
                                                                   ----------          ----------
Cash flows from financing activities:
    Principal payments on long-term debt                              (51,591)            (54,544)
    Proceeds from exercise of stock options                           104,737             570,204
                                                                   ----------          ----------
           Net cash provided by (used in) financing activities         53,146             515,660
                                                                   ----------          ----------
Effect of exchange rate changes on cash                                 4,386                 179
                                                                   ----------          ----------
Net increase (decrease) in cash                                    (1,830,639)           (855,442)

Cash beginning of period                                            9,438,596           9,904,384
                                                                   ----------           ---------
Cash end of period                                              $   7,607,957       $   9,048,942
                                                                   ==========           =========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:
    Interest                                                    $      65,783       $      52,648
                                                                   ==========           =========
    Income taxes                                                $           -       $           -
                                                                   ==========           =========

   See accompanying notes to unaudited consolidated financial statements.

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-K.

     The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated financial statements include the accounts and operations of the Company's wholly-owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

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
                                                    Three Months
                                                   Ended March 31,
                                            ---------------------------
                                                 2005          2004
                                            ------------   ------------
Net income (loss), as reported.........     $ (1,304,551)  $   (557,562)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects.............          (89,566)      (173,868)
                                            ------------   ------------
Pro forma net income (loss)............       (1,394,117)  $   (731,430)
                                            ============   ============
Income (loss) per share:
Basic and diluted - as reported........     $      (0.15)  $      (0.07)
Basic and diluted - pro forma..........     $      (0.16)  $      (0.09)

(c)  Recently Issued or Proposed Accounting Pronouncements

     In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." All share-based payments to employees, including grants of employee stock options, must be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense starts being recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. Zoom is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share.

     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. The Company is currently evaluating the effect, if any, that the adoption of SFAS 151 will have on its consolidated results of operations.

(2)  Liquidity; Revolving Line of Credit

     On March 31, 2005 the Company had working capital of $8.8 million, including $7.6 million in cash and cash equivalents.

     On March 16, 2005 Zoom Telephonics, Inc., a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank's prime rate plus 1%. The loan rate at March 31, 2005 was 6.75%. This interest rate will be reduced to Silicon Valley Bank's prime rate plus .5% if the Company records two consecutive quarters of combined profitability. The revolving line of credit terminates, and all outstanding obligations under the Loan and Security Agreement become, due on March 15, 2006.

     The revolving loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company and Zoom Telephonics, Inc., excluding intellectual property and real estate. The Company guaranteed the obligations of Zoom Telephonics under the revolving line of credit and pledged all of the stock of Zoom Telephonics in support of its guarantee. The Loan and Security Agreement requires that the Company maintain a minimum adjusted quick ratio and a minimum net worth. In addition, Zoom Telephonics is required to obtain Silicon Valley Bank's prior written consent to among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, or repurchase stock. This consent may not be unreasonably withheld.

     The Loan and Security Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control, and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all of Zoom Telephonics' obligations and sell its assets to satisfy obligations under the Loan and Security Agreement. The Company's current availability under the line is $2 million. As of March 31, 2005 no amounts were outstanding under the revolving line of credit and the Company was in compliance with all covenants.

     To conserve cash and manage liquidity during the past few years, the Company has implemented expense reductions, including the reduction of employee headcount and overhead costs. The employee headcount was 185 at December 31, 2002 and 143 at March 31, 2005. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2005, and the Company may make further cost reductions if the actions are deemed necessary.

     Management believes the Company has sufficient resources to fund its normal operations through March 31, 2006. However, if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected. Moreover, the Company's liquidity could be significantly impaired if it is not able to either refinance the mortgage or sell the buildings on or before the maturity date of the mortgage in January 2006. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm the Company's business, operating results, and financial condition.

(3) Earnings Per Share

     The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company's reported net income (loss) is as follows:
                                         Three Months Ended
                                              March 31,
                                    -----------------------------
                                        2005               2004
                                    -----------       -----------
Basic:
   Net income (loss)                $(1,304,551)      $  (557,562)
Weighted average shares
   outstanding                        8,967,122         8,136,012
                                    -----------       -----------
Net income (loss) per share         $      (.15)      $      (.07)
                                    ===========       ===========
Diluted:
    Net income (loss)               $(1,304,551)      $  (557,562)

Weighted average shares
   outstanding                        8,967,122         8,136,012

Net effect of dilutive stock
   options based on the
   Treasury stock method using
   average market price                       -                 -
                                    -----------       -----------
Weighted average shares
   outstanding                        8,967,122         8,136,012
                                    -----------       -----------
Net income (loss) per share         $      (.15)      $      (.07)
                                    ===========       ===========

     Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation for the three months ended March 31, 2005 and 2004. Options to purchase 984,200 and 1,518,000 shares of common stock at March 31, 2005 and 2004 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(4)   Inventories

      Inventories consist of the following:               March 31, 2005        December 31, 2004
                                                          --------------        -----------------
      Raw materials                                       $   3,187,875           $  2,595,730
      Work in process                                         1,295,617                920,075
      Finished goods                                          1,761,535              1,514,673
                                                             ----------             ----------
      Total Inventories                                   $   6,245,027           $  5,030,478
                                                             ==========             ==========

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

 The components of comprehensive income (loss), net of tax, are as follows:

                                          Three Months Ended March 31,
                                          ------------------------------
                                              2005                2004
                                          -----------        -----------
 Net income (loss)                        $(1,304,551)       $  (557,562)

 Foreign currency translation
   adjustment                                 (35,597)           112,196
                                          -----------        -----------
 Comprehensive income (loss)              $(1,340,148)       $  (445,366)
                                          ===========        ===========

     At March 31, 2005 and December 31, 2004, Accumulated other comprehensive income (loss) as reported on the Company's balance sheet is comprised solely of foreign currency translation adjustments.

(6)  Long-Term Debt

     On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one year Federal Home Loan Bank rate plus 2.5 % per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. Recently the Company renegotiated the rate to 5.0% effective February 10, 2005. As of March 31, 2005 $5.1 million was outstanding on this loan, which is due and payable on January 10, 2006. Because the mortgage loan is due within twelve months, the obligation has been reclassified from a long-term to a current liability at March 31, 2005.

(7)  Commitments

     During the three month period ended March 31, 2005, other than the line of credit discussed in Note 2 above, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ended December 31, 2004.

(8)  Segment and Geographic Information

     The Company's operations are classified into one reportable segment. The Company's United States and international net sales for the three months ended March 31, 2005 and 2004, respectively, were comprised as follows:

                              Three Months              Three Months
                                  Ended         % of        Ended           % of
                             March 31, 2005     Total   March 31, 2004     Total

North America                   $ 2,580,145      40%       $ 3,779,156       49%
International-Turkey              1,521,737      24%           658,926        8%
International-UK                  1,288,356      20%         2,477,000       32%
International-All Other           1,046,305      16%           876,523       11%
                                -----------     ----       -----------      ----
Total                           $ 6,436,543     100%       $ 7,791,605      100%
                                ===========     ====       ===========      ====

(9)  Customer Concentrations

     Relatively few customers have accounted for a substantial portion of the Company's net sales. In the first quarter of 2005, the Company's net sales to its top three customers accounted for 42% of its total net sales, with the Company's sales to its Turkish distributor, Olusum, accounting for 24% of total net sales. The remaining 18% was divided fairly equally between the other two customers, both with less than a 10% share. In 2004, the Company's net sales to each of three companies - Olusum (our distributor in Turkey), the Dixons Group (Dixons, Currys, PC World, and PC City), and Staples - constituted over 10% of its net sales; and together these three customers accounted for 35% of the Company's total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase our products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

OVERVIEW

     We derive our net sales primarily from sales of Internet related hardware products, principally modems, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a small direct sales force and third party sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, and we have a sales and support office in the United Kingdom. We typically design our hardware products, though we do sometimes use another company's design if it meets our requirements. We obtain our hardware components from third party suppliers and we outsource most of the product assembly work to contract manufacturers, currently in Asia. We perform most of the packaging and distribution effort at our production and warehouse facility in Boston, Massachusetts. We also utilize a third party distribution facility in the United Kingdom.

     Historically we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem in their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the market for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems, and we have experienced increased sales of these modems that have partially offset our declining sales of dial-up modems. The last quarter of 2004 and the first quarter of 2005 were the first quarters in which our broadband modem revenues were higher than our dial-up modem revenues.

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

     In recent years we have realized the benefit of reduced unit costs for our dial-up modems. A portion of the cost reduction realized in our financial statements has been derived from purchase discount programs with our chipset suppliers. From the first quarter of 2002 through the fourth quarter of 2004, we realized significant benefits as a result of our volume purchases under these programs. These initial programs and their financial benefits expired during 2004, and in late 2004 we negotiated the award of free chipsets relating to the purchase of some types of modem chipsets for 2005 if we achieve certain purchase targets.

     Over the past several years our net sales have declined. In response to the declining sales volume, we have engaged in cost-cutting initiatives which have included reducing staffing and overhead costs. On December 31, 2001, our total headcount of full-time employees, including temporary workers, was 215, which was reduced to 185, 159, and 154 at year-end 2002, 2003, and 2004, respectively. As of March 31, 2005, our employee headcount was 143.

     During 2003 and 2004 the downward pressure on retail pricing for dial-up modems moderated. However, the competition for broadband modem sales continues to be intense, characterized by continuing price pressures. As a result, we generally are able to realize higher margins on our dial-up modems than with our broadband modems.

     In the first quarter of 2005 and the fourth quarter of 2004, respectively, our net sales for the quarter were down 17.4% and 8.4% over the same quarter in the prior year. The main reason for this decrease was the decline in dial-up modem sales which more than offset our growth in DSL modem sales. While we remain optimistic about continued growth of the DSL modem market, our DSL sales are currently concentrated with a small number of customers, and this reduces the predictability of our results. We are continuing our efforts to expand our DSL customer base and to use our strength in DSL to expand our DSL product line and enter new markets. One new product introduced in September of 2004 incorporates VoIP capability into a DSL modem. We also introduced our own VoIP service called Global Village(TM) to offer free IP-to-IP service and low-cost calling to virtually anyone worldwide.

     Our cash and cash equivalents balance at March 31, 2005 was $7.6 million, down from $9.4 million at December 31, 2004. Most of this change resulted from our $1.3 million operating loss and a $1.2 million increase in inventory due to the re-scheduling of customer orders into the second quarter of 2005.

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

     REVENUE (NET SALES) RECOGNITION. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. We earn a small amount of royalty that is included in our net sales, primarily from internet service providers. We generally do not sell software. We began selling services in 2004. We introduced our Global Village VoIP service in late 2004, but sales of those services to date have not been material.

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

     Our VoIP service revenues to date were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

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

     Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $.7 million in 2002, $.2 million in 2003, and $.1 million in 2004. In the quarter ended March 31, 2005, Zoom's recorded price protection was $.05 million.

     Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were primarily reported as reductions in our net sales and were $1.7 million in 2002, $1.5 million in 2003, and $1.3 million in 2004. In the quarter ended March 31, 2005, Zoom's net sales were reduced by $.3 million due to sales and marketing support funding. The declining trend was primarily due to lower retailer sales.

     Consumer Mail-In and In-Store Rebates and Store Rebates. Our estimates for consumer mail-in rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. Our estimates for store rebates are comprised of actual credit requests from the eligible customers. The estimate for mail-in and store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $1.6 million in 2002, $2.1 million in 2003, and $1.4 million in 2004. In the quarter ended March 31, 2005, Zoom's recorded consumer and store rebates were $.3 million. The declining trend was primarily due to lower retailer sales.

     To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

     ACCOUNTS RECEIVABLE VALUATION. We establish accounts receivable reserves equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer and store rebates. These reserves are drawn down as actual credits are issued to the customer's accounts. Over the past several years, our bad-debt write-offs have not been significant.

     INVENTORY VALUATION AND COST OF GOODS SOLD. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In 2002 and 2003, we recorded charges against inventory of $.7 million and $.3 million respectively as a result of lower of cost or market valuation issues. No charges against inventory were recorded in 2004 or the quarter ended March 31, 2005.

     During the last three years we benefited from various component supply arrangements that provided us with free products based on the amount of goods we purchased from the supplier. The favorable impact to our statement of operations was recognized as the products employing the acquired components were sold. A new supply arrangement for 2005, with free products to be earned on purchases, received similar accounting treatment in the quarter ended March 31, 2005.

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

     VALUATION OF INVESTMENT IN AFFILIATES. We have a minority interest in a privately held software company, InterMute, Inc., which we have been accounting for under the equity method of accounting. Under the equity method of accounting, our investment is increased or decreased, not below zero, based upon our proportionate share of the net earnings or losses of InterMute. We made our original investment in 1999, at the time of the company's formation, and have subsequently made additional investments. As a result of the losses incurred by InterMute subsequent to our investments, our investment balance was reduced to zero during 2002. We discontinued applying the equity method when the investment was reduced to zero and did not provide for additional losses, as we have not guaranteed obligations of the investee and are not committed to provide further financial support. On May 10, 2005, Trend Micro Inc. announced it has entered into an agreement to acquire InterMute, subject to completion of due diligence. If this transaction is completed, the Company expects that it would recognize a gain on the transaction based upon the consideration received by Zoom as a stockholder of InterMute.

Results of Operations

     SUMMARY. Net sales were $6.4 million for our first quarter ended March 31, 2005, down 17.4% from $7.8 million in the first quarter of 2004. We had a net loss of $1.3 million for the first quarter of 2005, compared to a net loss of $0.6 million in the first quarter of 2004. Loss per diluted share was $0.15 for the first quarter of 2005 compared to a loss per diluted share of $.07 for the first quarter of 2004.

     NET SALES. Our net sales for the first quarter of 2005 decreased 17.4% from the first quarter of 2004, primarily due to a 44% decrease in dial-up modem sales, partially offset by a 51% increase in DSL modem sales. Dial-up modem net sales declined to $2.6 million in the first quarter of 2005 compared to $4.7 million in the first quarter of 2004, primarily due to a decrease of both dial-up modem unit sales and, to a lesser extent, lower dial-up modem average selling prices, primarily resulting from the continued decline of the dial-up modem after-market. DSL modem net sales increased to $3.4 million in the first quarter of 2005 compared to $2.2 million in the first quarter of 2004, primarily due to increased unit net sales of DSL modems in Turkey and other countries. The first quarter of 2005 and the fourth quarter of 2004 were the first quarters in which our DSL modem net sales exceeded our dial-up modem net sales. However, net sales of DSL modems in the first quarter of 2005 compared to the fourth quarter of 2004 declined by $.7 million. Net sales in our other product sales categories, which include cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment declined $.5 million, or 52% from $.9 million from the first quarter of 2004 to $.4 million in the first quarter of 2005, primarily due to decreased sales emphasis on these products.

     Our net sales in North America were $2.6 million in the first quarter of 2005, a decline from $3.8 million in the first quarter of 2004. Our international net sales in Turkey were $1.5 million in the first quarter of 2005, an increase from $0.7 million in the first quarter of 2004. Our international net sales in the U.K. were $1.3 million in the first quarter of 2005, a decline from $2.5 million in the first quarter of 2004. Our international net sales other than Turkey and the U.K. were $1.0 million in the first quarter of 2005, an increase from $0.9 million in the first quarter of 2004. These changes reflect our declining sales of dial-up modems in North
America and the U.K. and our stronger DSL sales in Turkey and other international markets.

     In the first quarter ended March 31, 2005 the Company's largest customer, accounting for 24% of total net sales, was Olusum, its distributor in Turkey. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

     GROSS PROFIT. Our total gross profit was $1.5 million in the first quarter of 2005, a decline from $2.3 million in the first quarter of 2004. Our gross margin percent of net sales decreased to 23.8% in the first quarter of 2005 from 29.7% in the first quarter of 2004. Gross margins were lower primarily because of the continuing product sales shift away from dial-up modems, our highest margin product category, and because of lower absorption of manufacturing overhead due to lower sales.

     OPERATING EXPENSE. Our operating expense decreased by $0.2 million to $2.7 million or 41.8% of net sales in the first quarter of 2005 from $2.9 million or 36.7% of net sales in the first quarter of 2004. The decrease of $0.2 million was primarily due to lower personnel costs in selling and general and administrative expenses, slightly offset by higher personnel costs in research and development.

     Selling Expense. Selling expense decreased $.1 million to $1.1 million or 17.4% of net sales in the first quarter of 2005 from $1.2 million or 15.7% of net sales in the first quarter of 2004. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions, partially offset by higher distribution and outbound product delivery expenses.

     General and Administrative Expense. General and administrative expense decreased $.1 million to $.8 million, or 12.8% of net sales in the first quarter of 2005 from $1.0 million, or 12.2% of net sales, in the first quarter of 2004. General and administrative expense decreases included lower personnel costs, professional fees, and depreciation expense.

     Research and development expense increased $.1 million to $0.8 million or 11.6% of net sales in the first quarter of 2005 from $0.7 million or 8.7% of net sales in the first quarter of 2004. Research and development costs increased primarily as a result of higher personnel costs and product testing fees. Development and support continues on all of our major product lines with particular emphasis on VoIP hardware, the Global Village phone services, and DSL modems.

     OTHER INCOME (EXPENSE). Other income (expense), net was a net expense of $.1 million in the first quarter of 2005, compared to a net expense of $.01 million in the first quarter of 2004 primarily due to higher realized foreign exchange losses.

     INCOME TAX EXPENSE (BENEFIT). We did not record any tax expense in the first quarter of 2005 or the first quarter of 2004. The net deferred tax asset balance at March 31, 2005 is zero. This accounting treatment is described in further detail under the caption CRITICAL ACCOUNTING POLICIES AND ESTIMATES above.

Liquidity and Capital Resources

     On March 31, 2005 we had working capital of $8.8 million, including $7.6 million in cash and cash equivalents. In the first three months of 2005, operating activities used $1.9 million in cash. Our net loss in the first three months of 2005 was $1.3 million. Uses of cash from operations included an increase of inventory of $1.2 million and a reduction of accounts payable and accrued expenses of $.3 million. The primary reason for the inventory increase was the rescheduling of some customers' orders to the second quarter of 2005 and the increase of work-in-process for our new Wireless-G DSL modem. Sources of cash from operations included a decrease of accounts receivable, consistent with the sales decline, of $.6 million and a decrease of prepaid expenses of $.2 million.

     In the first three months of 2005 financing activities provided $.05 million of cash, due primarily to the receipt of $.1 million cash from the exercise of employee stock options, partially offset by $.05 million in cash for monthly principal payments of our $6.0 million mortgage. Our mortgage is a 5-year balloon mortgage, payable in full in January, 2006, that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5% per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. Recently we renegotiated the rate to 5.0% effective February 10, 2005. As of March 31, 2005, $5.1 million was outstanding on this loan, which will be due and payable on January 10, 2006. Because the mortgage is due within twelve months, the mortgage loan has been re-characterized from a long-term to a current liability. Our working capital as of March 31, 2005 has been reduced by $4.9 million due to the re-characterization of the mortgage loan. Based upon recent indications of interest from potential lenders, we believe we will be able to refinance the mortgage or, in the alternative, sell our buildings for a purchase price significantly in excess of the outstanding amounts under the loan.

     On March 16, 2005 we entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank's prime rate plus 1%. The rate at March 31, 2005 was 6.75%. This interest rate will be reduced to Silicon Valley Bank's prime rate plus .5% if we record two consecutive quarters of combined profitability. The revolving line of credit terminates and all outstanding obligations under the Loan and Security agreement become due on March 15, 2006.

     The revolving loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of our assets, excluding intellectual property and real estate. We guaranteed the obligations of Zoom Telephonics under the revolving line of credit and pledged all of the stock of Zoom Telephonics in support of our guarantee. The Loan and Security Agreement requires that we maintain a minimum adjusted quick ratio and a minimum net worth. In addition, we are required to obtain Silicon Valley Bank's prior written consent to among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, or repurchase stock. This consent may not be unreasonably withheld.

     The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all of our obligations under the Loan and Security Agreement and sell our assets to satisfy our obligations under the Loan and Security Agreement. As of March 31, 2005, our availability under the revolving line of credit was $2 million. We have no outstanding borrowings and are in compliance with the covenants under the revolving line of credit as of March 31, 2005.

     On May 10, 2005, Trend Micro Inc. announced it has entered into an agreement to acquire InterMute, subject to completion of due diligence. Zoom is a stockholder of InterMute and expects that, if this transaction is completed, it would receive approximately $3 million as an initial cash payment, subject to closing adjustments, representing Zoom's pro rata share of the initial acquisition consideration. Zoom may also receive additional payments of up to approximately $3 million over approximately 18 months following the completion of the transaction if certain conditions and performance targets are met.

     To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 185 at December 31, 2004 and has been reduced to 143 at March 31, 2005. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2005, and we may make further reductions if the actions are deemed necessary.

     Management believes we have sufficient resources to fund our normal operations over the next 12 months, through March 31, 2006. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. Moreover, our liquidity could be significantly impaired if we are not able either to refinance the mortgage or sell the buildings on or before the maturity date of the mortgage in January 2006. See "Risk Factors" below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

     During the three months ended March 31, 2005, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2004.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of our dial-up, cable and DSL modems and VoIP products; the anticipated development and timing of new product introductions; the decline of the dial-up modem market; the level of demand for Zoom's products; Zoom's ability to obtain debt or equity financing; the anticipated impact of changes in the accounting treatment of stock options; and Zoom's financial condition or results of operations.

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

     Our mortgage loan on the two buildings constituting our headquarters facility, of which $5.1 million was outstanding on March 31, 2005, will be due and payable on January 10, 2006. We cannot assure that we will be able to refinance the mortgage or, in the alternative, sell our buildings on favorable terms, if at all. If we were not able to obtain such financing or complete such sale, our liquidity could be significantly impaired.

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

OUR RELIANCE ON A LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES COULD MATERIALLY HARM OUR BUSINESS AND PROSPECTS.

     Relatively few customers have accounted for a substantial portion of our net sales. In 2004, our net sales to each of three companies - Olusum (our distributor in Turkey), the Dixons Group (Dixons, Currys, PC World, and PC
City), and Staples - constituted over 10% of our net sales; and together these three customers accounted for 35% of our total net sales. In the first quarter of 2005, our net sales to our top three customers accounted for 42% of our total net sales, with our sales to our Turkish distributor accounting for 24% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business and prospects.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS INHERENT IN INTERNATIONAL ACTIVITIES.

     Our sales outside of North America continue to represent an increasingly significant portion of our sales. Sales outside of North America have increased from 38% of net sales in 2001 to approximately 55% of our net sales in 2004, including 27% in the UK and 16% in Turkey. In the first quarter of 2005, our sales outside of North America accounted for 60% of our total net sales, including 24% in Turkey and 20% in the U.K. Currently our operations are significantly dependent on our international operations, particularly sales of our DSL modems, and may be materially and adversely affected by many factors including:

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

CHANGES IN THE ACCOUNTING TREATMENT OF STOCK OPTIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     In December  2004 the FASB  issued  SFAS 123R,  which is a revision of SFAS
123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. SFAS 123R will be effective for us beginning in the first quarter of 2006. The adoption of the SFAS 123R fair value method may have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because that will depend on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in note 1(b) of our notes to consolidated financial statements.

WE BELIEVE THAT OUR FUTURE SUCCESS WILL DEPEND IN LARGE PART ON OUR ABILITY TO MORE SUCCESSFULLY PENETRATE THE BROADBAND MODEM MARKETS, WHICH HAVE BEEN CHALLENGING MARKETS, WITH SIGNIFICANT BARRIERS TO ENTRY.

     With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, DSL and cable, and the VoIP market. These markets have been challenging markets, with significant barriers to entry that have adversely affected our sales to these markets. Although some cable and DSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND HARM OUR BUSINESS.

     Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the first quarter of 2005 our inventory levels increased due to the rescheduling of customer orders into the second quarter of 2005 and resulting decreased sales. In the event this trend continues or we otherwise fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

     We are subject to the following risks because of our reliance on third party manufacturers:

o    reduced management and control of component purchases;
o    reduced   control  over   delivery   schedules,   quality   assurance   and
     manufacturing yields;
o    lack of adequate capacity during periods of excess demand;
o    limited warranties on products supplied to us;
o    potential increases in prices; or
o interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and misappropriation of our intellectual property.

WE MAY BE UNABLE TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE WE OBTAIN KEY COMPONENTS FROM, AND DEPEND ON, SOLE OR LIMITED SOURCE SUPPLIERS.

     We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase most of our dial-up and broadband modem chipsets from Conexant Systems, Agere Systems, and Analog Devices. Integrated circuit product areas covered by one of these companies include dial-up modems, DSL modems, cable modems, networking, routers, and gateways. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for chipsets is currently experiencing shortages and there are increased lead times for some chipsets. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers' demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

THE MARKET FOR HIGH-SPEED COMMUNICATIONS PRODUCTS AND SERVICES HAS MANY COMPETING TECHNOLOGIES AND, AS A RESULT, THE DEMAND FOR OUR PRODUCTS AND SERVICES IS UNCERTAIN.

     The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

o    using a standard telephone line and appropriate service for dial-up modems,
o    ISDN modems, or DSL modems, possibly in combination;
o    using a cable modem with a cable TV line and cable modem service;
o using a router and some type of modem to service the computers connected to a local area network; or
o    other approaches, including wireless links to the Internet.

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

WE COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable. We are often indemnified by our suppliers relative to certain intellectual property rights; but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying .

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

     As of March 31, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)  Exhibits

     10.1 First  Amendment to Commercial  Real Estate  Promissory  Note filed as
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.*

     10.2 Loan and Security Agreement dated March 16, 2005, by and between Zoom Telephonics, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.*

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

          * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

          **   Filed herewith

                     ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZOOM TECHNOLOGIES, INC.


Date: May 16, 2005     By:  /s/ Frank B. Manning
                               ------------------------------------------
                               Frank B. Manning, President


Date: May 16, 2005     By:  /s/ Robert Crist
                               -------------------------------------------
                               Robert Crist, Vice President of Finance and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.     Description

     10.1 First  Amendment to Commercial  Real Estate  Promissory  Note filed as
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.*

     10.2 Loan and Security Agreement dated March 16, 2005, by and between Zoom Telephonics, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.*

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

     32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

     32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

          * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

          **  Filed herewith