Form 10-Q
period 2005-06-30
ZOOM TECHNOLOGIES INC
filed 2005-08-12
CIK 822708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 0-18672

ZOOM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0448969
____________________________	____________________________
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

207 South Street, Boston, Massachusetts	02111
____________________________	____________________________
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 423-1072

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of August 8, 2005, was 9,336,466 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$9,094,362	$9,438,596
Accounts receivable, net of reserves for doubtful accounts, returns, and allowances of $2,185,649 at June 30, 2005 and $1,359,455 at December 31, 2004	2,587,576	3,349,781

Inventories, net	6,351,204	5,030,478
Prepaid expense and other current assets	196,420	529,989
Total current assets	18,229,562	18,348,844

Property, plant and equipment, net	2,579,987	2,703,208
Total assets	$20,809,549	$21,052,052

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,995,611	$229,555
Accounts payable	1,693,676	2,006,819
Accrued expense	1,013,308	1,275,088
Total current liabilities	7,702,595	3,511,462

Long-term debt, less current portion	—	4,872,298
Total liabilities	$7,702,595	$8,383,760
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 9,340,116 shares, outstanding 9,331,716 at June 30, 2005 and issued 8,935,516 shares, outstanding 8,927,116 at December 31, 2004	93,401	89,355

Additional paid-in capital	30,987,318	30,572,727
Retained earnings (accumulated deficit)	(18,393,319)	(18,510,181)
Accumulated other comprehensive income (loss)	426,876	523,713
Treasury stock, at cost	(7,322)	(7,322)
Total stockholders’ equity	13,106,954	12,668,292
Total liabilities and stockholders’ equity	$20,809,549	$21,052,052

See accompanying notes to unaudited consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$6,524,374	$8,091,470	$12,960,916	$15,883,075
Costs of goods sold	5,142,880	5,841,074	10,047,233	11,320,623
Gross profit	1,381,494	2,250,396	2,913,683	4,562,452

Operating expense:
Selling	1,074,524	1,171,054	2,194,614	2,397,031
General and administrative	1,731,049	1,063,384	2,553,506	2,016,716
Research and development	695,408	665,442	1,444,706	1,343,661
Total operating expense	3,500,981	2,899,880	6,192,826	5,757,408
Operating income (loss)	(2,119,487)	(649,484)	(3,279,143)	(1,194,956)

Other income (expense):
Interest income	34,543	25,425	81,524	49,608
Interest (expense)	(61,132)	(53,510)	(126,915)	(106,158)
Gain on sale of investment in InterMute	3,495,516	-	3,495,516	-
Other, net	71,973	97,704	(54,120)	114,079
Total other income (expense),	3,540,900	69,619	3,396,005	57,529
Income (loss) before income tax expense	1,421,413	(579,865)	116,862	(1,137,427)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$1,421,413	$(579,865)	$116,862	$(1,137,427)
Earnings (loss) per common share:

Basic	$0.16	$(0.07)	$0.01	$(0.14)
Diluted	$0.15	$(0.07)	$0.01	$(0.14)

Weighted average common and common equivalent shares

Basic	9,163,847	8,466,356	9,066,028	8,332,599
Diluted	9,396,546	8,466,356	9,426,115	8,332,599

See accompanying notes to unaudited consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$116,862	$(1,137,427)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment in InterMute	(3,495,516)	-
Depreciation	140,575	225,399
Changes in operating assets and liabilities:
Accounts receivable, net	668,618	728,692
Inventories	(1,320,726)	(334,446)
Prepaid expense and other assets	333,569	12,828
Accounts payable and accrued expense	(574,923)	(229,984)
Net cash provided by (used in) operating activities	(4,131,541)	(734,938)

Cash flows from investing activities:
Proceeds from sale of investment in InterMute	3,495,516	-
Additions to property, plant and equipment	(17,354)	(69,762)

Net cash provided by (used in) investing activities	3,478,162	(69,762)

Cash flows from financing activities:
Principal payments on long-term debt	(106,242)	(108,272)
Proceeds from exercise of stock options	418,637	1,563,880
Net cash provided by (used in) financing activities	312,395	1,455,608

Effect of exchange rate changes on cash	(3,250)	(1,921)

Net increase (decrease) in cash	(344,234)	648,987

Cash beginning of period	9,438,596	9,904,384

Cash end of period	$9,094,362	$10,553,371

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$61,132	$106,158
Income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies
(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Zoom Technologies, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The consolidated financial statements include the accounts and operations of the Company’s wholly owned subsidiary, Zoom Telephonics, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

(b)	Stock-Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations." “No stock-based compensation expense is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation” to stock based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,421,413	$(579,865)	$116,862	$(1,137,427)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(169,175)	(172,724)	(258,741)	(346,592)
Pro forma net income (loss)	$1,252,238	$(752,589)	$(141,879)	$(1,484,019)
Earnings (loss) per share:
Basic - as reported	$0.16	$(0.07)	$0.01	$(0.14)
Diluted - as reported	$0.15	$(0.07)	$0.01	$(0.14)

Basic - pro forma	$0.14	$(0.09)	$(0.02)	$(0.18)
Diluted - pro forma	$0.13	$(0.09)	$(0.02)	$(0.18)

(c)	Recently Issued or Proposed Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, facility expenses, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach on Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123R must be adopted for fiscal years starting after June 15, 2005. The Company expects to adopt Statement 123R starting in its fiscal first quarter of 2006, which begins on January 1, 2006.

As permitted by Statement 123R the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the option pricing model that the Company adopts.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“FAS 153”). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

(2)	Liquidity; Revolving Line of Credit

On June 30, 2005 the Company had working capital of $10.5 million, including $9.1 million in cash and cash equivalents.

On March 16, 2005 Zoom Telephonics, Inc., a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 1%. The loan rate at June 30, 2005 was 7.25%. This interest rate will be reduced to Silicon Valley Bank’s prime rate plus .5% if the Company records two consecutive quarters of combined profitability. The revolving line of credit terminates, and all outstanding obligations under the Loan and Security Agreement become due on March 15, 2006.

The revolving loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of the assets of the Company and Zoom Telephonics, Inc., excluding intellectual property and real estate. The Company guaranteed the obligations of Zoom Telephonics under the revolving line of credit and pledged all of the stock of Zoom Telephonics in support of its guarantee. The Loan and Security Agreement requires that the Company maintain a minimum adjusted quick ratio and a minimum net worth. In addition, Zoom Telephonics is required to obtain Silicon Valley Bank’s prior written consent to among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, or repurchase stock. This consent may not be unreasonably withheld.

The Loan and Security Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control, and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all of Zoom Telephonics’ obligations and sell its assets to satisfy obligations under the Loan and Security Agreement. As of June 30, 2005 the Company’s availability under the line is $1.7 million. As of June 30, 2005 no amounts were outstanding under the revolving line of credit and the Company was in compliance with all covenants.

To conserve cash and manage liquidity during the past few years, the Company has implemented expense reductions including the reduction of employee headcount and overhead costs. The employee headcount was 185 at December 31, 2002 and 130 at June 30, 2005. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2005 and the Company may make further cost reductions if the actions are deemed necessary.

Management believes the Company has sufficient resources to fund its normal operations over the next twelve months. However, if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company’s longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected. Moreover, the Company’s liquidity could be significantly impaired if it is not able to either refinance the mortgage or sell the buildings on or before the maturity date of the mortgage in January 2006. See “Risk Factors” below, for further information with respect to events and uncertainties that could harm the Company’s business, operating results, and financial condition.

(3)	Earnings (loss) per share

The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company’s reported net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$1,421,413	$(579,865)	$116,862	$(1,137,427)
Weighted average shares outstanding	9,163,847	8,466,356	9,066,028	8,332,599
Earnings (loss) per share	$0.16	$(0.07)	$0.01	$(0.14)
Diluted:
Net income (loss)	$1,421,413	$(579,865)	$116,862	$(1,137,427)
Weighted average shares outstanding	9,163,847	8,466,356	9,066,028	8,332,599
Net effect of dilutive stock options based on the Treasury stock method using average market price	232,699	—	360,087	—
Weighted average shares outstanding	9,396,546	8,466,356	9,426,115	8,332,599
Earnings (loss) per share	$0.15	$(0.07)	$0.01	$(0.14)

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation for the three and six months ended June 30, 2004. Options to purchase 1,277,825 shares of common stock at June 30, 2004, were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004 as their effect would be antidilutive.

(4) Inventories
Inventories consist of the following:	June 30, 2005	December 31, 2004
Raw materials	$3, 559,582	$2, 595, 730
Work in process	994,555	920, 075
Finished goods	1, 797, 067	1, 514, 673
Total Inventories	$6, 351,204	$5, 030, 478

Raw material inventory increased by $1.0 million from December 31, 2004 to June 30, 2005 primarily as a result of DSL modem parts purchased in anticipation of stronger sales in Turkey and the U.K.

(5)	Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” establishes rules for the reporting and display of comprehensive income (loss) and its components; however, it has no impact on the Company’s net income (loss). SFAS No. 130 requires all changes in equity from non-owner sources to be included in the determination of comprehensive income (loss).

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,421,413	$(579,865)	$116,862	$(1,137,427)
Foreign currency translation adjustment	(61,240)	(16,139)	(96,837)	96,057
Comprehensive income (loss)	$1, 360,173	$(596,004)	$20,025	$(1,041,370)

At June 30, 2005 and December 31, 2004, accumulated other comprehensive income (loss) as reported on the Company’s balance sheet is comprised solely of foreign currency translation adjustments.

(6)	Long-Term Debt

On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. The Company renegotiated the rate to 5.0% effective February 10, 2005. As of June 30, 2005 $5.0 million was outstanding on this loan, which is due and payable on January 10, 2006. Because the mortgage loan is due within twelve months, the obligation is classified as a current liability at June 30, 2005.

(7)	Gain on sale of investment in InterMute

Since 1999 the Company had a minority interest in a privately held software company, InterMute, Inc., which the Company had been accounting for under the equity method of accounting. The Company made its original investment in 1999, at the time of the company’s formation, and subsequently made additional investments. Under the equity method of accounting, the Company's investment was increased or decreased, not below zero, based upon the Company's proportionate share of the net earnings or losses of InterMute. As a result of the losses incurred by InterMute subsequent to the Company's investments, the Company's investment balance was reduced to zero during 2002. The Company discontinued applying the equity method when the investment was reduced to zero and did not provide for additional losses, as the Company did not guarantee obligations of the investee and was not committed to provide further financial support.

In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition of InterMute in June 2005, the Company received a payment in exchange for its investment of approximately $3.5 million, also in June 2005. The Company recorded a non-operating, after-tax gain of $3.5 million in its second quarter ended June 30, 2005. The Company may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. The recording of gains from these additional payments will not be made until and unless they are fully earned.

(8)	Commitments

During the six months ended June 30, 2005, other than the line of credit discussed in Note 2 above, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ended December 31, 2004.

(9)	Segment and Geographic Information

The Company’s operations are classified into one reportable segment. The Company’s United States and international net sales for the three and six months ended June 30, 2005 and 2004, respectively, were comprised as follows:

	Three Months		Three Months		Six Months		Six Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	June 30, 2005	Total	June 30, 2004	Total	June 30, 2005	Total	June 30, 2004	Total
North America	$3,191,152	49%	$3,840,234	48%	$6,033,323	47%	$7,617,444	48%
Turkey	615,474	9%	1,403,425	17%	2,137,211	16%	2,062,351	13%
UK	1,660,733	26%	1,915,023	24%	2,948,512	23%	4,384,336	28%
All Other	1,057,015	16%	932,788	11%	1,841,870	14%	1,818,944	11%
Total	$6,524,374	100%	$8,091,470	100%	$12,960,916	100%	$15,883,075	100%
(10)	Customer Concentrations

Relatively few customers have accounted for a substantial portion of the Company’s net sales. In the second quarter of 2005 the Company’s net sales to its top three customers accounted for 39% of its total net sales, with the Company’s sales to a large U.S. retailer accounting for 21% of the total net sales. The remaining 18% was divided fairly equally between the other two customers, both with less than a 10% share. In the first six months of 2005 the Company's net sales to its top three customers accounted for 40% of its total net sales. Zoom’s fourth largest customer in the second quarter of 2005 and third largest customer in the first six months of 2005 was Granville Technologies, Ltd., which was reported in late July 2005 to have gone into “administration,” a U.K. form of receivership. It is unclear whether the administrators will decide to discontinue the company as a going concern, sell it, or sell the business assets to help satisfy creditors. The Company has a receivable of $.8 million and $.3 million of consigned inventory with Granville Technologies. Because of the improbability of the collection of the receivables and the recovery of the inventory, the Company's results of operations for the second quarter of 2005 include a $1.1 million reserve for these receivables and inventory. During the week of August 8, 2005, the Company had oral conversations with a representative of the administrator of Granville Technologies during which such representative indicated that the Company may be entitled to reclaim its $.3 million of consignment inventory. Because the Company has still not received written confirmation from the administrator of Granville Technologies to that effect, the Company continues to believe its ability to recover the consignment inventory remains unlikely. Accordingly, until the situation becomes certain, the Company will continue to maintain a full $.3 million reserve against the inventory on the balance sheet. The expenses associated with these reserves are recorded as a general and administrative expense in the second quarter of 2005. If the Company recovers a portion or all of the inventory in a future period, the appropriate reserve value will be reversed in that period.

The Company’s customers generally do not enter into long-term agreements obligating them to purchase our products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained herein and set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet related hardware products, principally modems, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a small direct sales force and third party sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, and we have a sales and support office in the United Kingdom. We typically design our hardware products, though we do sometimes use another company’s design if it meets our requirements. We obtain our hardware components from third party suppliers and we outsource most of the product assembly work to contract manufacturers, currently in Asia. We perform most of the packaging and distribution effort at our production and warehouse facility in Boston, Massachusetts.

Historically we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem in their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the market for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems.

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

Over the past several years our net sales have declined. In response to the declining sales volume, we have engaged in cost-cutting initiatives which have included reducing staffing and overhead costs. On December 31, 2002, our total headcount of full-time employees, including temporary workers, was 185, which was reduced to 154 at year-end 2004. As of June 30, 2005, our employee headcount was 130.

During 2003 and 2004 and the first six months of 2005 the downward pressure on retail pricing for dial-up modems moderated. However, the competition for broadband modem sales continues to be intense, characterized by continuing price pressures. As a result, we generally are able to realize higher margins on our dial-up modems than with our broadband modems.

In the first six months of 2005 our net sales for the quarter were down 18.4% over the same six month period in the prior year. The main reason for the decrease was the decline in dial-up modem sales, more than offsetting a growth in DSL modem sales. While we remain optimistic about continued growth of the DSL modem market, our DSL sales are currently concentrated with a small number of customers, and this reduces the predictability of our results. In fact, in the second quarter of 2005 our largest DSL customer was in an overstock situation and, as a result, our total DSL sales were relatively flat with the same period in 2004. We are continuing our efforts to expand our DSL customer base and to use our strength in DSL to expand our DSL product line and enter new markets. One new product introduced in September of 2004 incorporates VoIP capability into a DSL modem. We also introduced our own VoIP service called Global Village (TM) to offer free IP-to-IP service and low-cost calling to virtually anyone worldwide.

In July 2005 it was reported that Granville Technologies, Inc. had gone into “administration,” a U.K. form of receivership. We have a receivable of $.8 million from Granville Technologies and $.3 million of consigned inventory with Granville Technologies. Our results of operations in the second quarter of 2005 include our reserve of $1.1 million for this receivable and inventory, reflecting the improbability of collection of the receivables and the recovery of the inventory in light of the Granville Technologies administration status. During the week of August 8, 2005, we had oral conversations with a representative of the administrator of Granville Technologies during which such representative indicated that we may be entitled to reclaim our $.3 million of consignment inventory. Because we still have not received written confirmation from the administrator of Granville Technologies to that effect, we continue to believe that our ability to recover the consignment inventory remains unlikely. Accordingly, until the recovery becomes certain, we continue to maintain a full $.3 million reserve against the inventory on the balance sheet. The expenses associated with these reserves were recorded as a general and administrative expense in our second quarter of 2005. If we recover a portion or all of the inventory in a future period, the appropriate reserve value will be reversed in that period.

Since 1999 we had a minority interest in a privately held software company, InterMute, Inc. In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005, we received a payment in exchange for our investment of approximately $3.5 million. We recorded a non-operating gain of $3.5 million in our second quarter of 2005 in connection with this sale. We may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. We will not record gains from these additional payments, if any, until and unless they are fully earned.

Our cash and cash equivalents balance at June 30, 2005 was $9.1 million, down from $9.4 million at December 31, 2004. This was due primarily to an increase in inventory of $1.3 million and operating losses for the six months, partially offset by the receipt of $3.5 million from the sale of the Company's investment in InterMute. Zoom received $3.5 million of cash for the exchange of its minority interest in InterMute. Inc. InterMute was acquired by Trend Micro, Inc. in June 2005.

Critical Accounting Policies and Estimates

The following is a discussion of what we view as our more significant accounting policies and estimates. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Where noted, material differences could result in the amount and timing of our net sales, costs, and expense for any period if we made different judgments or used different estimates.

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. We earn a small amount of royalty revenue that is included in our net sales, primarily from Internet service providers. We generally do not sell software. We began selling services in 2004. We introduced our Global Village VoIP service in late 2004, but sales of those services to date have not been material.

We derive our net sales primarily from the sales of hardware products to three types of customers:

•	computer peripherals retailers;
•	Internet service providers;
•	computer product distributors; and
•	original equipment manufacturers (OEMs).

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

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $.7 million in 2002, $.2 million in 2003, and $.1 million in 2004. In the three and six months ended June 30, 2005, Zoom’s recorded price protection was $.1 million and $.2 million, respectively.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were primarily reported as reductions in our net sales and were $1.7 million in 2002, $1.5 million in 2003, and $1.3 million in 2004. In the three and six months ended June 30, 2005, Zoom’s net sales were reduced by $.4 million and $.7 million, respectively, due to sales and marketing support funding. The declining trend was primarily due to lower retailer sales.

Consumer Mail-In and In-Store Rebates and Store Rebates. Our estimates for consumer mail-in rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. Our estimates for store rebates are comprised of actual credit requests from the eligible customers. The estimate for mail-in and store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consume rebates were $1.6 million in 2002, $2.1 million in 2003, and $1.4 million in 2004. In the three and six months ended June 30, 2005, Zoom’s recorded consumer and store rebates were $.3 million and $.6 million respectively. The declining trend was primarily due to lower retailer sales.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable reserves equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer and store rebates. These reserves are drawn down as actual credits are issued to the customer’s accounts. Other than the $.8 million reserve recorded against the Granville Technologies receivable in the second quarter of 2005 in connection with the reported administration status of that company, over the past several years our bad-debt write-offs have not been significant. The Granville accounts receivable charge was recorded to general and administrative expense.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management’s estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the “if completed” cost of our inventory, we write-down the inventory on a “lower of cost or market” basis. In 2002 and 2003, we recorded charges against inventory of $.7 million and $.3 million respectively as a result of lower of cost or market valuation issues and no charges were recorded in 2004 or the six months ended June 30, 2005.

During the last three years we benefited from various component supply arrangements that provided us with free products based on the amount of goods we purchased from the supplier. The favorable impact to our statement of operations was recognized as the products employing the acquired components were sold. A new supply arrangement for 2005, with free products to be earned on purchases, received similar accounting treatment in the quarter and six months ended June 30, 2005.

Along with the expected loss of receivables from the aforementioned Granville Technologies, Ltd. we also had $.3 million of consigned inventory at one of Granville's facilities. We believe that recovery of this inventory is uncertain and we recorded an inventory reserve of $.3 million in the second quarter of 2005. This inventory charge was recorded to general and administrative expense.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. We have recorded a 100% valuation allowance against our deferred tax assets. It is management’s estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

Results of Operations

Summary. Net sales were $6.5 million for our second quarter ended June 30, 2005, down 19.4% from $8.1 million in the second quarter of 2004. We had net income of $1.4 million for the second quarter of 2005, compared to a net loss of $0.6 million in the second quarter of 2004. Earnings per diluted share was $0.15 for the second quarter of 2005 compared to a net loss per diluted share of $0.07 for the second quarter of 2004.

Net sales were $13.0 million for the six months ended June 30, 2005, down 18.4% from $15.9 million in the first six months of 2004. We had net income of $.1 million for the first six months of 2005, compared to a net loss of $1.1 million in the first six months of 2004. Earnings per diluted share were $0.01 for the first six months of 2005 compared to a net loss per diluted share of $0.14 for the first six months of 2004.

Net Sales. Our net sales for the second quarter of 2005 decreased 19.4% from the second quarter of 2004, primarily due to a 26% decrease in dial-up modem sales. DSL modem sales were relatively unchanged for the same time period. Dial-up modem net sales declined to $3.2 million in the second quarter of 2005 compared to $4.3 million in the second quarter of 2004, primarily due to a decrease of both dial-up modem unit sales, primarily resulting from the continued decline of the dial-up modem after-market, and to a lesser extent, lower dial-up modem average selling prices. DSL modem net sales were $2.9 million in both the second quarter of 2005 and the second quarter of 2004. The lack of growth was primarily due to an over-stocked condition of our DSL modems in Turkey. Net sales in our other product sales categories, which include cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment declined $.4 million, or 47% from $.8 million from the second quarter of 2004 to $.4 million in the second quarter of 2005, primarily due to decreased sales emphasis on these products. During the second quarter of 2005 we did not realize any significant revenue from our Global Village phone services.

Our net sales for the first six months of 2005 decreased 18.4% from the first six months of 2004, primarily due to a 35% decrease in dial-up modem sales, partially offset by a 21% increase in DSL modem sales. Dial-up modem net sales declined to $5.9 million in the first six months of 2005 compared to $9.1 million in the first six months of 2004, primarily due to a decrease of both dial-up modem unit sales, primarily resulting from the continued decline of the dial-up modem after-market, and to a lesser extent, lower dial-up modem average selling prices. DSL modem net sales increased to $6.3 million in the first six months of 2005 compared to $5.2 million in the first six months of 2004, primarily due to increased unit net sales of DSL modems in Turkey and other countries. Net sales in our other product sales categories, which include cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment declined $.8 million, or 49% from $1.7 million for the first six months of 2004 to $.8 million in the first six months of 2005, primarily due to decreased sales emphasis on these products.

Our net sales in North America were $3.2 million in the second quarter of 2005, a decrease from $3.8 million in the second quarter of 2004. Our net sales in Turkey were $.6 million in the second quarter of 2005, a decrease from $1.4 million in the second quarter of 2004. Our net sales in the U.K. were $1.7 million in the second quarter of 2005, a decrease from $1.9 million in the second quarter of 2004. Of these net sales in the U.K., $.6 million related to our sales to Granville Technologies, which filed for administration in July 2005. Our net sales other than North America, Turkey and the U.K. were $1.1 million in the second quarter of 2005, an increase from $.9 million in the second quarter of 2004. As noted above we attribute the declining sales in Turkey in part to customer's overstock of inventory. However, we cannot assure that our sales to Turkey will recover.

Our net sales in North America were $6.0 million in the first six months of 2005, a decline from $7.6 million in the first six months of 2004. Our net sales in Turkey were $2.1 million in the first six months of 2005 and $2.1 million in the first six months of 2004. Our net sales in the U.K. were $2.9 million in the first six months of 2005, a decline from $4.4 million in the first six months of 2004. Our net sales other than North America, Turkey and the U.K. were $1.8 million in the first six months of 2005 and $1.8 million in the first six months of 2004. These changes reflect our declining sales of dial-up modems in North America and the U.K.

In the second quarter ended June 30, 2005 the Company’s largest customer, accounting for 21% of total net sales, was a large office retailer in North America. In the first six months ended June 30, 2005 the Company's two largest customers were our Turkish Distributor and a large North American retailer, accounting for 17% and 15% of total net sales, respectively. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For example, we expect our ongoing net sales to be adversely affected by the administration status of Granville Technologies in July 2005. Granville Technologies accounted for 9% and 8% of our net sales in the second quarter and first six months of 2005, respectively.

Gross Profit. Our total gross profit was $1.4 million in the second quarter of 2005, a decline from $2.3 million in the second quarter of 2004. Our gross margin percent of net sales decreased to 21.2% in the second quarter of 2005 from 27.8% in the second quarter of 2004. Gross margins were lower primarily because of lower absorption of manufacturing overhead due to lower sales in the second quarter of 2005 compared to the second quarter of 2004.

Our total gross profit was $2.9 million in the first six months of 2005, a decline from $4.6 million in the first six months of 2004. Our gross margin percent of net sales decreased to 22.5% in the first six months of 2005 from 28.7% in the first six months of 2004. Gross margins were lower primarily because of lower absorption of manufacturing overhead due to lower sales in the first six months of 2005 compared to the first six months of 2004.

Selling Expense. Selling expense decreased $.1 million to $1.1 million or 16.5% of net sales in the second quarter of 2005 from $1.2 million or 14.5% of net sales in the second quarter of 2004. Selling expense were lower primarily because of lower personnel and related costs resulting from employee headcount reductions, partially offset by higher distribution and outbound product delivery expense.

Selling expense decreased $.2 million to $2.2 million or 16.9% of net sales in the first six months of 2005 from $2.4 million or 15.1% of net sales in the first six months of 2004. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions, partially offset by higher distribution and outbound product delivery expense.

General and Administrative Expense. General and administrative expense increased $.7 million to $1.7 million, or 26.5% of net sales in the second quarter of 2005 from $1.1 million, or 13.1% of net sales, in the second quarter of 2004. The increase of $.7 million was primarily due to the $1.1 million charge to general and administrative expense for the reserve related to the collection of receivables and a claim to recover consigned inventory for Granville Technologies, the U.K customer now in administration status. Partially offsetting the $1.1 million charge was lower legal and audit costs in general and administrative expense due to acquisition-related expense in the second quarter of 2004, lower personnel costs in general and administrative expense, lower employee health expense, and other expense reductions.

General and administrative expense increased $.5 million to $2.6 million, or 19.7% of net sales in the first six months of 2005 from $2.0 million, or 12.7% of net sales, in the first six months of 2004. The increase of $.5 million was primarily due to the $1.1 million charge to general and administrative expense for the reserve against receivables and consigned inventory for Granville Technologies, the U.K customer now in administration status. Partially offsetting the $1.1 million charge was lower legal and audit costs in general and administrative expense due to acquisition-related expense in the second quarter of 2004, lower personnel costs in general and administrative expense, lower employee health expense, and other expense reductions.

Research and Development Expense. Research and development expense was $.7 million or 10.7% of net sales in the second quarter of 2005 and $.7 million or 8.2% of net sales in the second quarter of 2004. These costs reflected increases primarily in salary expense and outside services that were offset by decreases primarily in depreciation and production materials. Development and support continues on all of our major product lines with particular emphasis on VoIP hardware, the Global Village phone services, and DSL modems.

Research and development expense increased $.1 million to $1.4 million or 11.1% of net sales in the first six months of 2005 from $1.3 million or 8.5% of net sales in the first six months of 2004. Research and development costs increased primarily in salary expense and outside services and decreased primarily in depreciation and government approvals. Development and support continues on all of our major product lines with particular emphasis on VoIP hardware, the Global Village phone services, and DSL modems.

Other Income (Expense). Other income net was $3.5 million in the second quarter of 2005, compared to $.1 million in the second quarter of 2004. The increase in this income is primarily due to our $3.5 million gain on our sale of our investment in InterMute in the second quarter of 2005.

Other income net was $3.4 million in the first six months of 2005, compared to $.1 million in the first six months of 2004. The reason for the $3.3 million increase in net income was the $3.5 million gain from the InterMute transaction, offset slightly by a decline of rental income received from leasing excess space at our headquarters facility.

Income Tax Expense (Benefit). We did not record any tax expense in the second quarter or the six months ended June 30, 2005 or June 30, 2004. The net deferred tax asset balance at June 30, 2005 is zero. This accounting treatment is described in further detail under the caption Critical Accounting Policies and Estimates above.

Liquidity and Capital Resources

On June 30, 2005 we had working capital of $10.5 million, including $9.1 million in cash and cash equivalents. In the first six months of 2005 operating activities used $4.1 million in cash. Our net income in the first six months of 2005 was $.1 million. Adjustments to reconcile net income to net cash used in operating activities included a $3.5 million gain on the sale of our investment in InterMute and depreciation of $.1 million. Net cash used in operating activities included an increase of inventory of $1.3 million and a reduction of accounts payable and accrued expense of $.6 million. The primary reason for the inventory increase was the rescheduling of customer orders to the third quarter of 2005 and increased raw material purchases for DSL modem parts in anticipation of stronger sales in Turkey and the U.K. Net cash provided by operating activities included a $.7 million decrease in accounts receivable and a decrease of prepaid expense of $.3 million. The $.7 million decrease of accounts receivable was not a source of cash as it was primarily the result of the $.8 million reserve recorded against receivables for Granville Technologies, the U.K customer now in administration status.

In the first six months of 2005 investing activities provided $3.5 million of cash, due to the receipt of a $3.5 million cash payment in exchange for our investment in InterMute. In the first six months of 2005 financing activities provided $.3 million, primarily from $.4 million from the exercise of employee stock options, partially offset by $.1 million in cash for monthly principal payments of our $6.0 million mortgage.

Zoom may also receive additional payments of up to approximately $3 million in 2006 in connection with the InterMute sale if certain conditions and performance targets are met.

Our mortgage is a 5-year balloon mortgage, payable in full in January 2006 that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5% per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. We renegotiated the rate to 5.0% effective February 10, 2005. As of June 30, 2005, $5.1 million was outstanding on this loan, which will be due and payable on January 10, 2006. Because the mortgage is due within twelve months, the mortgage loan is reflected as current liability. Our working capital as of June 30, 2005 has been reduced by $4.9 million due to the classification of the mortgage loan. Based upon recent indications of interest from potential lenders, we believe we will be able to refinance the mortgage or, in the alternative, sell our buildings for a purchase price significantly in excess of the outstanding amounts under the loan.

On March 16, 2005 we entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 1%. The rate at June 30, 2005 was 7.25%. This interest rate will be reduced to Silicon Valley Bank’s prime rate plus .5% if we record two consecutive quarters of combined profitability. The revolving line of credit terminates and all outstanding obligations under the Loan and Security agreement become due on March 15, 2006.

The revolving loans under the Loan and Security Agreement are secured by a first priority lien on substantially all of our assets, excluding intellectual property and real estate. We guaranteed the obligations of Zoom Telephonics under the revolving line of credit and pledged all of the stock of Zoom Telephonics in support of our guarantee. The Loan and Security Agreement requires that we maintain a minimum adjusted quick ratio and a minimum net worth. In addition, we are required to obtain Silicon Valley Bank’s prior written consent to among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, or repurchase stock. This consent may not be unreasonably withheld.

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all of our obligations under the Loan and Security Agreement and sell our assets to satisfy our obligations under the Loan and Security Agreement. As of June 30, 2005 our availability under the revolving line of credit is $1.7 million. We have no outstanding borrowings and are in compliance with the covenants under the revolving line of credit as of June 30, 2005.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 154 at December 31, 2004 and has been reduced to 130 at June 30, 2005. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2005, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. Moreover, our liquidity could be significantly impaired if we are not able either to refinance the mortgage or sell the buildings on or before the maturity date of the mortgage in January 2006. See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the six months ended June 30, 2005, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2004, other than the revolving line of credit we obtained in March 2005, which is described in Note 2 of the Notes to Consolidated Financial Statements.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom’s plans, expectations and intentions, including statements relating to Zoom’s prospects and plans relating to sales of our dial-up, cable and DSL modems and VoIP products; the expected effects resulting from the failure of Granville Technologies; the anticipated development and timing of new product introductions; the decline of the dial-up modem market; the level of demand for Zoom’s products; Zoom’s ability to obtain debt or equity financing; the anticipated impact of changes in the accounting treatment of stock options; and Zoom’s financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will, “ “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth below as well as those discussed elsewhere in this report and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

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

Our mortgage loan on the two buildings constituting our headquarters facility, of which $5.0 million was outstanding on June 30, 2005, will be due and payable on January 10, 2006. We cannot assure that we will be able to refinance the mortgage or, in the alternative, sell our buildings on favorable terms, if at all. If we were not able to obtain such financing or complete such sale, our liquidity could be significantly impaired.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

In addition to obtaining funds to refinance or repay our mortgage, over the next twelve months we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

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

Relatively few customers have accounted for a substantial portion of our net sales. In 2004, our net sales to each of three companies constituted over 10% of our net sales and together these three customers accounted for 35% of our total net sales. In the second quarter of 2005, our net sales to our top three customers accounted for 39% of our total net sales, with our sales to one customer accounting for 21% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For example, we expect our ongoing net sales to be adversely affected by Granville Technologies' administration status in July 2005. Granville Technologies accounted for 9% and 8% of our net sales in the second quarter and first six months of 2005, respectively. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business and prospects.

Our international operations are subject to a number of risks inherent in international activities.

Our sales outside of North America continue to represent an increasingly significant portion of our sales. Sales outside of North America have increased from 38% of net sales in 2001 to approximately 55% of our net sales in 2004, including 27% in the UK and 16% in Turkey. In the second quarter of 2005, our sales outside of North America accounted for 51% of our total net sales, including 9% in Turkey and 26% in the U.K. Currently our operations are significantly dependent on our international operations, particularly sales of our DSL modems, and may be materially and adversely affected by many factors including:

•	international regulatory and communications requirements and policy changes;
•	favoritism toward local suppliers;
•	delays in the rollout of broadband services by cable and DSL service providers;
•	local language and technical support requirements;
•	difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;
•	difficulties in staffing and managing foreign operations;
•	political and economic changes and disruptions;
•

local laws that may affect our ability to recover products purchased by customers on a consignment basis, such as the case with Granville Technologies, our fourth largest customer during the second quarter of 2005 which recently went into administration, a UK form of receivership;

•	governmental currency controls;
•	shipping costs;
•	currency exchange rate fluctuations; and
•	tariff regulations.

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

Successfully penetrating the broadband modem market therefore presents a number of challenges including:

•	the current limited retail market for broadband modems;
•	the relatively small number of cable, telecommunications and Internet service provider customers that make up a substantial part of the market for broadband modems;
•	the significant bargaining power of these large volume purchasers;
•	the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and
•	the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Scientific Atlanta.

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

The market for PC communications products and high-speed broadband access products and services is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. Some of our product and service developments and enhancements have taken longer than planned and have delayed the availability of our products and services, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products and services, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

•	identify and respond to emerging technological trends and industry standards in the market;
•	develop and maintain competitive products that meet changing customer demands;
•	enhance our products by adding innovative features that differentiate our products from those of our competitors;
•	bring products to market on a timely basis;
•	introduce products that have competitive prices;
•	manage our product transitions, inventory levels and manufacturing processes efficiently;
•	respond effectively to new technological changes or new product announcements by others; and
•	meet changing industry standards.

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

If our products contain undetected defects, errors, or failures, we could face:

•	delays in the development of our products;
•	numerous product returns; and
•	other losses to us or to our customers or end users.

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the second quarter of 2005 our inventory levels of our DSL products continued to increase due to the rescheduling of customer orders in Turkey into the following quarter and resulting decreased sales. In the event this trend continues or we otherwise fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

We are subject to the following risks because of our reliance on third party manufacturers:

•	reduced management and control of component purchases;
•	reduced control over delivery schedules, quality assurance and manufacturing yields;
•	lack of adequate capacity during periods of excess demand;
•	limited warranties on products supplied to us;

•	potential increases in prices;
•	interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and
•	misappropriation of our intellectual property.

We may be unable to produce sufficient quantities of our products because we obtain key components from, and depend on, sole or limited source suppliers.

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase most of our dial-up and broadband modem chipsets from Conexant Systems, Agere Systems, and Analog Devices. Integrated circuit product areas covered by one of these companies include dial-up modems, DSL modems, cable modems, networking, routers, and gateways. In the past, we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for chipsets is currently experiencing shortages and there are increased lead times for some chipsets. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for our products and services is uncertain.

The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

•	using a standard telephone line and appropriate service for dial-up modems;
•	ISDN modems, or DSL modems, possibly in combination;
•	using a cable modem with a cable TV line and cable modem service;
•	using a router and some type of modem to service the computers connected to a local area network; or
•	other approaches, including wireless links to the Internet.

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

Our ability to provide VoIP communications services on the terms we currently provide arise in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. In May 2005, the FCC issued an order requiring interconnected VoIP providers to deliver 911 calls to the customer’s local emergency operator as a standard feature of the service. We believe our VoIP products are capable of meeting the FCC requirements. In the event our

VoIP products do not meet the FCC requirements, we may need to modify our products, which could increase our costs.

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

Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable. We are often indemnified by our suppliers relative to certain intellectual property rights; but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 24, 2005. At the Annual Meeting, the stockholders elected five directors to serve for the ensuring year and until their successors are duly elected and approved the amendment to the Company’s 1990 Stock Option Plan to increase the number of authorized shares thereunder. The voting results with respect to each matter were as follows:

Proposal 1 - In the election of directors, each nominee was elected by a vote of the stockholders as follows:

Nominee	For	Withheld
Frank B. Manning	8,693,183	155,568
Peter R. Kramer	8,671,504	177,247
Bernard Furman	8,654,234	194,517
J. Ronald Woods	8,655,634	193,117
Joseph Donovan	8,677,108	171,117

Proposal 2 - The proposal to amend the Company’s 1990 Stock Option Plan was approved by the stockholders as follows:

For	Against	Abstained	Broker Non-Votes(1)
2,542,615	411,508	74,777	5,819,851

(1) Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the shares present in person or represented by proxy at the meeting and entitled to vote on the proposal was required to pass Proposal 2. Significantly fewer shares voted on Proposals 2 than voted on Proposal 1, the election of directors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposal 2, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Letter of Transmittal for Surrender of Capital Stock of InterMute Inc., dated June 2, 2005. **
**	Filed herewith

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC.

(Registrant)

Date: August 12, 2005	By: /s/ Frank B. Manning
Frank B. Manning, President
Date: August 12, 2005	By: /s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Letter of Transmittal for Surrender of Capital Stock of InterMute Inc., dated June 2, 2005. **
**	Filed herewith