Form 10-Q
period 2005-09-30
ZOOM TECHNOLOGIES INC
filed 2005-11-14
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of November 7, 2005, was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	September 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$8,272,148	$9,438,596
Accounts receivable, net of reserves for doubtful accounts, returns, and allowances of $1,487,881 at September 30, 2005 and $1,359,455 at December 31, 2004	2,863,717	3,349,781

Inventories	5,132,213	5,030,478
Prepaid expense and other current assets	208,231	529,989
Total current assets	16,476,309	18,348,844

Property, plant and equipment, net	2,549,499	2,703,208
Total assets	$19,025,808	$21,052,052

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,943,424	$229,555
Accounts payable	1,297,487	2,006,819
Accrued expense	1,034,746	1,275,088
Total current liabilities	7,275,657	3,511,462

Long-term debt, less current portion	—	4,872,298
Total liabilities	$7,275,657	$8,383,760
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 9,355,366 shares, outstanding 9,346,966 shares at September 30, 2005 and issued 8,935,516 shares, outstanding 8,927,116 shares at December 31, 2004	93,554	89,355

Additional paid-in capital	31,015,978	30,572,727
Retained earnings (accumulated deficit)	(19,768,579)	(18,510,181)
Accumulated other comprehensive income (loss)	416,520	523,713
Treasury stock, at cost	(7,322)	(7,322)
Total stockholders’ equity	11,750,151	12,668,292
Total liabilities and stockholders’ equity	$19,025,808	$21,052,052

See accompanying notes to unaudited consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$5,308,380	$7,142,608	$18,269,296	$23,025,683
Costs of goods sold	4,789,732	5,645,772	14,836,965	16,966,396
Gross profit	518,648	1,496,836	3,432,331	6,059,287

Operating expense:
Selling	977,718	1,114,928	3,172,332	3,511,959
General and administrative	314,188	780,681	2,867,694	2,797,396
Research and development	664,641	721,942	2,109,347	2,065,603
Total operating expense	1,956,547	2,617,551	8,149,373	8,374,958
Operating income (loss)	(1,437,899)	(1,120,715)	(4,717,042)	(2,315,671)

Other income (expense):
Interest income	69,984	40,241	151,508	89,848
Interest (expense)	(63,596)	(52,950)	(190,511)	(159,109)
Gain on sale of investment in InterMute	—	—	3,495,516	—
Other, net	56,251	105,035	2,131	219,116
Total other income (expense), net	62,639	92,326	3,458,644	149,855
Income (loss) before income tax expense	(1,375,260)	(1,028,389)	(1,258,398)	(2,165,816)

Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(1,375,260)	$(1,028,389)	$(1,258,398)	$(2,165,816)
Earnings (loss) per common share:

Basic	$(0.15)	$(0.12)	$(0.14)	$(0.26)
Diluted	$(0.15)	$(0.12)	$(0.14)	$(0.26)

Weighted average common and common equivalent shares:

Basic	9,341,124	8,791,016	9,158,734	8,486,167
Diluted	9,341,124	8,791,016	9,158,734	8,486,167

See accompanying notes to unaudited consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,258,398)	$(2,165,816)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment in InterMute	(3,495,516)	—
Depreciation	200,605	330,794
Changes in operating assets and liabilities:
Accounts receivable, net	381,433	1,331,756
Inventories	(101,735)	(598,394)
Prepaid expense and other assets	321,758	76,626
Accounts payable and accrued expense	(949,674)	(250,203)
Net cash provided by (used in) operating activities	(4,901,527)	(1,275,237)

Cash flows from investing activities:
Proceeds from sale of investment in InterMute	3,495,516	—
Additions to property, plant and equipment	(46,896)	(145,231)

Net cash provided by (used in) investing activities	3,448,620	(145,231)

Cash flows from financing activities:
Principal payments on long-term debt	(158,429)	(162,560)
Proceeds from exercise of stock options	447,450	2,021,031
Net cash provided by (used in) financing activities	289,021	1,858,471

Effect of exchange rate changes on cash and cash equivalents	(2,562)	(2,571)

Net increase (decrease) in cash and cash equivalents	(1,166,448)	435,432

Cash and cash equivalents beginning of period	9,438,596	9,904,384

Cash and cash equivalents end of period	$8,272,148	$10,339,816

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$190,511	$159,109
Income taxes	$—	$—

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

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation expense is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock Based Compensation” to stock-based compensation (See note 11).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(1,375,260)	$(1,028,389)	$(1,258,398)	$(2,165,816)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(214,657)	(139,829)	(473,398)	(486,421)
Pro forma net income (loss)	$(1,589,917)	$(1,168,218)	$(1,731,796)	$(2,652,237)
Earnings (loss) per share:
Basic - as reported	$(0.15)	$(0.12)	$(0.14)	$(0.26)
Diluted - as reported	$(0.15)	$(0.12)	$(0.14)	$(0.26)

Basic - pro forma	$(0.17)	$(0.13)	$(0.19)	$(0.31)
Diluted - pro forma	$(0.17)	$(0.13)	$(0.19)	$(0.31)

(c)	Recently Issued or Proposed Accounting Pronouncements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an effect on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate affected by a change in accounting principles. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R"), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS No. 123R allows companies to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost will be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Under the modified-retrospective transition method, compensation cost will be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements will also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS No. 123R is adopted. The Company expects to adopt SFAS No. 123R on January 1, 2006 using the modified-prospective method. As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, the Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income (loss) and net income (loss) per share pursuant to SFAS No. 123 (see note 1(b) and note 11).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(2)   Liquidity; Revolving Line of Credit

On September 30, 2005 the Company had working capital of $9.2 million, including $8.3 million in cash and cash equivalents.

On March 16, 2005 Zoom Telephonics, Inc., a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.5%. The loan rate at September 30, 2005 was 7.25%. This interest rate will be increased to Silicon Valley Bank’s prime rate plus 1.0% if the Company records two consecutive quarters of combined losses. The revolving line of credit terminates, and all outstanding obligations under the Loan and Security Agreement become due on March 15, 2006.

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

The Loan and Security Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control, and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all of Zoom Telephonics’ obligations and sell its assets to satisfy obligations under the Loan and Security Agreement. As of September 30, 2005 the Company’s availability under the line is $1.7 million. As of September 30, 2005 no amounts were outstanding under the revolving line of credit and the Company was in compliance with all covenants.

To conserve cash and manage liquidity during the past few years, the Company has implemented expense reductions including the reduction of employee headcount and overhead costs. The employee headcount was 185 at December 31, 2002 and 125 at September 30, 2005. The Company will continue to assess its cost structure as it relates to its revenues and cash position and the Company may make further cost reductions if the actions are deemed necessary.

Management believes the Company has sufficient resources to fund its normal operations over the next twelve months. However, if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company’s longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected. Moreover, the Company’s liquidity could be significantly impaired if it repays its mortgage through current sources of cash on or before the maturity date in January 2006 and is not able to refinance all or a significant portion of the mortgage and is not able to sell its owned buildings for adequate consideration. See “Risk Factors” below for further information with respect to events and uncertainties that could harm the Company’s business, operating results, and financial conditions.

(3)  Earnings (loss) per share

The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company’s reported net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$(1,375,260)	$(1,028,389)	$(1,258,398)	$(2,165,816)
Weighted average shares outstanding	9,341,124	8,791,016	9,158,734	8,486,167
Earnings (loss) per share	$(0.15)	$(0.12)	$(0.14)	$(0.26)
Diluted:
Net income (loss)	$(1,375,260)	$(1,028,389)	$(1,258,398)	$(2,165,816)
Weighted average shares outstanding	9,341,124	8,791,016	9,158,734	8,486,167
Net effect of dilutive stock options based on the Treasury stock method using average market price	—	—	—	—
Weighted average shares outstanding	9,341,124	8,791,016	9,158,734	8,486,167
Earnings (loss) per share	$(0.15)	$(0.12)	$(0.14)	$(0.26)

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation for the three and nine months ended September 30, 2005 and 2004. Options to purchase 1,264,900 and 1,054,050 shares of common stock at September 30, 2005 and 2004, respectively, were outstanding, but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 as their effect would be antidilutive.

(4)  Inventories

Inventories consist of the following:	September 30, 2005	December 31, 2004
Raw materials	$2,216,947	$2,595,730
Work in process	1,502,688	1,177,602
Finished goods	1,412,578	1,257,146
Total Inventories	$5,132,213	$5,030,478

During the three months ended September 30, 2005 the company recorded obsolescence charges of $279,700.

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

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,375,260)	$(1,028,389)	$(1,258,398)	$(2,165,816)
Foreign currency translation adjustment	(10,356)	(12,779)	(107,193)	83,278
Comprehensive income (loss)	$(1,385,616)	$(1,041,168)	$(1,365,591)	$(2,082,538)

At September 30, 2005 and December 31, 2004, accumulated other comprehensive income (loss) as reported on the Company’s balance sheet is comprised solely of foreign currency translation adjustments.

(6)  Long-Term Debt

On January 10, 2001 the Company obtained a mortgage loan for $6 million secured by the real estate property located at 201 and 207 South Street, Boston, Massachusetts. This is a 20-year direct reduction mortgage with a five-year balloon due January 10, 2006. The interest rate is fixed for one year, based on the one-year Federal Home Loan Bank rate plus 2.5 % per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. The Company renegotiated the rate to 5.0% effective February 10, 2005. As of September 30, 2005 $4.9 million was outstanding on this loan, which is due and payable on January 10, 2006. Because the mortgage loan is due within twelve months, the obligation is classified as a current liability at September 30, 2005.

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

(8)  Commitments

During the nine months ended September 30, 2005, other than the line of credit discussed in Note 2 above, there were no material changes to the capital commitments and contractual obligations of the Company from those disclosed in the Form 10-K for the year ended December 31, 2004.

(9)  Segment and Geographic Information

The Company’s operations are classified into one reportable segment. The Company’s United States and international net sales for the three and nine months ended September 30, 2005 and 2004, respectively, were comprised as follows:

	Three Months		Three Months		Nine months		Nine months
	Ended		Ended		Ended		Ended
	September 30, 2005	% of Total	September 30, 2004	% of Total	September 30, 2005	% of Total	September 30, 2004	% of Total
North America	$2,668,030	50%	$3,321,564	46%	$8,701,050	48%	$10,938,878	48%
Turkey	973,349	18%	1,135,603	16%	3,113,560	17%	3,197,954	14%
UK	1,108,810	21%	1,835,555	26%	4,057,410	22%	6,219,888	27%
All Other	558,191	11%	849,886	12%	2,397,276	13%	2,668,963	11%
Total	$5,308,380	100%	$7,142,608	100%	$18,269,296	100%	$23,025,683	100%

(10)  Customer Concentrations

Relatively few customers have accounted for a substantial portion of the Company’s net sales. In the third quarter of 2005 the Company’s net sales to its top three customers accounted for 38% of its total net sales, with the Company’s sales to a large Turkish distributor accounting for 18% of the total net sales. The remaining 20% was divided fairly equally between the other two customers, both with a 10% share. In the first nine months of 2005 the Company's net sales to its top three customers accounted for 39% of its total net sales. Zoom’s fourth largest customer in the second quarter of 2005 and sixth largest customer in the first nine months of 2005 was Granville Technologies, Ltd., which in late July 2005 went into “administration,” a U.K. form of receivership. No sales to Granville were recorded in the third quarter of 2005. The administrators have decided to discontinue the company as a going concern and sell the business assets to help satisfy creditors. The Company had a receivable of $.8 million and $.3 million of consigned inventory with Granville Technologies at the time that Granville was placed into “administration.” Because of our assessment of the improbability of the collection of the receivables and the recovery of the inventory at that time, the Company's results of operations for the second quarter of 2005 included a $1.1 million reserve for these receivables and inventory. The expenses associated with these reserves were recorded as a general and administrative expense in the second quarter of 2005. In the third quarter of 2005 the Company recovered the entire $.3 million of consigned inventory from the administrators and confirmed that the VAT portion of the receivable is recoverable from the U.K. government Customs agency, HM Customs. These recoveries resulted in a $.4 million reversal in the third quarter of 2005 of the general and administrative expenses associated with the $1.1 million reserve established in the second quarter of 2005. Additional recoveries are highly unlikely.

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

(11) Subsequent Event

On October 26, 2005 the Company accelerated the vesting of all stock options previously awarded to employees and officers that were scheduled to vest on or before May 6, 2006. These stock options had exercise prices in excess of $1.76, the closing price of the Company’s Common Stock on October 26, 2005, the effective date of the acceleration. As a result of the acceleration, stock options to purchase 317,500 shares became exercisable immediately. These accelerated stock options represent 33% of the total outstanding unvested stock options and approximately 25% of the total outstanding stock options. The weighted average exercise price of the accelerated stock options is $2.44 per share.

The primary purpose of the acceleration of the vesting of these stock options is to reduce the Company’s future reported compensation expense upon the planned adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” effective January 1, 2006. As a result of the acceleration, the Company expects to reduce the stock option expense, a non-cash charge, it otherwise would be required to record by approximately $130,000 total for the first two quarters of 2006.

The pro-forma compensation expense reported in footnote 1(b), Stock-Based Compensation, in this document is not impacted by the vesting acceleration. The impact will be reflected in the Stock-Based Compensation footnote in the 2005 10-K.

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

Overview

We derive our net sales primarily from sales of Internet related hardware products, principally broadband and dial-up modems and related products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, our support office in Boca Raton, Florida, and our sales office in the United Kingdom. We typically design our hardware products, though we do sometimes use another company’s design if it meets our requirements. Electronic assembly and testing of our products in accordance with our specifications is typically done in China. We perform most of the packaging and distribution effort at our production and warehouse facility in Boston, Massachusetts, which also engages in firmware programming and in testing.

Historically we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the market for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems.

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

Over the past several years our net sales have declined. In response to the declining sales volume, we have cut costs by reducing staffing and some overhead costs. On December 31, 2002, our total headcount of full-time employees, including temporary workers, was 185, which was reduced to 154 at year-end 2004. On September 30, 2005, our full-time employee headcount was 125.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, and overhead costs associated with retailers also tend to be higher. All of Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single distributor who handles the support and marketing costs within the country. Gross margin for sales to these distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs that they cover. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including the fact that retailers are currently a more significant channel for our dial-up modems than for our broadband modems; the fact that a higher percentage of our DSL sales come from low-margin countries; and the fact that there is stronger competition in the DSL market than in the dial-up market.

In the first nine months of 2005 our net sales were down 20.7% over the same nine-month period in the prior year. The main reason for the decrease was the decline in dial-up modem sales, more than offsetting a growth in DSL modem sales. While we have generally experienced growth in our DSL modem sales, these sales are currently concentrated with a small number of customers, and this reduces the predictability of our results. In fact, as described below, one of our larger DSL customers, Granville Technologies Ltd., went into receivership in July 2005, and this is one important reason that our total DSL sales were only up 5% from the third quarter of 2004 to the third quarter of 2005. In Turkey Zoom has had a relatively high share of the small DSL market that is one of the fastest growing in the world in percentage terms; and in the future we will compete to try to maintain or grow our share in what is expected to be a high-growth market. We are also continuing our efforts to expand our DSL customer base and product line, and to enter new markets. Because of our significant customer concentration, however, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Zoom’s fourth largest customer in the second quarter of 2005 and sixth largest customer in the first nine months of 2005 was Granville Technologies, Ltd., which was reported in late July 2005 to have gone into “administration,” a U.K. form of receivership. No sales to Granville were recorded in the third quarter of 2005. The administrators have decided to discontinue the company as a going concern and sell the business assets to help satisfy creditors. The Company had a receivable of $.8 million and $.3 million of consigned inventory with Granville Technologies at the time that Granville was placed into “administration.” Because of our assessment of the improbability of the collection of the receivables and the recovery of the inventory at that time, the Company's results of operations for the second quarter of 2005 included a $1.1 million reserve for these receivables and inventory. The expenses associated with these reserves were recorded as a general and administrative expense in the second quarter of 2005. In the third quarter of 2005 the Company recovered the entire $.3 million of consigned inventory from the administrators and confirmed that the VAT portion of the receivable is recoverable from the U.K. government Customs agency, HM Customs. These recoveries resulted in a $.4 million reversal in the third quarter of 2005 of the general and administrative expenses associated with the $1.1 million reserve established in the second quarter of 2005. Additional recoveries are highly unlikely.

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

Our cash and cash equivalents balance at September 30, 2005 was $8.3 million, down from $9.4 million at December 31, 2004. This was due primarily to our operating losses for the nine months and a reduction of accounts payable and accrued expenses, partially offset by the receipt of $3.5 million from the sale of the Company's investment in InterMute.

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

We derive our net sales primarily from the sales of hardware products to four types of customers:

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

Our net sales of hardware include reductions resulting from certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

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

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $.7 million in 2002, $.2 million in 2003, and $.1 million in 2004. In the three and nine months ended September 30, 2005, Zoom’s recorded price protection was $.1 million and $.2 million, respectively.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were primarily reported as reductions in our net sales and were $1.7 million in 2002, $1.5 million in 2003, and $1.3 million in 2004. In the three and nine months ended September 30, 2005, Zoom’s net sales were reduced by $.2 million and $.9 million, respectively, due to sales and marketing support funding. The declining trend was primarily due to lower retailer sales.

Consumer Mail-In and In-Store Rebates and Store Rebates. Our estimates for consumer mail-in rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. Our estimates for store rebates are comprised of actual credit requests from the eligible customers. The estimate for mail-in and store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $1.6 million in 2002, $2.1 million in 2003, and $1.4 million in 2004. In the three and nine months ended September 30, 2005, Zoom’s recorded consumer and store rebates were $.2 million and $.9 million respectively. The declining trend was primarily due to lower retailer sales.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable reserves equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer and store rebates. These reserves are drawn down as actual credits are issued to the customer’s accounts. Other than the $.7 million reserve recorded against the Granville Technologies receivable in the nine months ended September 30, 2005 in connection with the reported administration status of that company, over the past several years our bad-debt write-offs have not been significant. The Granville accounts receivable charge was recorded to general and administrative expense.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management’s estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the “if completed” cost of our inventory, we write-down the inventory on a “lower of cost or market” basis. In 2002 and 2003, we recorded charges against inventory of $.7 million and $.3 million respectively as a result of lower of cost or market valuation issues. No lower of cost or market charges against inventory were recorded in 2004 or the nine months ended September 30, 2005. In the third quarter ended September 30, 2005 we recorded increased obsolescence reserves of $.3 million for older models of ADSL modems and VOIP hardware.

Along with the expected loss of receivables from the aforementioned Granville Technologies, Ltd. business failure, we also had $.3 million of consigned inventory at one of Granville's facilities. We believed that recovery of this inventory was uncertain and we recorded an inventory reserve of $.3 million in the second quarter of 2005. We recovered the entire inventory from the Granville administrators and reversed the $.3 million inventory reserve in the third quarter of 2005.

During the last three years we benefited from various component supply arrangements that provided us with free products based on the amount of goods we purchased from the supplier. The favorable impact to our statement of operations was recognized as the products employing the acquired components were sold. A new supply arrangement for 2005, with free products to be earned on purchases, received similar accounting treatment in the quarter and nine months ended September 30, 2005.

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

Results of Operations

Summary. Net sales were $5.3 million for our third quarter ended September 30, 2005, down 25.7% from $7.1 million in the third quarter of 2004. We had a net loss of $1.4 million for the third quarter of 2005, compared to a net loss of $1.0 million in the third quarter of 2004. We had a loss per diluted share of $.15 for the third quarter of 2005 compared to a net loss per diluted share of $.12 for the third quarter of 2004.

Net sales were $18.3 million for the nine months ended September 30, 2005, down 20.7% from $23.0 million in the first nine months of 2004. We had a net loss of $1.3 million for the first nine months of 2005, compared to a net loss of $2.2 million in the first nine months of 2004. We recorded a net loss per diluted share of $.14 for the first nine months of 2005 compared to a net loss per diluted share of $.26 for the first nine months of 2004.

Net Sales. Our net sales for the third quarter of 2005 decreased 25.7% from the third quarter of 2004, primarily due to a 43% decrease in dial-up modem sales partially offset by a 5.4% increase in DSL modem sales. Dial-up modem net sales declined to $2.2 million in the third quarter of 2005 compared to $3.9 million in the third quarter of 2004, primarily due to a decrease of both dial-up modem unit sales, primarily resulting from the continued decline of the dial-up modem after-market, and to a lesser extent, lower dial-up modem average selling prices. DSL modem net sales were $2.6 million in the third quarter of 2005 compared to $2.5 million in the third quarter of 2004. The modest growth was primarily due to numerous new and repeat customer sales, at retailers, distributors, value-added resellers, and internet service providers worldwide, partially offset by by a slight decrease in DSL modem sales to our large distributor customer in Turkey.

Net sales in our other product sales categories, which include cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment declined $.4 million, or 42% from $.8 million from the third quarter of 2004 to $.4 million in the third quarter of 2005, primarily due to decreased sales emphasis on many of these products. During the third quarter of 2005 we did not realize any significant revenue from our Global Village phone services.

Our net sales for the first nine months of 2005 decreased 20.7% from the first nine months of 2004, primarily due to a 38% decrease in dial-up modem sales, partially offset by a 16% increase in DSL modem sales. Dial-up modem net sales declined to $8.1 million in the first nine months of 2005 compared to $13.0 million in the first nine months of 2004, primarily due to a decrease of both dial-up modem unit sales, primarily resulting from the continued decline of the dial-up modem after-market, and to a lesser extent, lower dial-up modem average selling prices. DSL modem net sales increased to $8.9 million in the first nine months of 2005 compared to $7.6 million in the first nine months of 2004, primarily due to increased unit net sales of DSL modems in Turkey and other countries. Net sales in our other product sales categories, which include cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment declined $1.1 million, or 46% from $2.4 million for the first nine months of 2004 to $1.3 million in the first nine months of 2005, primarily due to decreased sales emphasis on many of these products.

Our net sales in North America were $2.7 million in the third quarter of 2005, a decrease from $3.3 million in the third quarter of 2004. Our net sales in Turkey were $1.0 million in the third quarter of 2005, a decrease from $1.1 million in the third quarter of 2004. Our net sales in the U.K. were $1.1 million in the third quarter of 2005, a decrease from $1.8 million in the third quarter of 2004. Our net sales other than North America, Turkey and the U.K. were $.6 million in the third quarter of 2005, a decrease from $.9 million in the third quarter of 2004. We attribute the declining sales in Turkey in part to customer's overstock of inventory. However, we cannot assure that our sales to Turkey will recover. The changes in the other market areas reflect our declining sales of dial-up modems, particularly in North America and the U.K.

Our net sales in North America were $8.7 million in the first nine months of 2005, a decline from $10.9 million in the first nine months of 2004. Our net sales in Turkey were $3.1 million in the first nine months of 2005 and $3.2 million in the first nine months of 2004. Our net sales in the U.K. were $4.1 million in the first nine months of 2005, a decline from $6.2 million in the first nine months of 2004. The sales decline in North America and the U.K. reflect our declining sales of dial-up modems. Our net sales other than North America, Turkey and the U.K. were $2.4 million in the first nine months of 2005 and $2.7 million in the first nine months of 2004, also reflective of our declining sales of dial-up modems. In the third quarter ended September 30, 2005 the Company’s largest customer, accounting for 18% of total net sales, was a large distributor in Turkey. In the first nine months ended September 30, 2005 the Company's two largest customers were our Turkish Distributor and a large North American retailer, accounting for 17% and 14% of total net sales, respectively. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For example, we expect our ongoing net sales to be adversely affected by the administration status of Granville Technologies in July 2005. Granville Technologies accounted for 0% and 6% of our net sales in the third quarter and first nine months of 2005, respectively, compared to 6% and 5% of our net sales in the third quarter and first nine months of 2004, respectively.

Gross Profit. Our total gross profit was $.5 million or 9.8% of net sales in the third quarter of 2005, down from $1.5 million or 21% of net sales in the third quarter of 2004. The reduced gross profit resulted primarily from the reduction in sales and from lower gross margin on those sales. Gross margin was lower due to obsolescence charges for slow-moving models, the negative effect of manufacturing overhead spread over lower sales, and the shift of Zoom’s product mix away from dial-up modems, Zoom’s highest margin product category.

Our total gross profit was $3.4 million in the first nine months of 2005, a decline from $6.1 million in the first nine months of 2004. Our gross margin percent of net sales decreased to 18.8% in the first nine months of 2005 from 26.3% in the first nine months of 2004. Gross margins were lower primarily because of the negative effect of manufacturing overhead spread over lower sales and the shift of Zoom’s product mix away from dial-up modems, Zoom’s highest margin product category.

Selling Expense. Selling expense decreased $.1 million to $1.0 million or 18.4% of net sales in the third quarter of 2005 from $1.1 million or 15.6% of net sales in the third quarter of 2004. Selling expense was lower primarily due to Zoom’s moving most European customer support from the U.K. to the U.S., which resulted in a net reduction in headcount.

Selling expense decreased $.3 million to $3.2 million or 17.4% of net sales in the first nine months of 2005 from $3.5 million or 15.3% of net sales in the first nine months of 2004. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions, including the impact of moving most European customer support from the U.K. to the U.S., partially offset by higher distribution and outbound product delivery expense.

General and Administrative Expense. General and administrative expense decreased $.5 million to $.3 million, or 5.9% of net sales in the third quarter of 2005 from $.8 million, or 10.9% of net sales in the third quarter of 2004. The decrease of $.5 million was primarily due to the reversal of $.4 million of the $1.1 million reserve established last quarter when a customer in the U.K., Granville Technology Group, went into “administration,” a U.K. form of receivership. The $.4 million favorable adjustment was primarily due to the successful recovery of $.3 million of the consigned inventories and the confirmation that $.1 million of the Value Added Tax (VAT) we paid on certain uncollectable sales was refundable by HM Customs, the U.K. government VAT agency.

General and administrative expense increased $.1 million to $2.9 million, or 15.7% of net sales in the first nine months of 2005 from $2.8 million, or 12.1% of net sales, in the first nine months of 2004. The increase of $.1 million was primarily due to a $.7 million charge to general and administrative expense for the reserve against receivables for Granville Technologies, the U.K customer now in administration, partially offset by lower legal and accounting expense due to acquisition-related expense in the second quarter of 2004, lower personnel costs, lower employee health expense, and other expense reductions.

Research and Development Expense. Research and development expense was $.7 million or 12.5% of net sales in the third quarter of 2005 and $.7 million or 10.1% of net sales in the third quarter of 2004. These costs reflected increases primarily in licenses and approvals and outside services that were offset by decreases primarily in employee compensation and depreciation expense.

Research and development expense was $2.1 million or 11.5% of net sales in the first nine months of 2005 and $2.1 million or 9.0% of net sales in the first nine months of 2004. These costs reflected increases primarily in outside services and licenses and approvals that were offset by decreases primarily in depreciation and employee compensation. Development and support continues on all of our major product lines with particular emphasis on VoIP hardware, the Global Village phone services, and DSL modems.

Other Income (Expense), Net. Other income, net was $.1 million in the third quarter of 2005, compared to $.1 million in the third quarter of 2004.

Other income, net was $3.5 million in the first nine months of 2005, compared to $.1 million in the first nine months of 2004. The reason for the $3.3 million increase in other income, net was the $3.5 million gain from the InterMute transaction, offset slightly by a decline of rental income received from leasing excess space at our headquarters facility.

Income Tax Expense (Benefit). We did not record any income tax expense in the third quarter or the nine months ended September 30, 2005 or September 30, 2004. The net deferred tax asset balance at September 30, 2005 is zero. This accounting treatment is described in further detail under the caption Critical Accounting Policies and Estimates above.

Liquidity and Capital Resources

On September 30, 2005 we had working capital of $9.2 million, including $8.3 million in cash and cash equivalents. In the first nine months of 2005 operating activities used $4.9 million in cash. Our net loss in the first nine months of 2005 was $1.3 million. Adjustments to reconcile net loss to net cash used in operating activities included a $3.5 million gain on the sale of our investment in InterMute and depreciation of $.2 million. Net cash used in operating activities included an increase of inventory of $.1 million and a reduction of accounts payable and accrued expenses of $1.0 million. Net cash provided by operating activities included a $.4 million decrease in accounts receivable and a decrease of prepaid expense of $.3 million. The $.4 million decrease of accounts receivable was not a source of cash as it was primarily the result of the $.7 million reserve recorded against receivables for Granville Technologies, the U.K customer now in administration status.

In the first nine months of 2005 investing activities provided $3.5 million of cash, due to the receipt of a $3.5 million cash payment in exchange for our investment in InterMute. In the first nine months of 2005 financing activities provided $.3 million, primarily from $.4 million from the exercise of employee stock options, partially offset by $.2 million in cash for monthly principal payments on our $6.0 million mortgage, with a current outstanding balance of $4.9 million.

Zoom may also receive additional payments of up to approximately $3 million in 2006 in connection with the InterMute sale if certain conditions and performance targets are met.

Our mortgage is a 5-year balloon mortgage, payable in full in January 2006 that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5% per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. We renegotiated the rate to 5.0% effective February 10, 2005. As of September 30, 2005 $4.9 million was outstanding on this loan, which will be due and payable on January 10, 2006. Because the mortgage is due within twelve months, the mortgage loan is reflected as a current liability. We believe that we have sufficient resources to repay the mortgage on or before the maturity date in January 2006. We also believe that we should be able to sell our owned buildings on favorable terms if we require additional liquidity. If we were to sell the portion of our owned buildings that includes our principal headquarters, we believe we would be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms.

On March 16, 2005 we entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.5%. The rate at September 30, 2005 was 7.25%. This interest rate will be increased to Silicon Valley Bank’s prime rate plus 1.0% if we record two consecutive quarters of combined losses. The revolving line of credit terminates and all outstanding obligations under the Loan and Security agreement become due on March 15, 2006.

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

The Loan and Security Agreement contains events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. Upon occurrence of an event of default, Silicon Valley Bank is entitled to, among other things, accelerate all of our obligations under the Loan and Security Agreement and sell our assets to satisfy our obligations under the Loan and Security Agreement. As of September 30, 2005 our availability under the revolving line of credit is $1.7 million. We have no outstanding borrowings and are in compliance with the covenants under the revolving line of credit as of September 30, 2005.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 154 at December 31, 2004 and has been reduced to 125 at September 30, 2005. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months, through September 30, 2006. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. Moreover, our liquidity could be significantly impaired if we repay our mortgage with our current sources of cash on or before the maturity date in January 2006 and we are not able to refinance all or a significant portion of the mortgage and we are not otherwise able to sell our owned buildings for adequate consideration. See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the nine months ended September 30, 2005, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2004, other than the revolving line of credit we obtained in March 2005, which is described in Note 2 of the Notes to Consolidated Financial Statements.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom’s plans, expectations and intentions, including statements relating to Zoom’s prospects and plans relating to sales of our dial-up, cable and DSL modems, wireless and VoIP products; the expected effects resulting from the failure of Granville Technologies; the anticipated development and timing of new product introductions; the decline of the dial-up modem market; the level of demand for Zoom’s products; Zoom’s ability to obtain debt or equity financing; Zoom’s sufficiency of capital resources; Zoom’s ability to obtain debt or equity financing; Zoom’s sufficiency of capital resources; Zoom’s ability to repay its mortgage with current cash resources and/or refinancing all or a portion of the mortgage; Zoom’s ability to sell its owned real property if it chooses to do so and Zoom’s ability to lease suitable space for its principal headquarters if it chooses to sell its owned real property; the anticipated impact of changes in the accounting treatment of stock options; and Zoom’s financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may,”“will,”  “should,”  “could,”  “would,”  “expects,”  “plans,”  “anticipates,”  “believes,”  “estimates,”  “projects,”  “predicts,”  “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth below as well as those discussed elsewhere in this report and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

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

Our net sales have been declining primarily due to the decline in the dial-up modem market, continuing decreases in the average selling prices of dial-up modems, and the trend toward faster connection speeds and broadband access products. Despite numerous cost reductions over the last few years, we have continued to incur significant net losses primarily due to our continuous decline in net sales from dial-up modems. We believe that the future of our business is largely dependent on the success of our broadband modems and other products. Although we believe that we have sufficient resources to fund our planned operations over the next year, if we fail to increase our net sales of our broadband modems and other products, our longer-term ability to stay in business and to achieve our intended business objectives could be adversely effected. Our continuing losses could also adversely affect our ability to fund the growth of our business should our strategies prove successful.

Our liquidity may be significantly impaired if we repay our mortgage prior to the maturity of our mortgage in January 2006 with our current sources of cash and are not able to refinance all or a significant portion of our mortgage or otherwise sell our owned buildings for adequate consideration.

Our mortgage loan on the two buildings constituting our headquarters facility, of which $4.9 million was outstanding on September 30, 2005, will be due and payable on January 10, 2006. We believe that we have sufficient resources to repay the mortgage through current sources of cash and/or by refinancing all or a portion of the mortgage on or before the maturity date in 2006. We also believe that, in connection with or following the repayment of the mortgage, we will be able to sell our owned building on favorable terms if we require additional liquidity. Our liquidity could be significantly impaired if we repay our mortgage with our current sources of cash on or before the maturity date in January 2006 and we are not able to refinance all or a significant portion of the mortgage or we are not otherwise able to sell our owned buildings for adequate consideration.

If we were to sell the portion of our owned buildings that includes our principal headquarters, we believe we would be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms. If we are unable to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms, our business may be harmed.

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

Relatively few customers have accounted for a substantial portion of our net sales. In 2004, our net sales to each of three companies constituted over 10% of our net sales and together these three customers accounted for 35% of our total net sales. In the third quarter of 2005, our net sales to our top three customers accounted for 38% of our total net sales, with our sales to one customer accounting for 18% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For example, we expect our ongoing net sales to be adversely affected by the failure of Granville Technologies in July 2005. Granville Technologies accounted for 0% and 6% of our net sales in the third quarter and first nine months of 2005, respectively compared to 6% and 5% of our net sales in the third quarter and first nine months of 2004. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business and prospects.

Our international operations are subject to a number of risks inherent in international activities.

Our sales outside of North America continue to represent an increasingly significant portion of our sales. Sales outside of North America have increased from 38% of net sales in 2001 to approximately 55% of our net sales in 2004, including 27% in the UK and 16% in Turkey. In the third quarter of 2005, our sales outside of North America accounted for 50% of our total net sales, including 18% in Turkey and 21% in the U.K. Currently our operations are significantly dependent on our international operations, particularly sales of our DSL modems, and may be materially and adversely affected by many factors including:

•	international regulatory and communications requirements and policy changes;

•	favoritism toward local suppliers;

•	delays in the rollout of broadband services by cable and DSL service providers;

•	local language and technical support requirements;

•	difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

•	difficulties in staffing and managing foreign operations;

•	political and economic changes and disruptions;

•	governmental currency controls;

•	shipping costs;

•	currency exchange rate fluctuations; and

•	tariff regulations

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the second and third quarters of 2005 our gross inventory levels of our DSL products continued to increase due to the rescheduling of customer orders in Turkey and resulting decreased sales. An inventory obsolescence provision of $.3 million was recorded in the third quarter of 2005 for older models of DSL modems and VOIP hardware. In the event this trend continues or we otherwise fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase most of our dial-up and broadband modem chipsets from Conexant Systems, Agere Systems, and Analog Devices. Integrated circuit product areas covered by at least one of these companies include dial-up modems, DSL modems, cable modems, networking, routers, and gateways. In the past we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for chipsets is currently experiencing shortages and there are increased lead times for some chipsets. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

On October 26, 2005 the Company accelerated the vesting of all stock options previously awarded to employees and officers that were scheduled to vest on or before May 6, 2006. These stock options had exercise prices in excess of $1.76, the closing price of the Company’s Common Stock on October 26, 2005, the effective date of the acceleration. As a result of the acceleration, stock options to purchase 317,500 shares became exercisable immediately. These accelerated stock options represent 33% of the total outstanding unvested stock options and approximately 25% of the total outstanding stock options. The weighted average exercise price of the accelerated stock options is $2.44 per share.

The primary purpose of the acceleration of the vesting of these stock options is to reduce the Company’s future reported compensation expense upon the planned adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” effective January 1, 2006. As a result of the acceleration, the Company expects to reduce the stock option expense, a non-cash charge, it otherwise would be required to record by approximately $130,000 total for the first two quarters of 2006.

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

The European Union and the US have announced plans to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled to begin in Europe in 2006 and the US in 2007, would require us and other electronics companies to change or discontinue many products. We believe that our transition process to comply with these new requirements is difficult, and will typically increase our product costs by from zero to $.50 per unit, depending on the product. In addition, we may incur additional costs involved with the disposal of inventory or with returned products that do not meet the new requirements, which could further harm our business.

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

Future legislation or regulation of Internet telephony could restrict our VoIP business, prevent us from offering service, or increase our cost of doing business.

VoIP services currently have different regulations from traditional telephony in most countries including the US. Regulatory bodies including the FCC and regulators in various states and countries may impose surcharges, taxes or new regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA) or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. In May 2005 the FCC issued an order requiring interconnected VoIP providers to deliver 911 calls to the customer’s local emergency operator as a standard feature of the service. We believe our VoIP products are capable of meeting the FCC requirements. In the event our VoIP products do not meet the FCC requirements, we may need to modify our products, which could increase our costs.

In many countries outside the US in which we operate or our services are sold, we cannot be certain that we will be able to comply with existing or future requirements, or that we will be able to continue to be in compliance with any such requirements. Our failure to comply with these requirements could materially adversely affect our ability to continue to offer our VoIP services in these jurisdictions.

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

As of September 30, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 26, 2005 the Company accelerated the vesting of all stock options previously awarded to employees and officers that were scheduled to vest on or before May 6, 2006 . These stock options had exercise prices in excess of $1.76, the closing price of the Company’s Common Stock on October 26, 2005, the effective date of the acceleration. As a result of the acceleration, stock options to purchase 317,500 shares became exercisable immediately. These accelerated stock options represent 33% of the total outstanding unvested stock options and approximately 25% of the total outstanding stock options. The weighted average exercise price of the accelerated stock options is $2.44 per share.

The primary purpose of the acceleration of the vesting of these stock options is to reduce the Company’s future reported compensation expense upon the planned adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” effective January 1, 2006. As a result of the acceleration, the Company expects to reduce the stock option expense, a non-cash charge, it otherwise would be required to record by approximately $130,000 total for the first two quarters of 2006.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: November 10, 2005	By:	/s/ Frank B. Manning
Frank B. Manning, President

Date: November 10, 2005	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.