Form 10-K
period 2005-12-31
ZOOM TECHNOLOGIES INC
filed 2006-04-05
CIK 822708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______to ______

Commission File Number 0-18672

ZOOM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0448969
______________________________________	___________________
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

207 South Street, Boston, Massachusetts	02111
______________________________________	___________________
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 423-1072
Securities Registered Pursuant to Section 12 (b) of the Act: None
Securities Registered Pursuant to Section 12 (g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2005 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was approximately $17,950,023.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 17, 2006 was 9,346,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2006 annual meeting of shareholders to be filed with the SEC in April 2006 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	the anticipated development, timing and success of new product and service introductions;
•	the anticipated development and expansion of our existing technologies, markets and sales channels;
•	the decline of the dial-up modem market;
•	investment in resources for product design in foreign markets;
•	the development of new competitive technologies, products and services;
•	approvals, certifications and clearances for our products and services;
•	production schedules for our products;
•	market acceptance of new products and services;
•	business strategies;
•	the availability of debt and equity financing;
•	general economic conditions;
•	trends relating to our results of operations;
•	our ability to service our debt obligations; and
•	the sufficiency of our capital resources.

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

Dial-up modems were Zoom®'s highest revenue category for many years, but generally our sales of dial-up modems have been declining and our sales of broadband modems have been rising. 2005 was the first full year in which our DSL modem revenues were higher than our dial-up modem revenues.

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

In response to increased demand for faster connection speeds, we have expanded our product line to include DSL modems, cable modems, and related broadband access products. Our Asymmetric Digital Subscriber Line modems, known as ADSL modems or DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment in or near the central telephone office. Zoom® is shipping a broad line of DSL modems, mostly external. Some are fairly basic, designed to connect to the USB port of a Windows computer or the Ethernet port of a computer, router, or other device. Other Zoom DSL modems are more complex, and may include a router, a four-port switch, a firewall, a wireless access point, or other enhanced features. For a given DSL hardware platform, we often provide model variations with a different power supply, filters, firmware, packaging, or other customer-specific items.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S., the U.K., and other countries include cable service providers, original equipment manufacturers, and retailers.

We are currently shipping Voice over IP products which enable broadband users to make phone calls through the Internet, potentially lowering the cost of the call and providing other benefits such as the ability to manage and track calls using a Web browser. 2005 volume shipments included a multi-function DSL gateway with VoIP, and we also ship a router with VoIP for use with either a DSL modem or cable modem. In February 2006 we began shipping the first products in a line of analog telephone adapters (ATAs), which connect to a router and one or more phones, and provide VoIP capabilities to the connected phones. Our VoIP products can be purchased with or without Zoom's Global Village™ VoIP service. Global Village's VoIP service enables an end-user to make free VoIP phone calls to end-users of several VoIP service providers, including Global Village, and also allows a user to pay to call almost any phone in the world.

We have designed a new generation of telephone dialers and related telephony products. In the early 1980s Zoom introduced its first generation of dialers, including the Demon Dialer® and Hotshot™. Dialers simplify the placing of a phone call by dialing digits automatically. Zoom's new generation of dialers includes a model designed for alternative long distance companies, and a second model designed for use with prepaid phone cards.

We are incorporated in Delaware under the name Zoom Technologies, Inc. We conduct our business through our operating subsidiary, Zoom Telephonics, Inc. Zoom Telephonics, Inc., was originally incorporated in New York in 1977 and changed its state of incorporation to Delaware in 1993. Our principal executive offices are located at 207 South Street, Boston, MA 02111 and our telephone number is (617) 423-1072.

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

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external, and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI or ISA slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. Our PCMCIA modems are designed for use with notebook and sub-notebook computers equipped with standard PCMCIA slots. When sold as packaged retail products, our dial-up modems are typically shipped complete with third-party software that supports the hardware capabilities of the modem.

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

In March and April of 1999 we acquired substantially all of the modem product and trademark assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000 we acquired the trademark and product rights to Global Village products. Global Village was a modem brand for Apple Macintosh computers. We now sell and market dial-up modems under the Zoom®, Hayes® and Global Village® names, as well as under various other private-label brands developed for some of our large accounts. In addition, we offer a VoIP service under the Global Village name.

In 2003, 2004 and 2005, our dial-up modems and related products accounted for approximately 73%, 52% and 40% of our net sales, respectively.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced new USB and PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004 Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. In March 2005 Zoom introduced a DSL modem with wireless networking using the 802.11b and 802.11g standards, a 4-port switching hub, router, and firewall. Zoom expects to continue to add DSL modems to its product line during 2006. One new model is planned to include VoIP, wireless networking, a 4-port hub, router, and firewall.

The maximum speed for the ADSL standard has been 8 megabits per second for short phone lines, with lower speeds for longer phone lines. In 2005 Zoom began shipping some models with hardware that supports the ADSL 2 and 2+ standards. These modems work with central site equipment incorporating the ADSL standard, and typically offer enhanced functionality for central site equipment incorporating the ADSL 2 and ADSL 2+ standards. This enhanced functionality includes speeds up to 24 megabits per second for short phone lines, generally higher speeds for most phone line lengths, the ability to transmit at high speeds for longer phone lines (extended "reach"), and other features including lower overall power consumption and better diagnostics. Zoom believes that it has completed the ADSL 2/2+ hardware design for Ethernet, Ethernet/USB, 4-port switch, and wireless models, and that Zoom should be able to ship these models to appropriate customers when the firmware is ready for these models.

In 2003, 2004 and 2005, our DSL modems and related products accounted for approximately 14%, 38%, and 53% of our net sales.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. In the first quarter of 2005 Zoom added a new Bluetooth USB adapter to its line, a low-cost class 2 adapter to accompany the class 1 adapter we had been shipping. Zoom also continues to add features, and Zoom recently added enhanced support for transmission of audio and video to some of its Bluetooth products.

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

Cable Modems

Each cable service provider has its own approval process, in which the cable service provider may require CableLabs® certification and may also require the service provider’s own company test and approval. We have obtained CableLabs® certification for four types of DOCSIS-standard cable modems - PCI, USB, Ethernet, and Ethernet/USB models. Some of these models have also received a number of cable service provider company approvals. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco Systems.

In 2005 we continued to sell cable modems to cable service providers and original equipment manufacturers, both inside and outside the US, and to computer retailers in the US. So far sales through the retail channel have been handicapped by a number of factors, including the approval process described above, the fact that most cable service providers offer cable modems with their service, and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider.

Voice over Internet Protocol

In 2004 we introduced a line of products that support VoIP or "Voice over Internet Protocol". Our first VoIP products use the standards-based Session Initiation Protocol, or SIP protocol, and are thus compatible with a wide range of other SIP-compatible VoIP products and services. SIP allows devices to establish and manage voice calls on the Internet. Zoom’s VoIP product line includes the X5v, the V3, and Zoom’s new line of Analog Telephone Adapters. The X5v includes a DSL modem, a router, a firewall, a 4-port switching hub, Zoom’s TelePort, and other features. The V3 has the same features as the X5v, except instead of having a built-in DSL modem, the V3 has an Ethernet port for connecting to the Ethernet port of an external DSL modem or cable modem. Zoom’s Analog Telephone Adapters connect to a router’s Ethenet port and to one or more telephones to provide those phones with VoIP capabilities. Some of Zoom’s Analog Telephone Adapters include TelePort.

Zoom’s Teleport™ phone port lets an end-user plug in a normal phone to place and receive voice calls over the Internet, or to place and receive calls over the familiar switched telephone network. Because the TelePort typically routes emergency calls over the familiar switched telephone network, those calls are handled correctly without relying on proper handling by a VoIP service provider. In addition, the TelePort can be used to provide a “second phone line” and to provide other advantages.

Some versions of these VoIP products are bundled with Global Village phone service, a Zoom-developed SIP-based service that includes a free VoIP phone service and an optional paid service for communicating with phones that can be reached through the switched phone network. Other versions of Zoom’s VoIP products do not come with Global Village service, since they are designed to be used by service providers offering some other VoIP service. Global Village has a wide array of features for routing calls, recording voice mail, conference calling, and tracking customer usage and costs. Global Village phone service helps Zoom to address the specific needs of its end-user, retailer, and service provider customers. For instance, Zoom makes Global Village available in a number of different languages and with a number of payment options to address specific market needs. Global Village can be offered to end-users, but it can also be offered to service providers either under the Global Village brand or as a private-label VoIP service.

Zoom devoted significant resources to the VoIP product area in 2004 in 2005, and we continue to devote considerable resources to VoIP hardware, firmware, and test, and to Zoom's Global Village phone service.

In 2006 Zoom expects to extend its VoIP product line by adding new hardware products and by enhancing the functionality of Global Village. Zoom expects that some of its products will be targeted toward businesses that want to add VoIP to their existing phone system to save money on long distance calls.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability and introduced other Wireless-G products, including USB and PC Card clients, a wireless access point, and a wireless gaming adapter.

Dialers and Related Telephony Products

Our dialers simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer®, in 1981, and in 1983 began shipping the Hotshot™ dialer. As the dialer market diminished due to equal access, we focused on modems and other peripherals for the personal computer market. In 1996 we began shipping a new generation of dialers incorporating proprietary technology that is now covered by four issued U.S. patents. Some of these dialers are well-suited for routing appropriate calls through money-saving long-distance service providers, including prepaid phone card service providers.

Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America markets can be costly and time-consuming. In 1993, we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including many European Union and South American countries, Canada, Mexico, Poland, Saudi Arabia, Switzerland, Turkey, the USA, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.

ROHS Restriction on Hazardous Substances

The European Union’s Directive 2002/95/EC, Restriction on Use of Hazardous Substances (RoHS), has strict rules regarding products put on the European market after July 1, 2006. Those products have defined limits on their content of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. Most electronics manufacturers including Zoom consequently need to change their manufacturing processes and component choices to conform to RoHS. Zoom has completed most of the work required to affect this change for products where it is practical to make this change, including almost all of Zoom’s high-volume products. Zoom is already shipping a small number of products that conform to RoHS, and Zoom will be shipping many products that conform to RoHS prior to July 1, 2006. Generally conformance to RoHS is slightly increasing Zoom’s cost of goods, and in some cases this will slightly reduce Zoom’s gross margin. Zoom believes that RoHS will moderately reduce the number of products available for purchase in Europe from Zoom’s competitors, especially for dial-up modems, and that this may help Zoom to increase its market share. A number of states in the U.S. plan to adopt laws similar to RoHS during 2007, and we believe that Zoom is well-prepared for this transition. However, careful management is required to minimize inventory risk for products that do not conform to RoHS, since those products will have reduced marketability.

Sales Channels

General

We sell our products primarily through high-volume distributors and retailers, Internet service providers, telephone service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). We support our major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

During 2005 our customers who accounted for approximately 10% or more of our total net sales were Olusum (Turkey) and Staples. Together these two customers accounted for 33% of our total net sales.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to independent distributors and retailers. Our distributors outside North America include Altec, CPCDI, Enta Technologies, Micro Peripherals, Olusum, Tan Thanh, and UMD. Our major European high-volume retailers include Business Logic, Centromail, Dixons Group (Dixons, Currys, PC World, and PC City), El Corte Ingles and MediaMark. Our net sales outside of North America as a percentage of total net sales have grown from 40% in 2002 to 55% in 2005. Our revenues from sales outside North America were $15.1 million in 2003, $17.4 million in 2004, and $14.0 million in 2005. Approximately 69%, 47%, and 37% of our net sales outside North America in 2003, 2004 and 2005, respectively, were customers in the United Kingdom. Sales to Turkey accounted for 3%, 28%, and 40% of our net sales outside North America in 2003, 2004 and 2005, respectively. We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, and native-language instruction manuals, software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future. Areas of focus include Western Europe, Eastern Europe, the Middle East, and Latin America.

North American High-volume Retailers and Distributors

In North America we reach the PC retail market primarily through high-volume retailers. Our North American retailers include CDW, CompUSA, Fry's, Micro Electronics, PC Connection, Staples, and many others. Although we offer a number of our products through high-volume retailers in North America, including DSL modems and cable modems, most of our sales in North America to high-volume retailers have historically been sales of our dial-up modems. However, our broadband modems have been increasing their share of our sales through high-volume retailers.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers and other customers. Our North American distributors include Border State Electric Supply, D&H Distributing, Ingram Micro, and Tech Data.

Internet Service Providers and Voice Service Providers

A rapidly growing portion of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue to devote significant efforts toward selling and supporting these customers. In addition, we expect to offer some of our VoIP products and services to telephone service providers.

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

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters and from our technical support offices in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom for the UK and a number of other European countries.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who currently provide telephone support six days per week. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine. In 2001 we expanded our European technical support to enable users in other countries to access support in languages other than English. This support is generally provided by our support staff in Boston and Florida.

Research and Development

Our research and development efforts are focused on developing new communications network access products and VoIP services, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modem and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2005 we had 18 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 2003, 2004, and 2005 we expended $2.8 million, $2.9 million and $2.7 million, respectively, on research and development activities.

Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China, Taiwan, or Korea. Our contract manufacturers and original design manufacturers typically obtain some or all of the material required to assemble the products based upon a Zoom Technologies Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our manufacturing facilities in Boston, Massachusetts allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing at our Boston facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime"). The loss of these services or a material adverse change in SameTime’s business or in our relationship could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently buy dial-up modem chipsets exclusively from two high-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. and Agere Systems Inc. We also buy the majority of our DSL and cable modem chipsets from Conexant. We also purchase DSL chipsets from Ikanos, a company that recently purchased the DSL business of Analog Devices. We believe Conexant, Agere, and Ikanos have significant resources for semiconductor design and production, analog and digital signal processing, communications firmware development, and application sales and support. Integrated circuit product areas covered by these companies together include dial-up modems, DSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. Some of our chipset suppliers have provided us certain concessions and incentives, such as reduced prices or free chipsets, if we purchased or agreed to purchase a certain dollar amount of products from these suppliers.

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

We are also subject to the new RoHS rules discussed above, which may have a major impact on component sourcing, product manufacturing, sales, and marketing.

Competition

The communications network access industry is intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns and rapid technological advances and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

•	successfully and accurately anticipate customer demand;
•	manage our product transitions, inventory levels, and manufacturing processes efficiently;
•	distribute or introduce our products quickly in response to customer demand and technological advances;
•	differentiate our products from those of our competitors; or
•	otherwise compete successfully in the markets for our products.

Some of our primary competitors by product group include the following:

•
DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, D-Link, Linksys, Netgear, Netopia, Sagem, Siemens (formerly Efficient Networks), Thomson, US Robotics, Westell, Xavi, and ZyXEL Communications.

•	Dial-up modem competitors: Best Data, Creative Labs, Lite-On, Sitecom, and US Robotics.
•	Cable modem competitors: Arris Systems, D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Linksys, Motorola, Netgear, Scientific Atlanta, SMC Networks, Terrayon, and Thomson

Many of our competitors and potential competitors have more extensive financial, engineering, product development, manufacturing, and marketing resources than we do.

The principal competitive factors in our industry include the following:

•	product performance, features, reliability and quality of service;
•	price;
•	brand image;
•	product availability and lead times;
•	size and stability of operations;
•	breadth of product line and shelf space;
•	sales and distribution capability;
•	technical support and service;
•	product documentation and product warranties;
•	relationships with providers of broadband access services; and
•	compliance with industry standards.

We believe we are able to provide a competitive mix of the above factors for dial-up modems, particularly when they are sold through retailers or computer product distributors. We are less successful in selling directly to providers of broadband access services and to PC Manufacturers.

DSL and cable modems transmit data at significantly faster speeds than dial-up modems, which still account for a significant portion of our revenues. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to cable service providers. A small fraction of new US cable modem placements in 2004 were sold at retail, and an even lower percentage were sold through retailers in most other countries. DSL had even less success at retail in the U.S. Some European countries, however, sell significant volumes of DSL modems through retailers. In the U.K., for instance, this has resulted in Zoom placing five DSL modem models into retailer Dixons Group. Similarly Zoom, through its distributor Olusum in Turkey, has been successful in placing most of its DSL modem models into Turkey for sale by a large number of retailers.

Successfully penetrating the broadband modem market presents a number of challenges, including:

•	the current limited retail market for broadband modems;
•	the relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems;
•	the significant bargaining power of these large volume purchasers;
•	the time-consuming, expensive and uncertain approval processes of the various cable and DSL service providers; and
•	the strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Scientific Atlanta for cable modems.

The use of the Internet to provide voice communications services is a relatively recent market development. A substantial number of companies have emerged to provide VoIP products and services, and many of these companies have more extensive financial, engineering, product development, and marketing resources than we do. The principal competitive factors in the VoIP market include: price, brand recognition, service and support, features, distribution, and reliability. Competitors for our VoIP products include Cisco (Linksys & Sipura brands), D-Link, Grandstream, Mediatrix, Zyxel, and 8x8.

Competitors for our VoIP service include AT&T, iConnectHere, Net2Phone, Voicepulse, Vonage and 8x8, as well as incumbent telephone carriers and other providers of traditional telephone service. Many of our competitors have greater name recognition and resources than we have and may be better positioned to more aggressively develop, promote and sell their products, including by offering more attractive pricing policies and bundled service arrangements. In addition, if telecommunications rates continue to decrease, any competitive pricing advantage of our services may be diminished or eliminated. We cannot assure that will be able to compete effectively.

Intellectual Property Rights

We rely primarily on a combination of copyrights, trademarks, trade secrets and patents to protect our proprietary rights. We have trademarks and copyrights for our firmware (software on a chip), printed circuit board artwork, instructions, packaging, and literature. We also have nine patents. The patents that have been issued expire between 2011 and 2015. We cannot assure that any patent application will be granted or that any patent obtained will provide protection or be of commercial benefit to us, or that the validity of a patent will not be challenged. Moreover, we cannot assure that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies.

We license certain technologies used in our products, typically rights to bundled software, on a non-exclusive basis. In addition we purchase chipsets that incorporate sophisticated technology. We have received, and may receive in the future, infringement claims from third parties relating to our products and technologies. We investigate the validity of these claims and, if we believe the claims have merit, we respond through licensing or other appropriate actions. Certain of these past claims have related to technology included in modem chipsets. We forwarded these claims to the appropriate vendor. If we or our component manufacturers were unable to license necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against it. Where possible we attempt to receive patent indemnification from chipset suppliers and other appropriate suppliers, but the extent of this coverage varies and enforcement of this indemnification may be difficult and costly.

Government Regulation

Regulatory Approvals, Certifications and Other Industry Standards

Our modems and related products sold in the U.S are required to meet United States government regulations, including regulations of the United States Federal Communications Commission, known as the FCC, which regulates equipment, such as modems, that connects to the public telephone network. The FCC also regulates the electromagnetic radiation and susceptibility of communications equipment. In addition, in order for our broadband products to be qualified for use with a particular broadband Internet service, we are often required to obtain approvals and certifications from the actual cable, telephone or Internet service provider and from CableLabs® for cable modems. In addition to U.S. regulations, many of our products sold abroad require us to obtain specific regulatory approvals from foreign regulatory agencies for matters such as electrical safety, country-specific telecommunications equipment requirements, and electromagnetic radiation and susceptibility requirements. We submit products to accredited testing laboratories and, when required, to specific foreign regulatory agencies, to receive approvals for our products based on the test standards appropriate to the target markets for a given product. We expect to continue to seek and receive approvals for new products to allow us to reach a large number of countries throughout the world, including countries in the Americas, Europe, Asia, and Africa. The regulatory process can be time-consuming and can require the expenditure of substantial resources. We cannot assure that the FCC or foreign regulatory agencies will grant the requisite approvals for any of our products on a timely basis, if at all.

United States and foreign regulations regarding the manufacture and sale of telecommunications devices are subject to change. Recent changes have been announced by the European Union and the U.S. to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled for July 1, 2006 for the European Union, would require Zoom and other electronics companies to change or discontinue many products. We believe that the transition process to comply with these new requirements is difficult, and in some cases has a slight negative impact on our product costs. In addition, we may incur additional costs involved with the disposal of inventory or returned products that do not meet the new requirements. We cannot predict what impact, if any, any other regulatory changes may have upon our business.

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

In many countries outside the U.S. in which we operate or our services are sold, the status of the laws that may relate to our VoIP services is unclear. We cannot be certain that we will be able to comply with existing or future requirements, or that we will be able to continue to be in compliance with any such requirements. Our failure to comply with these requirements could have a material adverse affect on our ability to continue to offer our VoIP service in these jurisdictions.

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

Backlog

Our backlog as of March 8, 2006 was $0.7 million, and on March 9, 2005 was $1.5 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of December 31, 2005 we had 127 full-time employees compared to 154 as of December 31, 2004. Of the 2005 total, 18 were engaged in research and development, 66 were involved in purchasing, assembly, packaging, shipping and quality control, 29 were engaged in sales, marketing and technical support, and the remaining 14 performed accounting, administrative, management information systems, and executive functions. None of our employees is represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom

Frank B. Manning	57	Chief Executive Officer, President and Chairman of the Board
Peter R. Kramer	54	Executive Vice President and Director
Robert A. Crist	62	Vice President of Finance and Chief Financial Officer
Terry J. Manning	54	Vice President of Sales and Marketing
Dean N. Panagopoulos	48	Vice President of Network Products
Deena Randall	52	Vice President of Operations

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

Robert A. Crist joined us in July 1997 as vice president of finance and chief financial officer. From April 1992 until joining us, Mr. Crist served in various capacities at Wang Laboratories, Inc., (now Getronics), a computer software and services company, including chief financial officer for the software business. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation, including corporate controller, corporate director of business planning and analysis, corporate manufacturing and engineering controller, and CFO for several business units. Mr. Crist earned his BS degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

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

ITEM 1A. - RISK FACTORS

The disclosure under the heading “Risk Factors” contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. Approximately 11,000 square feet of this 62,000 square foot facility is leased to third parties. We purchased these buildings in April 1993. In January 2001 we received $6.0 million in financing by securing a mortgage on this property. On March 30, 2006 we paid the lender $1.166 million to pay down the remaining balance of $4.841 million, and refinanced the balance of $3.675 million with a new mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008.

In August 1996 we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001 we exercised our option to extend this lease for an additional five years. We believe that this space provides us with more manufacturing space than we require for our current operations. The term of this lease is due to expire in August 2006. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our manufacturing and warehousing operations.

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market.

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$3.55	$2.67
Second Quarter	3.00	2.07
Third Quarter	3.08	1.98
Fourth Quarter	2.10	1.40

Fiscal Year Ended December 31, 2004	High	Low

First Quarter	$6.40	$3.62
Second Quarter	5.68	3.51
Third Quarter	5.01	2.02
Fourth Quarter	4.45	3.19

As of March 17, 2006, there were 9,346,966 shares of our common stock outstanding and approximately 234 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2005.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2005 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

ITEM 6 - SELECTED FINANCIAL DATA

The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Our statement of operations data for the years ended December 31, 2003, 2004, and 2005 and our balance sheet data as of December 31, 2004 and 2005 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm, and are included elsewhere in this report. Our statement of operations data for the years ended December 31, 2001 and 2002 and our balance sheet data as of December 31, 2001, 2002, and 2003 have been derived from our consolidated financial statements, which have been audited by KPMG LLP and are not included in this report. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands except per share amounts)
Statement of Operations Data:
Net sales	$41,570	$37,274	$33,335	$31,412	$25,551
Cost of goods sold	35,193	27,937	23,120	23,346	20,885
Gross profit	6,377	9,337	10,215	8,066	4,666
Operating expense:
Selling	7,481	5,848	5,271	4,800	4,059
General and administrative	7,938	3,405	3,118	3,620	3,553
Research and development	5,328	3,527	2,767	2,927	2,699
Total operating expense	20,747	12,780	11,156	11,347	10,311
Operating income (loss)	(14,370)	(3,443)	(941)	(3,281)	(5,645)
Other income (expense), net	(159)	67	273	209	3,537
Income (loss) before income taxes	(14,529)	(3,376)	(668)	(3,072)	(2,108)
Income tax expense (benefit)	3,800	2,015	-	-	9
Income (loss) before extraordinary item	(18,329)	(5,391)	(668)	(3,072)	(2,117)
Extraordinary gain on elimination of Negative goodwill	-	255	-	-	-
Net income (loss)	$(18,329)	$(5,136)	$(668)	$(3,072)	$(2,117)

Earnings (loss) per common and common equivalent share:
Loss before extraordinary item:
Basic and diluted	$(2.33)	$(0.68)	$(0.08)	$(0.36)	$(0.23)
Extraordinary gain on elimination of negative goodwill	-	0.03	-	-	-
Net loss:
Basic and diluted	$(2.33)	$(0.65)	$(0.08)	$(0.36)	$(0.23)

Weighted average common and
Common equivalent shares:
Basic and diluted	7,861	7,861	7,883	8,590	9,206

	Years Ended December 31,

	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Working capital…………	$18,218	$15,341	$15,647	$14,837	$8,267
Total assets……………	29,185	22,633	21,974	21,052	19,687
Long-term obligations excluding current portion………	6,001	5,342	5,096	4,872	-
Total stockholders' equity……………….	$18,416	$13,485	$13,470	$12,668	$10,868

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below

Overview

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

Historically we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems, and we have experienced increased sales of these modems that have partially offset our declining sales of dial-up modems.

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

Over the past several years our net sales have declined. In response to the declining sales volume, we have cut costs by reducing staffing and some overhead costs. On December 31, 2002, our total headcount of full-time employees, including temporary workers, was 185, which was reduced to 127 at year-end 2005.

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

In 2005 our net sales were down 18.7% compared to 2004. The main reason for the decrease was the decline in dial-up modem sales, more than offsetting a growth in DSL modem sales. While we have generally experienced growth in our DSL modem sales, these sales are currently concentrated with a small number of customers, and this reduces the predictability of our results. In Turkey Zoom has had a relatively high share of the small DSL market that is one of the fastest growing in the world in percentage terms; and in the future we will compete to try to maintain or grow our share in what is expected to be a high-growth market. We are also continuing our efforts to expand our DSL customer base and product line, and to enter new markets. Because of our significant customer concentration, however, our net sales and operating results could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Zoom’s fourth largest customer in the second quarter of 2005 and sixth largest customer in the first nine months of 2005 was Granville Technologies, Ltd., which was reported in late July 2005 to have gone into “administration,” a U.K. form of receivership. No sales to Granville were recorded in the third or fourth quarter of 2005. The administrators decided to discontinue the company as a going concern and sell the business assets to help satisfy creditors. As a result, Zoom recorded a bad debt expense in 2005 of $0.6 million for its uncollected accounts receivable balance with Granville.

Since 1999 we had a minority interest in a privately held software company, InterMute, Inc. In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005, we received a payment of approximately $3.5 million in exchange for our investment. We recorded a non-operating gain of $3.5 million in our second quarter of 2005 in connection with this sale. We may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. We will not record gains from these additional payments, if any, until and unless they are fully earned.

Our cash and cash equivalents balance at December 31, 2005 was $9.1 million, down from $9.4 million at December 31, 2004. This was due primarily to our operating loss for the year, partially offset by the receipt of $3.5 million from the sale of the Company's investment in InterMute, the reduction of accounts receivable and prepaid expense, and the increase of accounts payable and accrued expense.

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

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, voice over IP products, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. We earn a small amount of royalty revenue that is included in our net sales, primarily from internet service providers. We generally do not sell software. We began selling services in 2004. We introduced our Global Village VoIP service in late 2004, but sales of those services to date were not material.

We derive our net sales primarily from the sales of hardware products to four types of customers:

•	computer peripherals retailers,
•	computer product distributors,
•	internet service providers, and
•	original equipment manufacturers (OEMs)

We recognize hardware net sales for our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

Our 2005 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, but has been declining from a high of 10.6% to a low of 5.4% in the past two years as retail sales as a percent of total sales have declined. Product returns as a percentage of total net sales were 5.5% and 6.9% in the fourth quarter and full year of 2005, respectively.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2003, $0.1 million in 2004, and $0.2 million in 2005.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.5 million in 2003, $1.3 million in 2004, and $1.1 million in 2005. The decline in 2005 was primarily due to lower retailer sales.

Consumer Mail-In and In-Store Rebates and Store Rebates. Our estimates for consumer mail-in rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. Our estimates for store rebates are comprised of actual credit requests from the eligible customers. The estimate for mail-in and store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $2.1 million in 2003, $1.4 million in 2004, and $0.8 million in 2005. The decline in 2005 was primarily due to lower retailer sales.

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

Our bad-debt write-offs were not significant in 2003 and 2004. A major customer in the United Kingdom, Granville Technologies, Ltd. went into “administration,” a U.K. form of receivership, in June, 2005, and its charter has subsequently been terminated with no repayments to unsecured creditors. In connection with Granville’s administration, we wrote off $0.6 million of uncollectible Granville Technologies’ accounts receivable in 2005. The Granville accounts receivable charge was recorded to general and administrative expense.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Reserves for obsolete inventory are established by management based on usability reviews performed each quarter. Our reserves against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis. In 2003, 2004 and 2005 we recorded charges against inventory of $0.3 million, $0.0 million and $0.0 million, respectively, as a result of lower of cost or market valuation issues.

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

On December 31, 2005 the Company had federal net operating loss carryforwards of approximately $31,854,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2025. The Company had state net operating loss carryforwards of approximately $22,253,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2006 to 2010.

Valuation of Investment in Affiliates. Since 1999 the Company had a minority interest in a privately held software company, InterMute, Inc., which the Company had been accounting for under the equity method of accounting. The Company made its original investment in 1999, at the time of Intermute’s formation, and subsequently made additional investments. Under the equity method of accounting, the Company's investment was increased or decreased, not below zero, based upon the Company's proportionate share of the net earnings or losses of InterMute. As a result of the losses incurred by InterMute subsequent to the Company's investments, the Company's investment balance was reduced to zero during 2002. The Company discontinued applying the equity method when the investment was reduced to zero and did not provide for additional losses, as the Company did not guarantee obligations of the investee and was not committed to provide further financial support.

In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition of InterMute in June 2005, the Company received a payment of approximately $3.5 million, also in June 2005, in exchange for its investment. The Company recorded a non-operating, after-tax gain of $3.5 million in its second quarter ended June 30, 2005. The Company may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. The recording of gains from these additional payments will not be made until and unless they are fully earned.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

	Years Ended
	December 31,
	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.4	74.3	81.7
Gross profit	30.6	25.7	18.3
Operating expense:
Selling	15.8	15.3	15.9
General and administration	9.3	11.5	13.9
Research and development	8.3	9.3	10.6
Total operating expense	33.4	36.1	40.4
Operating profit (loss)	(2.8)	(10.4)	(22.1)
Other income (expense), net	0.8	0.6	13.8
Loss before income taxes	(2.0)	(9.8)	(8.3)
Income tax expense (benefit)	-	-	-

Net income (loss)	(2.0)%	(9.8)%	(8.3)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ended December 31, 2005 with the year ended December 31, 2004.

Net Sales. Our total net sales declined year-over-year by 18.7%. In 2005, we primarily generated our sales by selling broadband modems to the electronics after-market via distributors and retailers and to Internet Service Providers. The dial-up modem market has continued to decline and Zoom sales of dial-up modems declined due to reductions of both unit sales volume and, to a lesser extent, average selling prices. Our broadband modem category did not grow sufficiently in 2005 to offset the decline in our dial-up modem sales, and our total net sales decreased 18.7% to $25.6 million in 2005 from $31.4 million in 2004.

As shown in the table below, our net sales for dial-up modems declined $6.1 million, or 37.2%, to $10.3 million in 2005 from $16.5 million in 2004. This decline was primarily attributable to both lower unit sales and lower prices, reflecting the declining retail market for these modems. Our DSL net sales increased $1.7 million, or 14.2%, to $13.4 million in 2005 from $11.8 million in 2004. This increase was primarily attributable to increased unit sales of DSL modems, particularly in Turkey and other countries. Net sales in our other product sales categories, which included cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment, declined 44.4%, to $1.8 million in 2005 from $3.1 million in 2004, primarily due to decreased emphasis on many of these products.

	Year 2004	Year 2005	Change	Change
	Sales $000	Sales $000	$000%
Dial-up	$16,456	$10,332	$(6,124)	(37.2)%
DSL	11,777	13,453	1,676	14.2%
Other Products	3,179	1,766	(1,413)	(44.4)%
Total Net Sales	$31,412	$25,551	$(5,861)	(18.7)%

As shown in the table below our net sales in North America declined $2.5 million, or 17.5%, to $11.6 million in 2005 from $14.0 million in 2004. Our net sales in Turkey were $5.6 million in 2005 compared to $4.9 million in 2004, a 13.9% increase. The growth of our sales in Turkey primarily reflect increased sales of DSL modems to our Turkish Distributor.  Our net sales in the UK were $5.2 million in 2005 compared to $8.2 million in 2004, a 36.3% decline. The sales decline in North America and the UK primarily reflect our declining sales of dial-up modems. In addition, our UK sales were also significantly reduced by the result of the business failure of Granville Technologies, Ltd., a major customer. Our net sales in all other countries were $3.2 million in 2005 compared to $4.3 million in 2004, a 26.4% decline. The sales decline in all other countries was primariy in dial-up modems.

	Year 2004	Year 2005	Change	Change
	Sales $000	Sales $000	$000%
North America	$14,027	$11,575	$(2,452)	(17.5)%
Turkey	4,922	5,608	686	13.9%
UK	8,164	5,202	(2,962)	(36.3)%
All Other	4,299	3,166	(1,133)	(26.4)%
Total Net Sales	$31,412	$25,551	$(5,861)	(18.7)%

In 2005 our two largest customers were our Turkish Distributor and a large North American retailer, accounting for 22% and 12% of total net sales, respectively. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For example, we expect our ongoing net sales to be adversely affected by the business failure of Granville Technologies in 2005. Granville Technologies accounted for 5% and 4% of our total net sales in 2004 and 2005, respectively.

Gross Profit. Our gross profit was $4.7 million in 2005 compared to $8.1 million in 2004. Our gross profit as a percentage of net sales decreased to 18.3% in 2005 from 25.7% in 2004. The primary reason for this decline was a shift in the sales mix from dial-up modems to broadband modems, lower total sales, and the negative effect of fixed manufacturing costs spread over lower total sales. Zoom’s sales of dial-up modems are predominantly to the retail market, which have higher gross profit margins and selling expenses than sales of our broadband modems, which are predominately sold to distributors, internet service provider, and OEM customers.

Operating Expense. Total operating expense decreased by $1.0 million to $10.3 million in 2005 from $11.3 million in 2004. Total operating expense as a percentage of net sales increased to 40.4% in 2005 from 36.1% in 2004. The table below shows total operating expense and its three major categories: selling expense, general and administrative expense, and research and development expense.

	Year 2004	% Net	Year 2005	% Net	Change	%
Operating Expense	Sales $000	Sales	Sales $000	Sales	$000	Change
Selling Expense	$4,800	15.3%	$4,059	15.9%	$(741)	(15.4)%
General and Administrative Expense	3,620	11.5%	3,553	13.9%	(67)	(1.9)%
Research and Development Expense	2,927	9.3%	2,699	10.6%	(228)	(7.8)%
Total Operating Expense	$11,347	36.1%	$10,311	40.4%	$(1,036)	(9.1)%

Selling Expense. Selling expense decreased to $4.1 million in 2005 from $4.8 million in 2004. Selling expense as a percentage of net sales was 15.9% in 2005 and 15.3% in 2004. The $0.7 million decrease in selling expense was primarily due to reductions in personnel costs due to reduced employee headcount ($0.3 million) estimated European Value Added Tax expense ($0.1 million), outbound freight ($0.1 million), and other selling costs related to lower overall sales volume and lower sales in the retail channel.

General and Administrative Expense. General and administrative expense was $3.6 million in 2004 and 2005. General and administrative expense as a percentage of net sales was 13.9% in 2005 and 11.5% in 2004. In 2005, general and administrative expense decreased in most categories, but the expense reductions were offset by an increase of $ 0.7 million in bad debt expense, primarily the result of the business failure of a major U.K. customer, Granville Technologies, Ltd. in 2005. The general and administrative expense reductions in 2005 included reductions in personnel costs ($0.3 million), medical and general insurance expense ($0.3 million), and legal, audit and bank fee expense ($0.2 million).

Research and Development Expense. Research and development expense decreased to $2.7 million in 2005 from $2.9 million in 2004. Research and development expense as a percentage of net sales increased to 10.6% in 2005 from 9.3% in 2004. The $0.2 million decrease in research and development expense was primarily due to reduced personnel costs ($0.2 million) and government approvals and licenses ($0.1 million).

Other Income (Expense). Other income, net increased to $3.5 million in 2005 from $0.2 million in 2004. The significant increase was the result of a non-operating gain recorded for the $3.5 million gain and payment in June, 2005 by Trend Micro, Inc. to Zoom in exchange for our investment in an affiliate, Intermute. Zoom may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. The recording of gains from these additional payments will not be made until and unless they are fully earned.

Income Tax Expense (Benefit). We did not record any income tax expense in 2004. We recorded a $0.09 million net income tax expense in 2005 for a U.K. income tax on interest income, which was not subject to our net loss carryforwards. The net deferred tax asset balance at December 31, 2005 is zero. This accounting treatment is described in further detail under the caption "Critical Accounting Policies and Estimates" above and in note 11 to the consolidated financial statements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ended December 31, 2004 with the year ended December 31, 2003.

Net Sales. Our total net sales declined year-over-year by 5.8%. In 2004, we primarily generated our sales by selling dial-up modems to the electronics after-market via distributors and retailers. The market and Zoom’s sales of dial-up modems continued to decline in 2004. Our broadband modem category did not grow sufficiently in 2004 to offset the decline in our dial-up modem sales, and our total net sales decreased 5.8% to $31.4 million in 2004 from $33.3 million in 2003.

As shown in the table below our net sales for dial-up modems declined $7.7 million, or 32.0%, from $24.2 million in 2003 to $16.5 million in 2004, primarily attributable to both lower unit sales and lower prices. Our broadband net sales increased $6.1 million, or 91.7%, from $6.6 million in 2003 to $12.7 million in 2004. This increase was primarily attributable to increased unit sales of DSL modems, particularly in markets outside North America. Our DSL sales increased 161% from $4.5 million in 2003 to $11.8 million in 2004. Net sales in our other product sales categories, which included wireless networking equipment, ISDN modems, cameras, and telephone dialers declined 10.3%, from $2.5 million to $2.3 million.

	Year 2003 Sales $000	Year 2004 Sales $000	Change $000	Change %
Dial-up	$24,198	$16,456	$(7,742)	(32.0)%
Broadband	6,629	12,706	6,077	91.7%
Other Products	2,508	2,250	(258)	(10.3)%
Total Net Sales	$33,335	$31,412	$(1,923)	(5.8)%

As shown in the table below our net sales in North America decreased by 23.0% to $14.0 million in 2004, compared to our net sales in 2003. Our 2004 net sales outside North America increased by 15% to $17.4 million, compared to our net sales in 2003. These changes reflect our declining sales of dial-up modems worldwide, our stronger broadband sales in the markets outside North America, and the positive currency translation impact, for converting British Pounds and Euros to dollars (a $0.9 million benefit), of a significant portion of our sales outside North America. Our sales outside North America benefited from strong growth in Turkey, primarily relating to DSL modem sales, accounting for 28% of our total 2004 sales outside North America.

	Year 2003 Sales $000	Year 2004 Sales $000	Change $000	Change %
North America	$18,212	$14,027	$(4,185)	(23.0)%
Outside North America	15,123	17,385	2,262	15.0%
Total Net Sales	$33,335	$31,412	$(1,923)	(5.8)%

Gross Profit. Our gross profit was $8.1 million in 2004 compared to $10.2 million in 2003. Our gross profit as a percentage of net sales decreased to 25.7% in 2004 from 30.6% in 2003. The primary reason for this decline was a shift in the sales mix from dial-up modems, our highest margin product category, to broadband modems, which have lower margins.

Operating Expense. Total operating expense increased by $0.2 million to $11.3 million in 2004 from $11.2 million in 2003. Total operating expense as a percentage of net sales increased to 36.1% in 2004 from 33.5% in 2003. The table below shows total operating expense and its three major categories: selling expense, general and administrative expense, and research and development expense.

Operating Expense	Year 2003 Sales $000	% Net Sales	Year 2004 Sales $000	Net Sales	Change $000	% Change
Selling Expense	$5,270	15.8%	$4,800	15.3%	$(470)	(8.9)%
General and Administrative Expense	3,118	9.4%	3,620	11.5%	502	16.1%
Research and Development Expense	2,767	8.3%	2,927	9.3%	160	5.8%
Total Operating Expense	$11,155	33.5%	$11,347	36.1%	$192	1.7%

Selling Expense. Selling expense decreased to $4.8 million in 2004 from $5.3 million in 2003. Selling expense as a percentage of net sales was 15.3% in 2004 and 15.8% in 2003. The $0.5 million decrease in selling expense was primarily due to reduced outbound freight ($0.2 million), marketing costs ($0.1 million), personnel costs ($0.1 million), and sales commissions ($0.1 million) as a result of lower overall sales volume and lower sales in the retail channel. These decreases were partially offset by an adjustment to our estimated European Value Added Tax expense ($0.1 million).

General and Administrative Expense. General and administrative expense increased to $3.6 million in 2004 from $3.1 million in 2003. General and administrative expense as a percentage of net sales were 11.5% in 2004 and 9.4% in 2003. The $0.5 million increase in general and administrative expense was primarily due to acquisition-related expense for a non-consummated transaction ($0.3 million) and salaries and benefits for increased personnel costs for Information Systems and Sarbanes-Oxley compliance ($0.1 million).

Research and Development Expense. Research and development expense increased to $2.9 million in 2004 from $2.8 million in 2003. Research and development expense as a percentage of net sales increased to 9.3% in 2004 from 8.3% in 2003. The $0.16 million increase in research and development expense was primarily due to increased personnel costs ($0.1 million) and related expense.

Other Income (Expense). Other income, net declined to $0.21 million in 2004 from $0.27 million in 2003. The decline was primarily the result of an increased foreign exchange loss and the sale in 2003 of a web domain name, partially offset by increased interest income on our cash investments.

Income Tax Expense (Benefit). We did not record any net tax expense or benefit in 2004 or 2003.

Liquidity and Capital Resources

On December 31, 2005, we had working capital of $8.3 million including $9.1 million in cash and cash equivalents.

In 2005 operating activities used $3.9 million in cash. Our net loss in 2005 was $2.1 million which was comprised of an operating loss of $5.6 million and a non-operating gain from investing activities of $3.5 million. Sources of cash from operations included a reduction of accounts receivable of $0.6 million, an increase of accounts payable and accrued expense of $0.6 million, non-cash depreciation and amortization expense of $0.3 million, and a decrease of prepaid expense of $0.2 million. Our decrease in accounts receivable reflected our lower sales, a $0.6 million bad debt write-off for a major customer, Granville Technologies, Ltd., and a higher mix of sales with shorter payment terms. Our increase in accounts payable was primarily related to the timing of inventory receipts.

In 2005 our net cash provided by investing activities was $3.3 million, which included the $3.5 million received from our sale of an affiliate, Intermute, to Trend Micro, Inc., a U. S. subsidiary of Trend Micro Japan. This was partially offset by our $0.2 million investment in property, plant and equipment. Zoom may also receive additional payments of up to approximately $3 million in 2006 in connection with the InterMute sale if certain conditions and performance targets are met.

In 2005 cash was provided by financing activities of $0.2 million consisting of proceeds from the exercise of employee stock options of $0.4 million, partially offset by $0.2 million for monthly principal payments on our $6.0 million mortgage on our headquarters facility. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5% per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. We renegotiated the rate to 5.0% effective February 10, 2005. As of December 31, 2005 $4.872 million was outstanding on this loan. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 we paid the lender $1.166 million to pay down the then balance of $4.841 million, and refinanced the balance of $3.675 million with a new mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007. The new mortgage rate is equal to the federal prime rate, which is 7.75% as of March 30, 2006, and the rate will adjust along with the federal prime rate. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008. The lender has retained a payment reserve account equal to six months of principal and interest in a Certificate of Deposit. The mortgage contains certain financial and non-financial covenants. We also believe that we should be able to sell our owned buildings on favorable terms if we require additional liquidity. If we were to sell the portion of our owned buildings that includes our principal headquarters, we believe we would be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms.

On March 16, 2005 we entered into a one year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.5%. This interest rate will be increased to Silicon Valley Bank’s prime rate plus 1.0% if we record two consecutive quarters of combined losses. The rate at December 31, 2005 was 8.25%, based on the prime rate plus 1.0%. The revolving line of credit terminated, as scheduled, on March 15, 2006. There were no borrowings under the line for the entire one year contract. We are currently negotiating a new one year line with Silicon Valley Bank. There can be no assurance as to the outcome of these negotiations.

To conserve cash and manage our liquidity, we have implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 154 at December 31, 2004 and has been reduced to 127 at December 31, 2005. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months, through December 31, 2006. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. Moreover, our liquidity could be significantly impaired if we are not able to refinance all or a significant portion of the mortgage and we are not otherwise able to sell our owned buildings for adequate consideration. See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005.

	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	AFTER 5 YEARS
Purchase Obligations (1)	$2,634,217	$2,634,217	$-	$-	$-
Long Term Debt (2)	4,889,927	4,889,927	-	-	-
Operating Leases (3)	584,696	510,050	74,646	-	-
Total	$8,108,840	$8,034,194	$74,646	$-	$-

(1)	Represents obligations primarily with subcontractors and suppliers of inventory, all in the ordinary course of business.
(2)
Represents the mortgage on our corporate headquarters, including estimated interest payments at 5%. On March 30, 2006 we paid the lender $1.166 million to pay down the then balance of $4.841 million, and refinanced the balance of $3.675 million with a new mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008.

(3)
Represents minimum lease payments, excluding executory costs to be made under leases for our manufacturing facility in Boston, MA, our office facility in Fleet, Hants, U.K., and our technical support facility in Boca Raton, FL.

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

Our liquidity may be significantly impaired if we repay our mortgage prior to the maturity of our mortgage with our current sources of cash and are not able to refinance all or a significant portion of our mortgage or otherwise sell our owned buildings for adequate consideration.

On March 30, 2006 we paid our mortgage lender $1.166 million to pay down the then balance of $4.841 million of our previous mortgage, and refinanced the balance of $3.675 million with a new mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007. The new mortgage rate is equal to the federal prime rate, which is 7.75% as of March 30, 2006, and the rate will adjust along with the federal prime rate. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008. The lender has retained a payment reserve account equal to six months of principal and interest in a Certificate of Deposit. The mortgage contains certain financial and non-financial covenants.

We also believe that we should be able to sell our owned buildings on favorable terms if we require additional liquidity. If we were to sell the portion of our owned buildings that includes our principal headquarters, we believe we would be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms.

Our liquidity could be significantly impaired if we are not otherwise able to sell our owned buildings for adequate consideration.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

In addition to obtaining funds to refinance or repay our mortgage, over the next twelve months we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable. Our credit facility expired on March 15, 2006. We are currently in negotiations for a new one-year line of credit. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

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

Relatively few customers have accounted for a substantial portion of our net sales. In 2005, our net sales to two companies each constituted over 10% of our net sales and together these two customers accounted for 33% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business and prospects.

Our operations outside North America are subject to a number of risks inherent in activities outside North America.

Our sales outside of North America continue to represent an increasingly significant portion of our sales. Sales outside of North America have increased from 40% of net sales in 2002 to approximately 55% of our net sales in 2005, including 20% in the UK and 22% in Turkey. Currently our operations are significantly dependent on our operations outside North America, particularly sales of our DSL modems, and may be materially and adversely affected by many factors including:

•	regulatory and communications requirements and policy changes outside North America;

•	favoritism toward local suppliers;

•	delays in the rollout of broadband services by cable and DSL service providers;

•	local language and technical support requirements;

•	difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

•	difficulties in staffing and managing foreign operations;

•	political and economic changes and disruptions;

•	governmental currency controls;

•	shipping costs;

•	currency exchange rate fluctuations; and

•	tariff regulations

We anticipate that our sales outside North America will continue to account for a significant percentage of our net sales. If foreign markets for our current and future products develop more slowly than currently expected, our sales and our future results of operations may be harmed.

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the event we fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty.

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

In December 2004 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment”, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. SFAS 123R will be effective for us beginning in the first quarter of 2006. The adoption of the SFAS 123R fair value method may have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.

On October 26, 2005, we accelerated the vesting of all stock options previously awarded to employees and officers that were scheduled to vest on or before May 6, 2006. These stock options had exercise prices in excess of $1.76, the closing price of our Common Stock on October 26, 2005, the effective date of the acceleration. As a result of the acceleration, stock options to purchase 317,500 shares became exercisable immediately. These accelerated stock options represent 33% of the total outstanding unvested stock options and approximately 25% of the total outstanding stock options. The weighted average exercise price of the accelerated stock options is $2.44 per share.

The primary purpose of the acceleration of the vesting of these stock options is to reduce our future reported compensation expense upon the planned adoption of SFAS 123R, “Share Based Payment” effective January 1, 2006. As a result of the acceleration, there was no impact to our reported financial results through December 31, 2005 and we expect to reduce the stock option expense we otherwise would be required to record by approximately $130,000 total for the first two quarters of 2006.  We expect to incur stock compensation expense, a non-cash charge, in the range of $220,000 to $650,000 during fiscal year 2006.

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

ITEM 7A.

We invest our cash in short-term money market instruments and certificates of deposit. These investments are generally denominated in U.S. dollars and U.K. pounds. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate or market risk. The investment portfolio is used to preserve our capital until it is required to fund operations or acquisitions. None of these instruments are held for trading purposes. We do not own derivative financial instruments.

We are exposed to interest rate risk in the ordinary course of business. Our new mortgage, effective March 30, 2006, has an interest rate equal to the federal prime rate, which is 7.75% as of March 30, 2006, and the rate will adjust along with the federal prime rate.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure during the period covered by this report.

ITEM 9A - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. Approximately 11,000 square feet of this 62,000 square foot facility is leased to third parties. We purchased these buildings in April 1993. In January 2001 we received $6.0 million in financing by securing a mortgage on this property. On March 30, 2006 we paid the lender $1.166 million to pay down the remaining balance of $4.841 million, and refinanced the balance of $3.675 million with a 15 year amortization for one year and a Maturity Date of April 10, 2007. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors" Meetings and Committees; Audit Committee", "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2006 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2006 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2005 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

	Number Of Securities		Number Of Securities
	To Be Issued Upon	Weighted-Average Exercise	Remaining Available For
	Exercise Of	Price Of Outstanding	Future Issuance Under Equity
	Outstanding Options,	Options,	Compensation Plans (excluding
Plan Category	Warrants And Rights	Warrants And Rights	securities reflected in column [a])
	(a)	(b)	(c)
Equity compensation plansapproved by security holders(1)	744,000	$2.3569	775,646

Equity compensation plans not approved by security holders(2)	493,700	2.3646	190,100
Total....	1,237,700	$2.3599	965,746

(1)
Includes the following plans: 1990 Employee Stock Option Plan and 1991 Directors Stock Option Plan, each as amended. Please see note 10 to our consolidated financial statements for a description of these plans.

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

The additional information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management " in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement for our 2006 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for our 2006 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES * [EXHIBITS TO BE UPDATED. INCLUDE ANY AMENDMENTS TO MORTGAGE OR CREDIT FACILITY]*

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

3.1
Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K"). *

	3.2	By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

	**10.1	1990 Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-126612) filed with the Commission on July 15, 2005. *

	**10.2	1991 Director Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-107923), filed with the Commission on August 13, 2003. *

	10.3	1998 Employee Equity Incentive Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-97573), filed with the Commission on August 2, 2002. *

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

	10.8	Commercial Real Estate Promissory Note, between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

	10.9	Form of Non-Qualified Stock Option Agreement for Executive Officers.*

	10.10	Summary of Directors' Compensation.*

	10.11	Loan and Security Agreement with Silicon Valley Bank, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005. *

	10.12	Letter of Transmittal for Surrender of Capital Stock of Intermute, filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.*

	21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

	23.	Consent of KPMG LLP, independent registered public accounting firm.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(Continued)

	31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

	**	Compensation Plan or Arrangement.

(b)		Exhibits - See Item 15 (a) (3) above for a list of Exhibits incorporated herein by reference or filed with this Report.

(c)		Schedules - Schedule II: Valuation and Qualifying Accounts. Schedules other than those listed above have been omitted since they are either inapplicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: March 31, 2006	By:	/s/ Frank B. Manning

Frank B. Manning, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer and Chairman of the Board	March 31, 2006
Frank B. Manning

/s/ Robert A. Crist	Principal Financial and Accounting Officer	March 31, 2006
Robert A. Crist

/s/ Peter R. Kramer	Director	March 31, 2006
Peter R. Kramer

/s/ Bernard Furman	Director	March 31, 2006
Bernard Furman

/s/ J. Ronald Woods	Director	March 31, 2006
J. Ronald Woods

/s/ Joseph Donovan	Director	March 31, 2006
Joseph Donovan

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts March 31, 2006

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	2005
Current assets:
Cash and cash equivalents	$9,438,596	$9,081,122
Accounts receivable, net of reserves for doubtful
accounts, returns, and allowances of $1,359,455 in
2004 and $1,294,637 in 2005 (note 12)	3,349,781	2,630,859
Inventories (note 5)	5,030,478	5,073,178
Prepaid expense and other current assets	529,989	301,265
Total current assets	18,348,844	17,086,424

Property, plant and equipment, net (note 6)	2,703,208	2,600,660
Total assets	$21,052,052	$19,687,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,006,819	$3,140,593
Accrued expense	1,275,088	788,427
Current portion of long term debt (note 9)	229,555	4,889,928
Total current liabilities	3,511,462	8,818,948

Long-term debt, less current portion (note 9)	4,872,298	-
Total liabilities	8,383,760	8,818,948

Commitments (note 7)

Stockholders' equity (note 10): Common stock, $0.01 par value.
Authorized 25,000,000 shares; issued 8,935,516 shares;
outstanding 8,927,116 and issued 9,355,366; outstanding
9,346,966 shares at December 31, 2004 and December 31, 2005, respectively	89,355	93,554
Additional paid-in capital	30,572,727	31,015,977
Retained earnings (accumulated deficit)	(18,510,181)	(20,627,318)
Accumulated other comprehensive income (loss)	523,713	393,245
Treasury stock, at cost	(7,322)	(7,322)
Total stockholders' equity	12,668,292	10,868,136

Total liabilities and stockholders' equity	$21,052,052	$19,687,084

See accompanying notes to consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

Net sales (notes 12 and 16)	$33,335,209	$31,411,781	$25,551,179
Cost of goods sold	23,120,573	23,345,918	20,885,254
Gross profit	10,214,636	8,065,863	4,665,925

Operating expense:
Selling	5,270,585	4,800,165	4,059,318
General and administrative	3,117,764	3,619,480	3,552,985
Research and development	2,766,967	2,927,225	2,698,449
Total operating expense	11,155,316	11,346,870	10,310,752

Operating loss	(940,680)	(3,281,007)	(5,644,827)

Other income (expense):
Interest income	87,427	149,381	235,424
Interest expense	(211,165)	(211,213)	(253,797)
Other, net	396,363	270,991	3,555,197
Total other income (expense), net	272,625	209,159	3,536,824

Income (loss) before income taxes	(668,055)	(3,071,848)	(2,108,003)

Income tax expense (benefit)(note 11)	-	-	9,134

Net income (loss)	$(668,055)	$(3,071,848)	$(2,117,137)

Basic and diluted earnings (loss) per share (note 2):

Net loss:
Basic and diluted	$(0.08)	$(0.36)	$(0.23)

Weighted average common and common equivalent shares:
Basic and diluted	7,883,400	8,590,092	9,206,179

See accompanying notes to consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2002	7,860,866	$78,608	$28,166,607	$(14,770,278)	$11,755	2,600	$(2,196)	$13,484,496

Net income (loss)	-	-	-	(668,055)	-	-	-	(668,055)
Foreign currency translation adjustment	-	-	-	-	322,854	-	-	322,854
Comprehensive loss	-	-	-	-	-	-	-	(345,201)
Exercise of stock options (note 10)	223,750	2,238	333,814	-	-	-	-	336,052
Purchase of treasury stock	-	-	-	-	-	5,800	(5,126)	(5,126)
Balance at December 31, 2003	8,084,616	80,846	28,500,421	(15,438,333)	334,609	8,400	(7,322)	13,470,221

Net income (loss)	-	-	-	(3,071,848)	-	-	-	(3,071,848)
Foreign currency translation adjustment	-	-	-	-	189,104	-	-	189,104
Comprehensive loss	-	-	-	-	-	-	-	(2,882,744)
Exercise of stock options (note 10)	850,900	8,509	2,072,306	-	-			2,080,815
Balance at December 31, 2004	8,935,516	89,355	30,572,727	(18,510,181)	523,713	8,400	(7,322)	12,668,292

Net income (loss)	-	-	-	(2,117,137)	-	-	-	(2,117,137)
Foreign currency translation adjustment	-	-	-	-	(130,468)	-	-	(130,468)
Comprehensive loss	-	-	-	-	-	-	-	(2,247,605)
Exercise of stock options (note 10)	419,850	4,199	443,250	-	-			447,449
Balance at December 31, 2005	9,355,366	$93,554	$31,015,977	$(20,627,318)	$393,245	8,400	$(7,322)	$10,868,136

See accompanying notes to consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

Cash flows from operating activities:
Net income (loss)	$(668,055)	$(3,071,848)	$(2,117,137)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-operating gain on refund of deposit	(40,237)	-	-
Gain on sale of investment in Intermute	-	-	(3,495,516)
Depreciation and amortization	617,781	405,158	324,208
Changes in operating assets and liabilities:
Accounts receivable	106,881	771,767	632,589
Inventories	2,011,334	(259,262)	(45,887)
Prepaid expense and other current assets	643,276	(95,295)	219,135
Accounts payable and accrued expense	(430,629)	97,969	626,798
Net cash provided by (used in) operating activities	2,240,351	(2,151,511)	(3,855,810)

Cash flows from investing activities:
Proceeds from sale of investment in Intermute	-	-	3,495,517
Purchases of property, plant and equipment	(50,855)	(189,381)	(223,976)

Net cash provided by (used in) investing activities	(50,855)	(189,381)	3,271,541

Cash flows from financing activities:
Repayment of long-term debt	(213,788)	(217,966)	(211,926)
Exercise of nonqualified stock options	336,052	2,080,815	447,449
Payments to acquire treasury stock	(5,126)	-	-

Net cash provided by (used in) financing activities	117,138	1,862,849	235,523

Effect of exchange rate changes on cash	(14,524)	12,255	(8,728)

Net increase (decrease) in cash and cash equivalents	2,292,110	(465,788)	(357,474)

Cash and cash equivalents at beginning of year	7,612,274	9,904,384	9,438,596

Cash and cash equivalents at end of year	$9,904,384	$9,438,596	$9,081,122

See accompanying notes to consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2004 and 2005

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include the useful lives of property, plant and equipment, the recoverability of long-lived assets, the collectibility of accounts receivable, the valuation allowance for deferred tax assets, the valuation of sales returns and allowances, the reserves for obsolete and slow moving inventory, and the write-downs of inventory valuation for the lower of cost or market.

(b) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zoom Telephonics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents
The Company considers all investments with original maturities of less than 90 days from date of purchase to be cash equivalents.

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

(f) Accounting for Impairment of Long-Lived Assets
The Company uses the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

	2003	2004	2005
Basic weighted
Average shares outstanding	7,883,400	8,590,092	9,206,179
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	-	-	-
Diluted weighted
Average shares outstanding	7,883,400	8,590,092	9,206,179

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. The dilutive effect of options to purchase 206,414, 769,790 and 187,438 shares of common stock at December 31, 2003, 2004, and 2005, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(i) Revenue Recognition
The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company earns a small amount of royalty that is included in its net sales, primarily from internet service providers. The Company generally does not sell software. The Company began selling services in 2004. The Company introduced its Global Village VoIP service in late 2004, but sales of those services in 2004 and 2005 were not material.

The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, and original equipment manufacturers (OEMs). The Company sells a very small amount of its hardware products to direct consumers or to any customers via the internet.

The Company recognizes hardware net sales for all four types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from Zoom to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of its customer contracts or purchase orders specify FOB destination. The Company verifies the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

The Company's VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a services customer by electing to sign up for the Global Village billable service on the internet. The Company recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

(j) Financial Instruments
Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and borrowings. Due to the short term nature of these instruments or the corresponding variable interest rate attached to the debt, the carrying amount of these financial instruments approximates fair value.

(k) Stock-Based Compensation
The Company accounts for stock-based compensation under Statement of Accounting Financial Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25 (APB 25), "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, if any, are credited to equity.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	YEAR ENDED DECEMBER 31,
	2003	2004	2005

Net income (loss), as reported	$(668,055)	$(3,071,848)	$(2,117,137)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(372,009)	(591,459)	(782,618)

Pro forma net income (loss)	$(1,040,064)	$(3,663,307)	$(2,899,755)

Earnings (loss) per share:
Basic -- as reported	$(0.08)	$(0.36)	$(0.23)
Basic - pro forma	$(0.13)	$(0.43)	$(0.31)

Diluted -- as reported	$(0.08)	$(0.36)	$(0.23)
Diluted - pro forma	$(0.13)	$(0.43)	$(0.31)

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Weighted-average assumptions: 2003-expected dividend yield 0.00%, risk-free interest rate of 1.82%, volatility 124% and an expected life of 2.0 years; 2004-expected dividend yield 0.0%, risk-free interest rate of 2.32%, volatility 110% and an expected life of 2.0 years; 2005-expected dividend yield 0.0%, risk-free interest rate of 3.6%, volatility 91% and an expected life of 2.47 years.

(l) Advertising Costs
Advertising costs are expensed as incurred and reported in selling, general, and administrative expense in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying consolidated balance sheets.

 (m) Investments in Affiliates
Investments in which the Company has no significant influence over the investee are accounted for under the cost method of accounting. Investments in which the Company exercises significant influence but which the Company does not control are accounted for under the equity method of accounting. Under the equity method, investments are stated at cost and are adjusted for the Company's share of earnings and losses, contributions and distributions

 (n) Foreign Currencies
The Company generates a portion of its revenues in markets outside North America and principally in transactions that are denominated in foreign currencies, which subjects its operations to exposure to foreign currency fluctuations. The impact of currency fluctuations can be positive or negative in any given period. The Company has no involvement with derivative financial instruments.

The Company considers the local currency to be the functional currency for its U.K. branch. Assets and liabilities denominated in foreign currencies are translated using the exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss).

(o) Warranty Costs
The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(p) Shipping and Freight Costs
The Company records the expense associated with customer-delivery shipping and freight costs in selling expense. Approximately $5.5 million, $4.7 million, and $4.9 million of customer-delivery shipping and freight costs were included in selling expense in 2003, 2004, and 2005, respectively.

(3) LIQUIDITY

On December 31, 2005, we had working capital of $8.3 million including $9.1 million in cash and cash equivalents.

In 2005 operating activities used $3.9 million in cash. Our net loss in 2005 was $2.1 million which was comprised of an operating loss of $5.6 million and a non-operating gain from investing activities of $3.5 million. Sources of cash from operations included a reduction of accounts receivable of $0.6 million, an increase of accounts payable and accrued expense of $0.6 million, non-cash depreciation and amortization expense of $0.3 million, and a decrease of prepaid expense of $0.2 million. Our decrease in accounts receivable reflected our lower sales, a $0.6 million bad debt write-off for a major customer, Granville Technologies, Ltd., and a higher mix of sales with shorter payment terms. Our increase in accounts payable was primarily related to the timing of inventory receipts.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

In 2005 our net cash provided by investing activities was $3.3 million, which included the $3.5 million received from our sale of an affiliate, Intermute, to Trend Micro, Inc., a U. S. subsidiary of Trend Micro Japan. This was partially offset by our $0.2 million investment in property, plant and equipment. Zoom may also receive additional payments of up to approximately $3 million in 2006 in connection with the InterMute sale if certain conditions and performance targets are met.

In 2005 cash was provided by financing activities of $0.2 million consisting of proceeds from the exercise of employee stock options of $0.4 million, partially offset by $0.2 million for monthly principal payments on our $6.0 million mortgage on our headquarters facility. Our mortgage is a 5-year balloon mortgage that is amortized on a 20-year basis. The interest rate is adjusted annually in January of each year based on the Federal Home Loan Bank rate plus 2.5% per annum. In 2004 the interest rate was 3.99%. As of January 10, 2005 the rate of interest changed to 5.80%. We renegotiated the rate to 5.0% effective February 10, 2005. As of December 31, 2005 $4.872 million was outstanding on this loan. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 we paid the lender $1.166 million to pay down the then balance of $4.841 million, and refinanced the balance of $3.675 million with a new mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007. The new mortgage rate is equal to the federal prime rate, which is 7.75% as of March 30, 2006, and the rate will adjust along with the federal prime rate. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008. The lender has retained a payment reserve account equal to six months of principal and interest in a Certificate of Deposit. The mortgage contains certain financial and non-financial covenants. We also believe that we should be able to sell our owned buildings on favorable terms if we require additional liquidity. If we were to sell the portion of our owned buildings that includes our principal headquarters, we believe we would be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms.

On March 16, 2005 we entered into a one year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit can be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. Revolving loans bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.5%. This interest rate will be increased to Silicon Valley Bank’s prime rate plus 1.0% if we record two consecutive quarters of combined losses. The rate at December 31, 2005 was 8.25%. The revolving line of credit terminated, as scheduled, on March 15, 2006. There were no borrowings under the line for the entire one year contract. We are currently negotiating a new one year line with Silicon Valley Bank. There can be no assurance as to the outcome of these negotiations.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 154 at December 31, 2004 and has been reduced to 127 at December 31, 2005. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months, through December 31, 2006. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. Moreover, our liquidity could be significantly impaired if we are not able to refinance all or a significant portion of the mortgage and we are not otherwise able to sell our owned buildings for adequate consideration.

The Company's total current assets at December 31, 2005 were $17.1 million and current liabilities were $8.8 million. The Company did not have any long-term debt at December 31, 2005. Management believes it has sufficient resources to fund its planned operations over the next 12 months. However, if the Company is unable to increase its revenues, reduce its expense, raise capital or sell its headquarters facility, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(4) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R), ” Share Based Payment: an amendment of FASB Statements No. 123 and 95 ” (“SFAS No. 123R”). FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after June 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005. We expect to incur stock compensation expense in the range of $220,000 to $650,000 during fiscal year 2006 resulting from the adoption of SFAS No. 123R beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new standard requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company expects that the adoption of SFAS 151 will not have a material impact on its consolidated results of operations

In June 2005, the FASB issued Staff Position (“FSP”) No. 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on accounting for historical waste obligations associated with the European Union Waste, Electrical and Electronic Equipment Directive (“WEEE Directive”). FSP No. 143-1 is effective for the Company upon adoption of the WEEE Directive into law by the applicable European Union member country. Individual European Union Member countries are in various stages of adopting the steps necessary to enact the legislation. These steps include, among others, (i) fully enacting their national laws relating to WEEE, (ii) completing implementation of their administrative measures and programs, (iii) clarifying the scope of products considered WEEE, an/or (iv) establishing pricing for recycling of WEEE. No reserves were recorded at December 31, 2005 because we believe that the impact of historical obligations were not material to the Company.

(5) INVENTORIES
Inventories consist of the following at December 31:

	2004	2005

Raw materials	$2,595,730	$2,333,949
Work in process	920,075	648,034
Finished goods	1,514,673	2,091,195
Inventory	$5,030,478	$5,073,178

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following at December 31:

	2004	2005	Estimated useful lives

Land	$309,637	$309,637	-
Buildings and improvements	2,767,517	2,842,766	31.5 years
Leasehold improvements	483,039	492,617	5 years
Computer hardware and software	3,624,027	3,677,616	3 years
Machinery and equipment	1,837,064	1,836,453	5 years
Molds, tools and dies	1,591,114	1,605,119	5 years
Office furniture and fixtures	275,516	275,516	5 years
	10,887,914	11,039,724
Less accumulated depreciation and amortization	(8,184,706)	(8,439,064)
	$2,703,208	$2,600,660

(7) COMMITMENTS AND CONTINGENCIES
 (a) Lease Obligations
The Company leases a manufacturing and warehousing facility in Boston, Massachusetts, an office facility in Fleet, United Kingdom, and a technical support facility in Boca Raton, Florida. The Boston, Massachusetts lease expires in August 2006. In September 2005 the Company entered into a two year office lease at 2 Kings Road, Fleet, Hants, U.K In September 2002 we entered into a five year lease, as a tenant, for approximately 3,500 square feet at 951 Broken Sound Parkway, Boca Raton, Florida, which expires in August 2007. Total rent expense, under non-cancelable operating leases, was $757,821, $795,102, and $733,760 for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company's estimated future minimum rental payments, excluding executory costs, under these operating leases are set forth in the table below.

Year	Total

2006	$510,050
2007	$74,646

(b) Contingencies
The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows. The Company had no Letters of Credit outstanding at December 31, 2005.

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

(8) COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows:

	2003	2004	2005
Net income (loss)..............……………………	$(668,055)	$(3,071,848)	$(2,117,137)
Foreign currency translation
adjustment....................………………………	322,854	189,104	(130,468)

Comprehensive income (loss)....……………...	$(345,201)	$(2,882,744)	$(2,247,605)

Foreign currency translation adjustment represented the entire balance within accumulated other comprehensive income (loss) at December 31, 2003, 2004, and 2005.

(9) LONG-TERM DEBT
On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 we paid the lender $1.166 million to pay down the then balance of $4.841 million, and refinanced the balance of $3.675 million with a new mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007. The new mortgage rate is equal to the federal prime rate, which is 7.75% as of March 30, 2006, and the rate will adjust along with the federal prime rate. At Zoom’s option, the mortgage may be extended for an additional year to April 10, 2008. The lender has retained a payment reserve account equal to six months of principal and interest in a Certificate of Deposit. The mortgage contains certain financial and non-financial covenants.

Future minimum principal payments are due as follows at December 31, 2005.

Year	Total

2006	$4,889,928
Total	$4,889,928

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(10) STOCK OPTION PLANS
At December 31, 2005 the Company had three stock option plans, which are described below:

Employee Stock Option Plan
    The Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for the availability of 3,300,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Options outstanding under this plan are as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2002	1,248,000	$3.54
Granted	310,000	1.95
Exercised	(37,000)	1.65
Expired	(322,000)	7.49
Balance at December 31, 2003	1,199,000	2.13
Granted	-	-
Exercised	(631,000)	2.67
Expired	-	-
Balance at December 31, 2004	568,000	1.52

Granted	335,000	2.45
Exercised	(267,000)	1.03
Expired	-	-
Balance at December 31, 2005	636,000	$2.21

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.95	301,000	0.80	$1.95	301,000	$1.95
2.45	335,000	2.30	2.45	167,500	2.45
$ 1.95 to $ 2.45	636,000	1.60 years	$2.21	468,500	$2.13

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

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

	Number of shares	Weighted average exercise price
Balance at December 31, 2002	72,000	$2.21
Granted	54,000	0.95
Exercised	(36,000)	1.18
Expired	(36,000)	3.26
Balance at December 31, 2003	54,000	0.94
Granted	72,000	3.81
Exercised	(30,000)	0.85
Expired	-	-
Balance at December 31, 2004	96,000	3.12

Granted	72,000	2.82
Exercised	(24,000)	1.05
Expired	(36,000)	3.64
Balance at December 31, 2005	108,000	$3.20

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.32	36,000	1.5	$2.32	0	$0
3.07	24,000	0.5	3.07	24,000	3.07
3.31	24,000	1.0	3.31	24,000	3.31
4.55	24,000	0.1	4.55	24,000	4.55
$ 2.32 to $ 4.55	108,000	0.9 years	$3.20	72,000	$3.64

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

1998 Employee Equity Incentive Stock Option Plan
The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 1,200,000 shares of common stock. Shares of common stock were registered for issuance under the 1998 Plan in accordance with the Securities Act of 1933. Under this plan, stock options may be granted at the discretion of the Compensation Committee of the Board of Directors at an option price determined by the Compensation Committee. All options under this plan have been issued at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Compensation Committee. Options outstanding under this plan are as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2002	780,500	$3.16
Granted	240,000	1.85
Exercised	(150,750)	1.54
Expired	(287,700)	5.77
Balance at December 31, 2003	582,050	1.76
Granted	68,500	3.64
Exercised	(189,900)	1.95
Expired	(70,075)	2.19
Balance at December 31, 2004	390,575	1.91

Granted	300,000	2.42
Exercised	(128,850)	1.14
Expired	(68,025)	2.34

Balance at December 31, 2005	493,700	$2.36

The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 1.85	168,700	0.8	$1.85	168,700	$1.85
2.42	268,000	2.3	2.42	131,750	2.42
2.77	5,000	1.7	2.77	2,500	2.77
3.56 to 3.59	47,000	1.9	3.59	23,500	3.59
4.83	5,000	1.1	4.83	2,500	4.83
$ 1.85 to $ 4.83	493,700	1.8 years	$2.36	328,950	$2.23

On December 31, 2005 there were 965,746 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during, 2003, 2004, and 2005 was $1.14, $2.18, and $1.35 respectively, on the date of grant using the Black Scholes option-pricing model (see note 2).

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

On October 26, 2005, we accelerated the vesting of all stock options previously awarded to employees and officers that were scheduled to vest on or before May 6, 2006. These stock options had exercise prices in excess of $1.76, the closing price of our Common Stock on October 26, 2005, the effective date of the acceleration. As a result of the acceleration, stock options to purchase 317,500 shares became exercisable immediately. These accelerated stock options represent 33% of the total outstanding unvested stock options and approximately 25% of the total outstanding stock options. The weighted average exercise price of the accelerated stock options is $2.44 per share.

The primary purpose of the acceleration of the vesting of these stock options is to reduce our future reported compensation expense upon the planned adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” effective January 1, 2006. As a result of the acceleration, there was no impact to our reported financial results through December 31, 2005 and we expect to reduce the stock option expense we otherwise would be required to record by approximately $130,000 total for the first two quarters of 2006.  We expect to incur stock compensation expense, a non-cash charge, in the range of $220,000 to $650,000 during fiscal year 2006.

(11) INCOME TAXES
Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year Ended December 31, 2003:
US federal	$-	$-	$-
State and local	-	-	-
Foreign	-	-	-
	$-	$-	$-
Year Ended December 31, 2004:
US federal	$-	$-	$-
State and local	-	-	-
Foreign	-	-	-
	$-	$-	$-
Year Ended December 31, 2005:
US federal	$-	$-	$-
State and local	-	-	-
Foreign	$9,134	-	$9,134
	$9,134	$-	$9,134

Income tax expense (benefit) for the years ended December 31, 2003, 2004, and 2005, and differed from the amounts as computed by applying the US federal statutory tax rate of 34% to pretax loss as a result of the following:

	2003	2004	2005
Computed "expected" US tax benefit	$(227,139)	$(1,044,428)	$(716,721)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	-	-	-
Increase (reduction) in federal valuation allowance	219,215	1,023,535	730,525
Other, net	7,924	20,893	(4,670)
Income tax expense (benefit)	$-	$-	$9,134

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, 2004, and 2005 are presented below:

	2003	2004	2005
Deferred tax assets:
Inventories, primarily non-deductible reserves	$2,409,923	$1,861,978	$1,654,471
Accounts receivable, primarily returns
and allowances	483,057	270,041	303,392
Accrued expenses, principally provisions
not currently deductible	141,157	166,487	152,852
Net operating loss carryforwards and credits	9,132,219	11,325,988	11,770,977
Depreciation and amortization	1,340,233	1,616,459	988,263
Other	102,594	118,526	115,624
Total gross deferred tax assets	13,609,183	15,359,479	14,985,579
Less valuation allowance	(13,609,183)	(15,359,479)	(14,985,579)
Net deferred tax assets	$-	$-	$-

On December 31, 2005 the Company had federal net operating loss carryforwards of approximately $31,854,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2025. The Company had state net operating loss carryforwards in various states of approximately $22,253,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2006 through 2010. The Company recorded a deferred tax asset valuation allowance against the portion of the deferred tax assets that management believes may expire unused. The valuation allowance reduces deferred tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized. The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets, if any, will be allocated as follows: $14,199,000 to continuing operations and $787,000 to additional paid-in capital which is attributable to the exercise of employee stock options.

(12) SIGNIFICANT CUSTOMERS

Relatively few customers have accounted for a substantial portion of the Company’s net sales. Two customers each comprised approximately 10% or more of net sales for the year ended December 31, 2005. Three customers each comprised approximately 10% or more of net sales for the years ended December 31, 2004 and 2003. In the year 2005 two customers comprised approximately 33% of net sales and, on December 31, 2005, 19% of net accounts receivable. In the year 2004, three customers comprised approximately 38% of net sales and, on December 31, 2004, 38% of net accounts receivable.

Zoom’s third largest customer in the first six months of 2005 was Granville Technologies, Ltd., which in late July 2005 went into “administration,” a U.K. form of receivership. No sales to Granville were recorded in the third or fourth quarters of 2005. The administrators have decided to discontinue the company as a going concern and sell the business assets to help satisfy creditors. The bad debt write-off for 2005 was $0.6 million.

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

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(13) GAIN ON SALE OF INVESTMENT IN INTERMUTE

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

In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition of InterMute in June 2005, the Company received a payment in exchange for its investment of approximately $3.5 million, also in June 2005. The Company recorded a non-operating after-tax gain of $3.5 million in its second quarter ended June 30, 2005. The Company may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. The recording of the contingent gains from these additional payments will not be made until and unless they are fully earned.

(14) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2004	2005
Cash paid during year for interest	$215,571	$210,941	$252,797

Cash paid during year for income taxes	$-	$-	$4,253

The tax benefit of the exercise of stock options resulted in no increases to additional paid-in capital in 2003, 2004 or 2005, since the Company believes that it is more likely than not that these deferred tax assets will not be realized.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(15) DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS

The Company produces its products using components or subassemblies purchased from third-party suppliers.

Beginning in 2002 the Company entered into supply arrangements with suppliers of some components that included price and other concessions, including no-charge components, for meeting certain purchase requirements or commitments. Under these arrangements, the Company was committed to certain purchase requirements over a period of approximately 30-months that commenced on January 1, 2002, provided that those components were offered at competitive terms and prices. At December 31, 2004, those commitments had been met. In connection with these arrangements, the Company became entitled to receive at least $3.0 million of no-charge components, based upon the supplier's market price for the components in late 2001 and early 2002, and other pricing concessions based on our purchase volumes. The Company received $1.2 million of these no-charge components in the fourth quarter of 2001. The Company received the remainder of the no-charge components in the first quarter of 2002. The Company entered into a two-year supply agreement with a major supplier in December 2004. The agreement runs from October 2, 2004 to September 29, 2006. Under these arrangements, the Company is entitled to receive no-charge product if certain purchase requirements or commitments are met. In conjunction with this agreement, the Company received $.2 million in no-charge components in the first quarter of 2005. The favorable impact to the Company's statement of operations was calculated as a purchase discount over the estimated total number of components acquired through the supply agreements and recognized on a delayed basis as the products employing the acquired components involved in the supply arrangements were sold. This method of accounting was consistent each year, covering 2002 through 2005.

Currently a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime”). The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business. To lessen the risk associated with this company being the primary manufacturer of a substantial portion of our products and for a number of other reasons including cost and availability, we are also using Arcadyan, Asus Tech, Aztech, Billionton, Taicom, and Xavi to manufacture various products.

(16) SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. The Company's net sales in North America and net sales to locations outside North America for 2003, 2004, and 2005 were comprised as follows:

	2003	% of Total	2004	% of Total	2005	% of Total

North America	$18,212,110	55%	$14,026,601	45%	$11,575,212	45%
Outside North America	15,123,099	45%	17,385,180	55%	13,975,967	55%
Total	$33,335,209	100%	$31,411,781	100%	$25,551,179	100%

(17) RETIREMENT PLAN

The Company established a 401(k) retirement savings plan for employees in January 1996. Under the provisions of the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Total Company contributions and expense in 2003, 2004, and 2005 were $29,587, $23,654, and $20,953, respectively.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(18) SELECTED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

The following table sets forth selected quarterly financial information for the years ended December 31, 2004 and 2005. The operating results for any given quarter are not necessarily indicative of results for any future period.

	2004 Quarter Ended				2005 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$7,792	$8,091	$7,143	$8,386	$6,436	$6,524	$5,309	$7,282
Costs of goods sold	5,480	5,841	5,646	6,379	4,904	5,143	4,790	6,048

Gross profit (loss)	2,312	2,250	1,497	2,007	1,532	1,381	519	1,234

Operating expense:
Selling	1,226	1,171	1,115	1,288	1,120	1,074	978	887
General and administrative	954	1,064	780	822	823	1,731	314	686
Research and development	678	665	722	862	749	696	664	589

Total operating expense	2,858	2,900	2,617	2,972	2,692	3,501	1,956	2,162

Operating profit (loss)	(546)	(650)	(1,120)	(965)	(1,160)	(2,120)	(1,437)	(928)

Other income (expense), net	(12)	70	92	59	(145)	3,541	62	78

Income (loss) before income taxes	(558)	(580)	(1,028)	(906)	(1,305)	1,421	(1,375)	(850)

Income tax expense (benefit)	-	-	-	-	-	-	-	9

Net income (loss)	$(558)	$(580)	$(1,028)	$(906)	$(1,305)	$1,421	$(1,375)	$(859)

Net loss per common share:
Basic	$(0.07)	$(0.07)	$(0.12)	$(0.10)	$(0.15)	$0.16	$(0.15)	$(0.09)
Diluted	$(0.07)	$(0.07)	$(0.12)	$(0.10)	$(0.15)	$0.15	$(0.15)	$(0.09)

Weighted average common and common equivalent Shares:
Basic	8,136	8,466	8,791	8,900	8,967	9,164	9,341	9,347
Diluted	8,136	8,466	8,791	8,900	8,967	9,397	9,341	9,347

Schedule II

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2004 and 2005

	Balance at	Charged	Deductions charged	Balance
	Beginning	to	against	at end
Description	of year	Expense	Accounts Receivable	of year

Reserve for doubtful accounts	$59,406	$210,006	$147,498	$121,914
Reserve for price protection	664,332	168,095	722,866	109,561
Reserve for sales returns	914,014	3,260,578	3,404,030	770,562
COOP advertising and other allowances	1,008,656	2,648,885	2,869,373	788,168
Year ended December 31, 2003	$2,646,408	$6,287,564	$7,143,767	$1,790,205

Reserve for doubtful accounts	$121,914	$37,184	$40,906	$118,192
Reserve for price protection	109,561	145,697	236,529	18,729
Reserve for sales returns	770,562	2,658,411	2,822,674	606,299
COOP advertising and other allowances	788,168	2,989,145	3,161,078	616,235
Year ended December 31, 2004	$1,790,205	$5,830,437	$6,261,187	$1,359,455

Reserve for doubtful accounts	$118,192	$761,703	$650,041	$229,854
Reserve for price protection	18,729	213,913	209,566	23,076
Reserve for sales returns	606,299	1,887,899	1,887,015	607,183
COOP advertising and other allowances	616,235	2,258,906	2,440,617	434,524
Year ended December 31, 2005	$1,359,455	$5,122,421	$5,187,239	$1,294,637

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1), (2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

3.1
Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K"). *

	3.2	By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

	**10.1	1990 Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-126612) filed with the Commission on July 15, 2005. *

	**10.2	1991 Director Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-107923), filed with the Commission on August 13, 2003. *

	10.3	1998 Employee Equity Incentive Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-97573), filed with the Commission on August 2, 2002. *

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

	10.8	Commercial Real Estate Promissory Note, between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

	10.9	Form of Non-Qualified Stock Option Agreement for Executive Officers.*

	10.10	Summary of Directors' Compensation.*

	10.11	Loan and Security Agreement with Silicon Valley Bank, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005. *

	10.12	Letter of Transmittal for Surrender of Capital Stock of Intermute, filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.*

	21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

	23.	Consent of KPMG LLP, independent registered public accounting firm.

	31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (CONTINUED)

	31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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