Form 10-Q
period 2006-03-31
ZOOM TECHNOLOGIES INC
filed 2006-05-12
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of May 11, 2006, was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15-16

Part II.	Other Information

Item IA	Risk Factors	16-22

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24

	Exhibits	25-34

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$5,594,345	$9,081,122
Accounts receivable, net of allowances of $1,150,386 at March 31, 2006 and $1,294,637 at December 31, 2005	2,615,276	2,630,859

Inventories	4,623,826	5,073,178
Prepaid expenses and other current assets	476,756	301,265
Total current assets	13,310,203	17,086,424

Property, plant and equipment, net	2,571,821	2,600,660
Total assets	$15,882,024	$19,687,084

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$132,221	$4,889,928
Accounts payable	1,571,556	3,140,593
Accrued expenses	1,074,365	788,427
Total current liabilities	2,778,142	8,818,948

Long-term debt, less current portion	3,542,782	—
Total liabilities	6,320,924	8,818,948
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 9,355,366 shares at March 31, 2006 and 9,355,366 shares at December 31, 2005, including shares held in treasury	93,554	93,554

Additional paid-in capital	31,078,145	31,015,977
Accumulated deficit	(22,002,164)	(20,627,318)
Accumulated other comprehensive income - currency translation adjustment	398,887	393,245
Treasury stock, (8,400 shares) at cost	(7,322)	(7,322)
Total stockholders’ equity	9,561,100	10,868,136
Total liabilities and stockholders’ equity	$15,882,024	$19,687,084

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Net sales	$5,280,710	$6,436,543
Costs of goods sold	4,314,953	4,904354
Gross profit	965,757	1,532,189

Operating expenses:
Selling	903,944	1,120,090
General and administrative	848,908	822,456
Research and development	631,760	749,298
Total operating expenses	2,384,612	2,691,844
Operating income (loss)	(1,418,855)	(1,159,655)

Other income (expense):
Interest income	80,322	46,981
Interest (expense)	(90,727)	(65,783)
Other, net	54,414	(126,094)
Total other income (expense), net	44,009	(144,895)
Income (loss) before income taxes	(1,374,846)	(1,304,551)

Income taxes	—	—

Net loss	$(1,374,846)	$(1,304,551)

Basic and diluted loss per common share	$(0.15)	$(0.15)

Weighted average common shares used to compute basic and diluted loss per common share	9,346,966	8,967,122

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$(1,374,846)	$(1,304,551)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	52,025	85,556
Changes in operating assets and liabilities:
Accounts receivable, net	18,773	635,475
Inventories	449,482	(1,214,549)
Prepaid expenses and other assets	35,577	227,113
Accounts payable and accrued expenses	(1,282,098)	(294,538)
Net cash provided by (used in) operating activities	(2,101,087)	(1,865,494)

Investing activities:
Additions to property, plant and equipment	(23,107)	(22,677)

Net cash provided by (used in) investing activities	(23,107)	(22,677)

Financing activities:
Principal payments on long-term debt...	(1,363,478)	(51,591)
Proceeds from exercise of stock options	0	104,737
Net cash provided by (used in) financing activities	(1,363,478)	53,146

Effect of exchange rate changes on cash	895	4,386

Net change in cash	(3,486,777)	(1,830,639)

Cash and cash equivalents at beginning of period	9,081,122	9,438,596

Cash and cash equivalents at end of period	$5,594,345	$7,607,957

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$90,727	$65,783
Income taxes	$—	$—

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)      Summaryof Significant Accounting Policies

(a)     Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's 2005 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2005 was derived from audited financial statements. In the opinion of management, the accompanying financial statments include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The accompanying financial statements include the accounts and operations of the Company and include the accounts of its wholly-owned subsidiary, Zoom Telephonics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

(b)     Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Accounting for Stock Based Compensation” using the modified-prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation cost for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period. Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based compensation expense was recognized in operations for these plans, since all options granted under them had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting SFAS No. 123 (R) was to increase compensation cost and the reported net loss for the quarter ended March 31, 2006 by $62 thousand, or $0.01 per share - basic and diluted.

The unrecognized stock-based compensation cost related to non-vested stock awards as of March 31, 2006 was $160,186. Such amount will be recognized in operations over a weighted average period of 5 quarters.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during the three months ended March 31, 2006 and 2005 was estimated using the following assumptions:

	Three Months Ended March 31
	2006	2005
Weighted-average expected stock-price volatility	66.2%	94.9%
Weighted-average expected option life	2 years	2 years
Average risk-free interest rate	4.29%	3.16%
Average dividend yield	0	0

Pro-forma information required under SFAS No. 123, Accounting for Stock-Based Compensation before the adoption of SFAS No.123(R) for the three months ended March 31, 2005 follows:

Net loss, as reported		$(1,304,551)

Stock-based compensation expense based upon fair value method		(89,566)

Pro-form net loss		$(1,394,117)

Net loss per share:
Basic and diluted - as reported	$	(0.15)

Basic and diluted - pro form	$	(0.16)

(c)      Recently Issued or Proposed Accounting Pronouncements

Inventory Costs

In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs,” amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application was permitted. The Company adopted SFAS 151 and it did not have an impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share Based Payment: an amendment of FASB Statements No. 123 and 95” (“SFAS No. 123(R)”). FASB Statement 123(R) requires companies to recognize in the income statement, effective for annual periods beginning after June 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Effective January 1, 2006 the Company adopted SFAS 123(R) using the modified prospective application.

(2) Liquidity

On March 31, 2006 the Company had working capital of $10.5 million, including $5.9 million in cash and cash equivalents.

On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 the Company paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with interest at 7.75%, adjusted along with the federal prime rate. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend the loan and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender the Company has deposited six months of principal and interest ($210,721 as of March 31, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account The new mortgage contains certain customary financial and non-financial covenants including requirements to maintain tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. The Company was in compliance with these covenants as of March 31, 2006.

On March 16, 2005 the Company entered into a one year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit terminated, as scheduled, on March 15, 2006. There were no borrowings under the line for the entire one year contract. The Company is currently negotiating a new one year line with Silicon Valley Bank. There can be no assurance as to the outcome of these negotiations.

The Company believes it should be able to sell its owned buildings on favorable terms for any required additional liquidity. If the Company were to sell the portion of its owned buildings that include the principal headquarters, it would expect to be able to lease back a portion of the sold property or otherwise find suitable space for its principal headquarters on satisfactory terms.

To conserve cash and manage liquidity during the past few years, the Company has implemented expense reductions, including the reduction of employee headcount and overhead costs. The employee headcount was 143 at March 31, 2005 and 124 at March 31, 2006. The Company will continue to assess its cost structure as it relates to its revenues and cash position in 2006. The Company may make further cost reductions if the actions are deemed necessary.

Management believes the Company has sufficient resources to fund its normal operations through March 31, 2007. However, if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

Outstanding options to purchase 1,241,200 and 984,200 shares of common stock at March 31, 2006 and March 31, 2005 respectively, were antidilutive. As such, they were excluded from the computation of the loss per share.

(4) Inventories

Inventories consist of the following:	March 31, 2006	December 31, 2005
Raw materials	$2,050,161	$2,333,949
Work in process	517,064	648,034
Finished goods	2,056,602	2,091,195
Total Inventories	$4,623,826	$5,073,178

(5) Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(1, 374,846)	$(1,304,551)
Foreign currency translation adjustment	5, 642	(35,597)
Comprehensive income (loss)	$(1, 369,204)	$(1,340,148)

(6) Long-Term Debt

On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 the Company paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with interest at 7.75%, adjusted along with the federal prime rate. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend the loan and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender the Company has deposited six months of principal and interest ($210,721 as of March 31, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account The new mortgage contains certain customary financial and non-financial covenants including requirements to maintain tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. The Company was in compliance of these covenants as of March 31, 2006.

  (7) Commitments

During the three month period ended March 31, 2006, other than the renewal of the mortgage on the Company’s headquarters buildings discussed in Note 2 and Note 6 above, there were no material changes to the Company’s commitments and contractual obligations compared to those disclosed in the Form 10-K for the year ended December 31, 2005.

(8) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales for the three months ended March 31, 2006 and 2005, respectively, for North America and those outside North America were comprised as follows:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2006	Total	March 31, 2005	Total
North America	$2, 952, 123	56%	$2, 580, 145	40%
Outside North America-Turkey	661,222	13%	1, 521, 737	24%
Outside North America-UK	906, 366	17%	1, 288, 356	20%
Outside North America-All Other	760,999	14%	1, 046, 305	16%
Total	$5,280,710	100%	$6, 436, 543	100%

(9) Customer Concentrations

Relatively few customers have accounted for a substantial portion of the Company's net sales. In the first quarter of 2006, the Company's net sales to its top three customers accounted for 34% of its total net sales, with the Company's net sales to its Turkish distributor, accounting for 12% of total net sales. The remaining 22% was split between two other companies, a North American distributor and a North American retailer, at 13% and 9%, respectively. In the first quarter of 2005, the Company's net sales to its top three customers accounted for 42% of its total net sales, with the Company's sales to its Turkish distributor, accounting for 24% of total net sales. The remaining 18% was divided fairly equally between the other two customers, both with less than a 10% share. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet related hardware products, principally broadband and dial-up modems and related products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, our support office in Boca Raton, Florida, and our sales office in the United Kingdom. We typically design our hardware products, though we do sometimes use another company’s design if it meets our requirements. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China. We perform most of the packaging and distribution effort at our production and warehouse facility in Boston, Massachusetts, which also engages in firmware programming and in testing. Our lease for our production and warehouse facility is scheduled to expire in August 2006. In the event this lease is not further extended, we believe we will be able to find alternative space on satisfactory terms that is suitable and adequate for our production and warehousing operations.

Historically we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. As a result our sales of dial-up modems no longer constitute a majority of our sales. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems.

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

Over the past several years our net sales have declined. In response to the declining sales volume, we have cut costs by reducing staffing and some overhead costs. On March 31, 2005 our total headcount of full-time employees, including temporary workers, was 143 which was reduced to 124 at March 31, 2006.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, and overhead costs associated with retailers also tend to be higher. All of Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single distributor who handles the support and marketing costs within the country. Gross margin for sales to these distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs that they cover. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that: retailers are currently a more significant channel for our dial-up modems than for our broadband modems; that a higher percentage of our DSL sales come from low-margin countries; and that there is stronger competition in the DSL market than in the dial-up market.

In the first quarter of 2006 our net sales were down 18.0% compared to the first quarter of 2005. The main reason for the decrease was the decline in dial-up modem and DSL modem sales. While we have generally experienced growth in our DSL modem sales, a significant portion of these sales is currently concentrated with a small number of customers, and this reduces the predictability of our results. In Turkey Zoom has had a relatively high share of the small but growing DSL market and in the future we expect difficulty in maintaining or growing our share in this market. We are also continuing our efforts to expand our DSL customer base and product line, and to enter new markets. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could flucturate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

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

Our cash and cash equivalents balance at March 31, 2006 was $5.6 million, down from $9.1 million at December 31, 2005. This reduction of $3.5 million was due primarily to our $1.3 million net loss for the first quarter ended March 31, 2006, a $1.4 million cash reduction from the refinancing of our mortgage loan which included a principal pay-down of $1.2 million and the deposit of $0.2 million in a debt reserve account, and a $1.3 million reduction in acounts payable and accrued expense partially offset by a $0.4 million reduction of inventory.

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

Our net sales of hardware include reductions resulting from certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer mail-in and in-store rebates. Each of these is accounted for as a reduction of net sales based on detailed management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

Our 2006 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, but has been declining from a high of 10.6% to a low of 5.4% in the past two years as retail sales as a percent of total sales have declined. Product returns as a percentage of total net sales were 6.9% for the full year 2005 and 7.1% in the first quarter of 2006.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2003, $0.1 million in 2004, and $0.2 million in 2005. In the first quarter of 2006, the reduction in our net sales due to price protection was $0.02 million

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.5 million in 2003, $1.3 million in 2004, and $1.1 million in 2005. In the first quarter of 2006, the reduction in our net sales due to sales and marketing incentives was $0.24 million compared to $0.27 million in the first quarter of 2005 The decline in 2006 compared to 2005 was primarily due to lower retailer sales.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $2.1 million in 2003, $1.4 million in 2004, and $0.8 million in 2005. In the first quarter of 2006, the reduction in our net sales due to consumer rebates was $0.33 million compared to $0.28 million in the first quarter of 2005. The decline in 2006 compared to 2005 was primarily due to lower retailer sales.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer rebates. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were not significant in either the first quarter of 2005 or 2006.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Allowances for obsolete inventory are established by management based on usability reviews performed each quarter. Our allowances against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our consolidated financial statements we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

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

On December 31, 2005 we had federal net operating loss carryforwards of approximately $31,854,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2025. On December 31, 2005 we had state net operating loss carryforwards of approximately $22,253,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2006 to 2010.

Valuation of Investment in Affiliates. Since 1999 we had a minority interest in a privately held software company, InterMute, Inc., which we had been accounting for under the equity method of accounting. We made our original investment in 1999, at the time of Intermute’s formation, and subsequently made additional investments. Under the equity method of accounting, our investment was increased or decreased, not below zero, based upon our proportionate share of the net earnings or losses of InterMute. As a result of the losses incurred by InterMute subsequent to our investments, our investment balance was reduced to zero during 2002. We discontinued applying the equity method when the investment was reduced to zero and did not provide for additional losses, as we did not guarantee obligations of the investee and was not committed to provide further financial support.

In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition of InterMute in June 2005, we received a payment of approximately $3.5 million, also in June 2005, in exchange for its investment. We recorded a non-operating, after-tax gain of $3.5 million in its second quarter ended June 30, 2005. We may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. The recording of gains from these additional payments will not be made until and unless they are fully earned.

Results of Operations

Summary. Net sales were $5.3 million for our first quarter ended March 31, 2006, down 18.0% from $6.4 million in the first quarter of 2005. We had a net loss of $1.4 million for the first quarter of 2006, compared to a net loss of $1.3 million in the first quarter of 2005. Loss per diluted share was $0.15 for the first quarter of both 2006 and 2005.

Net Sales. Our net sales for the first quarter of 2006 decreased 18.0% from the first quarter of 2005, primarily due to a 23% decrease in dial-up modem sales and a 22% decrease in DSL modem sales Dial-up modem net sales declined to $2.0 million in the first quarter of 2006 compared to $2.7 million in the first quarter of 2005, primarily due to the continued decline of the dial-up modem after-market. DSL modem net sales decreased from $3.4 million in the first quarter of 2005 to $2.7 million in the first quarter of 2006 as a result of decreased DSL sales to our Turkish distributor and the impact of the mid-2005 business failure of Granville, Ltd., a former large DSL customer in the United Kingdom. Excluding these two accounts, our DSL modem sales increased 46% from the first quarter of 2005 to the first quarter of 2006. The decline in sales in the first quarter of 2006 to our Turkish distributor was the result of a number of factors, including the completion of a DSL promotion by Turkish Telecom and the decline of our DSL market share in Turkey. DSL modem net sales in the first quarter of 2006 accounted for more than half of our total net sales for the third straight quarter. Our strongest product growth in the first quarter of 2006 compared to the first quarter of 2005, was an 83% growth in wireless products, both wireless-G and Bluetooth.

Our net sales in North America were $3.0 million in the first quarter of 2006, an increase from $2.6 million in the first quarter of 2005. Our net sales in Turkey were $0.7 million in the first quarter of 2006, a decrease from $1.5 million in the first quarter of 2005. Our net sales in the U.K. were $0.9 million in the first quarter of 2006, a decline from $1.3 million in the first quarter of 2005. The decline in net sales in the U.K. was more than accounted for by the mid-2005 business failure of Granville, Ltd. Our net sales outside North America other than Turkey and the U.K. were $0.8 million in the first quarter of 2006, a decrease from $1.1 million in the first quarter of 2005.

In the first quarter ended March 31, 2006 three customers accounted for 34% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $1.0 million in the first quarter of 2006, a decline from $1.5 million in the first quarter of 2005. Our gross margin percent of net sales decreased to 18.3% in the first quarter of 2006 from 23.8% in the first quarter of 2005. Gross margins were lower primarily because of lower absorption of manufacturing overhead due to lower sales and the continuing product sales shift away from dial-up modems, our highest margin product category.

Operating Expense. Our operating expense decreased by $0.3 million to $2.4 million or 46.2% of net sales in the first quarter of 2006 from $2.7 million or 41.8% of net sales in the first quarter of 2005. The decrease of $0.2 million was primarily due to lower personnel costs.

Selling Expense. Selling expense decreased $0.2 million to $0.9 million or 17.1% of net sales in the first quarter of 2006 from $1.1million or 17.4% of net sales in the first quarter of 2005. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions and lower product delivery expense.

General and Administrative Expense. General and administrative expense was $0.8 million or 16.1% of net sales in the first quarter of 2006 and $0.8 million or 12.8% of net sales in the first quarter of 2005. General and administrative expense decreases included lower personnel and personnel related costs.

Research and Development Expense. Research and development expense decreased $0.1 million to $0.6 million or 12.0% of net sales in the first quarter of 2006 from $0.7 million or 11.6% of net sales in the first quarter of 2005. Research and development costs decreased primarily as a result of lower personnel costs and product testing fees. Development and support continues on all of our major product lines with particular emphasis on VoIP products and service, DSL products, and wireless products.

Other Income (Expense). Other income (expense), net was net income of $0.04 million in the first quarter of 2006, primarily from interest and rental income, compared to a net expense of $.01 million in the first quarter of 2005. primarily due to higher realized foreign exchange losses.

Income Tax Expense (Benefit). We did not record any tax expense in the first quarter of 2006 or the first quarter of 2005. The net deferred tax asset balance at March 31, 2006 was zero. This accounting treatment is described in further detail under the caption Critical Accounting Policies and Estimates above.

Liquidity and Capital Resources

On March 31, 2006 we had working capital of $10.5 million, including $5.6 million in cash and cash equivalents. In the first three months of 2006, operating activities used $2.1 million in cash. Our net loss in the first three months of 2006 was $1.4 million. Uses of cash from operations included a decrease of accounts payable and accrued expense of $1.3 million. Sources of cash from operations included a decrease of inventory of $0.5 million.

In the first three months of 2006 net cash used in financing activities was $1.4 million, due primarily to the refinancing of our mortgage on our headquarters buildings. Our original mortgage was a 5-year balloon mortgage that was scheduled to be due and payable on January 10, 2006. The balloon payment was deferred until Maerch 30, 2006 when a mortgage amendment was agreed and signed. On that date, we paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with interest at 7.75%, adjusted along with the federal prime rate. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender we deposited six months of principal and interest ($210,721 as of March 31, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account. The new mortgage contains certain customary ,inancial and non-financial covenants, including the requirement to maintain a tangible net worth of $7.0 million and an amount of cash and cash equivalents, free from any and all encumbrances, in an amount of not less than $1.0 million. We were in compliance with those covenants as of March 31, 2006. We believe we should be able to sell our owned buildings on favorable terms if we require any additional liquidity. If we were to sell the portion of our owned buildings that include the principal headquarters, we expect we will be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms.

On March 15, 2005 our one year revolving line of credit with Silicon Valley Bank terminated. There were no borrowings under the line for the entire one year contract. Accordingly, we do not currently have a line of credit from which we can borrow. We are in discussions with Silicon Valley Bank for a new one year line of credit. There can be no assurance as to the outcome of these discussions.

In June 2005 InterMute, Inc., a software company in which we have a minority interest, was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005, we received a payment of approximately $3.5 million in exchange for our investment. We recorded a non-operating gain of $3.5 million in our second quarter of 2005 in connection with this sale. We may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 143 at March 31, 2005 and was reduced to 124 at March 31, 2006. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2006, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months, through March 31, 2007. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, Zoom’s Annual Report on Form 10-K for the year ended December 31, 2005 and Zoom’s other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three months ended March 31, 2006, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2005 except that, as described above, we paid our mortgage lender $1.2 million to reduce the then balance of $4.8 million, and refinanced the remaining balance of our mortgage loan with a new $3.7 million mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of and markets for its products; Zoom’s ability to find suitable alternative space for its production and warehousing operations; Zoom's ability to sell its owned buildings for additional liquidity; Zoom’s sufficiency of capital resources ; and Zoom's financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 1A of Part II below as well as those discussed elsewhere in this report and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. Investment Rate Risk - Our investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk. The 15-year amortization mortgage of our headquarters building is a variable rate loan with the interest rate adjusted annually. A 1% point change in the interest rate would result in a decrease or increase of approximately $37, 000 of interest expense per year.

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

As of March 31, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1A.          RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005. The first two risk factors below were disclosed on the Form 10-K and have been updated as of March 31, 2006.

Our liquidity may be significantly impaired if we fail to comply with covenants contained in our mortgage or we repay our mortgage with current sources of cash and are not able to refinance all or a significant portion of our mortgage or otherwise sell our owned buildings for adequate consideration.

On March 30, 2006 we paid our mortgage lender $1.2 million to reduce the then balance of $4.8 million of our previous mortgage, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with interest at 7.75%, adjusted along with the federal prime rate The mortgage matures April 10, 2007 but may be extended at our option to April 10, 2008 if we make the election to extend the loan and pay the lender an extension fee of $36,750 by March 10, 2007 and that prior to and following such election we are not in default under the loan. The new mortgage contains certain customary financial and non-financial covenants, including the requirement to maintain a minimum tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. If we default on the mortgage loan due to the failure to comply with either of these covenants or the other terms of the mortgage, we may be unable to extend the maturity date and we may be required to repay the mortgage. If we repaid the mortgage with our current sources of cash without refinancing or obtaining additional cash resources, our business would be harmed. We believe that we should be able to sell our owned buildings on favorable terms if we require additional liquidity. If we were to sell the portion of our owned buildings that includes our principal headquarters, we believe we would be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms. Our liquidity could be significantly impaired if we are not otherwise able to sell our owned buildings for adequate consideration.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

In addition to obtaining funds to refinance or repay our mortgage, over the next twelve months we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable. Our revolving credit facility expired on March 15, 2006 and we currently have no line of credit from which we can borrow. We are currently in discussions for a new one-year line of credit. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may be required to further reduce planned expenditures or forego business opportunities, which could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

Our business may be harmed if we are unable to extend the lease for our production and warehousing facility in Boston, Massachusetts or otherwise find alternative space for these operations.

Our lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. is scheduled to expire in August 2006. In the event this lease is not further extended, we will need to find alternative space for these operations. We cannot assure that we would be able to extend our existing lease or that we will be able to find suitable and adequate alternative space for our manufacturing and warehousing operations on satisfactory terms, if at all. If we are unable to extend our existing lease or find substitute space on satisfactory terms our business may be harmed. Moreover, our business could be disrupted if we were not able to efficiently and effectively transfer our manufacturing and warehouse operations to a new facility.

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

Relatively few customers have accounted for a substantial portion of our net sales. In the first quarter of 2006, our net sales to three companies constituted 34% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business and prospects.

Our operations outside North America are subject to a number of risks inherent in activities outside North America.

Our sales outside of North America represent a significant portion of our sales. Sales outside of North America were approximately 55% of our net sales in 2005. In the first quarter of 2006, sales outside North America were 44% of our net sales. Currently our operations are significantly dependent on our operations outside North America, particularly sales of our DSL modems, and may be materially and adversely affected by many factors including:

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

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description

10.13	Loan Modification Agreement dated March 30, 2006, by and between Zoom Telephonics, Inc. and Wainright Bank and Trust Company. **

10.14	Amendment to Security Documents dated March 30, 2006, by and among Zoom Telephonics, Inc. and Wainright Bank & Trust Company. **

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed herewith

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: May 12, 2006	By: /s/ Frank B. Manning
Frank B. Manning, President
Date: May 12, 2006	By: /s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.13	Loan Modification Agreement dated March 30, 2006, by and between Zoom Telephonics, Inc. and Wainright Bank and Trust Company. **

10.14	Amendment to Security Documents dated March 30, 2006, by and among Zoom Telephonics, Inc. and Wainright Bank & Trust Company. **

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed herewith