Form 10-Q
period 2006-06-30
ZOOM TECHNOLOGIES INC
filed 2006-08-14
CIK 822708

zoo
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of August 11, 2006 was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17-18

Part II.	Other Information

Item 1A.	Risk Factors	18-24

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits	25

	Signatures	26

	Exhibit Index	27

	Exhibits	28-31

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$4,526,639	$9,081,122
Accounts receivable, net of reserves for doubtful accounts, returns, and allowances of $1,324,721 at June 30, 2006 and $1,294,637 at December 31, 2005	2,253,422	2,630,859
Inventories	4,157,224	5,073,178
Prepaid expenses and other current assets	124,965	301,265
Total current assets	11,062,250	17,086,424

Property, plant and equipment, net	2,524,635	2,600,660
Certificate of deposit in debt service reserve account	212,714	-
Total assets	$13,799,599	$19,687,084

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$139,208	$4,889,928
Accounts payable	1,495,256	3,140,593
Accrued expenses	833,393	788,427
Total current liabilities	2,467,857	8,818,948

Long-term debt, less current portion	3,507,406	-
Total liabilities	5,975,263	8,818,948
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 9,355,366 shares at June 30, 2006 and issued 9,355,366 shares at December 31, 2005, including shares held in treasury	93,554	93,554

Additional paid-in capital	31,138,996	31,015,977
Retained earnings (accumulated deficit)	(23,859,661)	(20,627,318)
Accumulated other comprehensive income - currency translation adjustment income (loss)	458,769	393,245
Treasury stock, at cost stock (8,400 shares),	(7,322)	(7,322)
Total stockholders’ equity	7,824,336	10,868,136
Total liabilities and stockholders’ equity	$13,799,599	$19,687,084

See accompanying notes to unaudited consolidated financial statements.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$4,518,233	$6,524,374	$9,798,943	$12,960,916
Costs of goods sold	4,295,669	5,142,880	8,610,622	10,047,233
Gross profit	222,564	1,381,494	1,188,320	2,913,683

Operating expenses:
Selling	878,022	1,074,524	1,781,967	2,194,614
General and administrative	697,780	1,731,049	1,546,688	2,553,506
Research and development	557,112	695,408	1,188,873	1,444,706
Total operating expenses	2,132,914	3,500,981	4,517,527	6,192,826
Operating income (loss)	(1,910,350)	(2,119,487)	(3,329,206)	(3,279,143)

Other income (expense):
Interest income	57,868	34,543	138,190	81,524
Interest (expense)	(54,978)	(61,132)	(145,704)	(126,915)
Gain on sale of investment in InterMute, Inc.		3,495,516		3,495,516
Other, net	49,964	71,973	104,378	(54,120)
Total other income (expense), net	52,854	3,540,900	96,864	3,396,005
Income (loss) before income taxes	(1,857,496)	1,421,413	(3,232,342)	116,862

Income taxes	—	—	—	—

Net income (loss)	$(1,857,496)	$1,421,413	$(3,232,342)	$116,862
Earnings (loss) per common share:

Basic	$(0.20)	$0.16	$(0.35)	$0.01
Diluted	$(0.20)	$0.15	$(0.35)	$0.01

Weighted average common and common equivalent shares

Basic	9,346,966	9,163,847	9,346,966	9,066,028
Diluted	9,346,966	9,396,546	9,346,966	9,426,115

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(3,232,342)	$116,862

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Sale of Investment in InterMute, Inc.	0	(3,495,516)
Depreciation	111,966	140,575
Stock based compensation	123,018	0
Changes in operating assets and liabilities: Accounts receivable, net	440,986	668,618
Inventories	915,954	(1,320,726)
Prepaid expenses and other assets	(36,414)	333,569
Accounts payable and accrued expenses	(1,600,372)	(574,923)
Net cash provided by (used in) operating activities	(3,277,204)	(4,131,541)

Investing activities:
Proceeds from Sale of Investment in InterMute	0	3,495,516
Additions to property, plant and equipment	(35,941)	(17,354)
Net cash provided by (used in) investing activities	(35,941)	3,478,162

Financing activities:
Principal payments on long-term debt	(1,243,313)	(106,242)
Proceeds from exercise of stock options	0	418,637
Net cash provided by (used in) financing activities	(1,243,313)	312,395

Effect of exchange rate changes on cash	1,975	(3,250)

Net change in cash	(4,554,483)	(344,234)

Cash and cash equivalents at beginning of period	9,081,122	9,438,596

Cash and cash equivalents at end of period	$4,526,639	$9,094,362

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$54,978	$61,132
Income taxes	$—	$—

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

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2005 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Accounting for Stock Based Compensation” using the modified-prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation cost for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period. Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based compensation expense was recognized in operations for these plans, since all options granted under them had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting SFAS No. 123 (R) was to increase compensation cost and the reported net loss for the quarter ended June 30, 2006 by $61 thousand, or $0.01 per basic and diluted share and for the six months ended June 30, 2006 by $123 thousand, or $0.01 per basic and diluted share.

The unrecognized stock-based compensation cost related to non-vested stock awards as of June 30, 2006 was $99,331. Such amount will be recognized in operations over a weighted average remaining period of 4 quarters.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in the second quarter of 2006. The fair value of options granted during the three and six months ended June 30, 2005 and the three months ended March 31, 2006 were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average expected stock-price volatility	n.a.	91.0%	66.2%	92.8%

Weighted-average expected option life	n.a.	2.5 years	2 years	2.47 years

Average risk-free interest rate	n.a.	3.62%	4.29%	3.59%

Average dividend yield	n.a.	0	0	0

Pro-forma information required under SFAS No. 123, Accounting for Stock-Based Compensation before the adoption of SFAS No.123(R) for the three and six months ended June 30, 2005 follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$1,421,413	$116,862
Stock-based employee compensation expense determined under fair value method	(169,175)	(258,741)
Pro forma net income (loss)	$1,252,238	$(141,879)
Net income (loss) per share:
Basic - as reported	$0.16	$0.01
Diluted - as reported	$0.15	$0.01

Basic - pro forma	$0.14	$(0.02)
Diluted - pro forma	$0.13	$(0.02)

(c)	Recently Issued or Proposed Accounting Pronouncements

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

(2) Liquidity

On June 30, 2006 the Company had working capital of $8.6 million, including $4.5 million in cash and cash equivalents.

On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 the Company paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with initial interest at 7.75%, adjusted along with the federal prime rate. The rate of interest at June 30, 2006 was 8.25%. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend the loan and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender the Company has deposited six months of principal and interest ($212,714 as of June 30, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account The new mortgage contains certain customary financial and non-financial covenants including requirements to maintain tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. The Company was in compliance with these covenants as of June 30, 2006. The Company’s tangible net worth at June 30, 2006 was $7.8 million. The Company believes it should be able to sell its owned buildings on favorable terms for any required additional liquidity. If the Company were to sell the portion of its owned buildings that include the principal headquarters, it would expect to be able to lease back a portion of the sold property or otherwise find suitable space for its principal headquarters on satisfactory terms.

On March 16, 2005 the Company entered into a one year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit terminated, as scheduled, on March 15, 2006. There were no borrowings under the line for the entire one year contract. The Company is currently discussing a new one year line with Silicon Valley Bank. There can be no assurance as to the outcome of these negotiations.

To conserve cash and manage liquidity during the past few years, the Company has implemented expense reductions, including the reduction of employee headcount and overhead costs. The employee headcount was 130 at June 30, 2005 and 116 at June 30, 2006. The Company continues to implement cost cutting initiatives including the reduction of employee headcount and overhead costs, and most recently, the planned move of most of its manufacturing operations to a dedicated facility in Tijuana, Mexico starting on approximately September 1, 2006. In connection therewith on June 30, 2006 the Company notified 40 employees currently working at Zoom in Boston that they would be terminated on approximately August 31, 2006. One-time severance benefits approximating $108,000 have been accrued for this termination and charged to operations as of June 30, 2006. For a further discussion of this transaction and potential cost savings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I and “Risk Factors” in Item 1A under Part II below. The Company plans to continue to assess its cost structure as it relates to the Company’s revenues and cash position in 2006, and may make further changes if the actions are deemed necessary.

The Company believes that its current level of working capital combined with the anticipated proceeds from the planned sale of the Company’s headquarters building will provide it with sufficient resources to fund its normal operations through June 30, 2007. The Company also believes that it may obtain additional liquidity from additional consideration it may receive from its prior sale of interest in InterMute. However, the Company cannot assure that it can sell its building on favorable terms and on a timely basis, if at all, nor can it assure that it will receive any additional proceeds from the sale of its interest in InterMute. The Company’s $3.7 million mortgage loan contains financial covenants including the requirement that the Company maintain a tangible net worth of at least $7.0 million. As of June 30, 2006 the Company’s tangible net worth was $7.8 million. If the Company continues to incur operating losses that are not otherwise offset by proceeds from the timely sale of the Company’s headquarters facility or any additional consideration the Company may receive from its prior sale of its interest in InterMute, the Company could be in default of this covenant before the loan matures in April 2007. In such event, the lender would have the right to demand payment in full of the loan and the Company would have no right to exercise its option to extend the loan. The Company is also under continuing pressures from its customers to reduce prices and provide more advantageous terms of sale, and one of its significant retailer customers has notified the Company that they would like to purchase modems from the Company on a consignment basis. Such a change, if implemented, could require the Company to repurchase the customer’s inventory of modems that the Company had previously sold to that customer, which the Company estimates to be approximately $1.3 million as of June 30, 2006. If the Company is not able to sell its building on a timely basis or obtain significant additional proceeds from the sale of its interest in InterMute, the Company’s liquidity could be significantly impaired and the Company may not have sufficient resources to fund its normal operations over the next twelve months. Longer-term, if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company’s ability to continue as a going concern and achieve its intended business objectives would be adversely affected..

(3) Earnings (loss) per share

The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company’s reported net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$(1,857,496)	$1,421,413	$(3,232,342)	$116,862
Weighted average shares outstanding	9,346,966	9,163,847	9,346,966	9,066,028
Earnings (loss) per share	$(.20)	$0.16	$(.35)	$0.01
Diluted:
Net income (loss)	$(1,857,496)	$1,421,413	$(3,232,342)	$116,862
Weighted average shares outstanding	9,346,966	9,163,847	9,346,966	9,066,028
Net effect of dilutive stock options based on the Treasury stock method using average market price	-	232,699	-	360,087
Weighted average shares outstanding	9,346,966	9,396,546	9,346,966	9,426,115
Earnings (loss) per share	$(.20)	$0.15	$(.35)	$0.01

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation for the three and six months ended June 30, 2006. Options to purchase 1,226,200 shares of common stock at June 30, 2006, were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 as their effect would be antidilutive.

(4) Inventories

Inventories consist of the following:	June 30, 2006	December 31, 2005
Raw materials	$1,910,976	$2,333,949
Work in process	501,925	648,034
Finished goods	1,744,323	2,091,195
Total	$4,157,224	$5,073,178

(5) Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(1,857,496)	$1,421,413	$(3,232,342)	$116,862
Foreign currency translation adjustment	59,882	(61,240)	65,524	(96,837)
Comprehensive income (loss)	$(1,797,614)	$1, 360,173	$(3,166,818)	$20,025

(6) Long-Term Debt

On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 the Company paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with the initial interest at 7.75%, adjusted along with the federal prime rate. The rate of interest at June 30, 2006 was 8.25%. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend the loan and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. Zoom has classified the scheduled principal payments due after June 30, 2007 as long-term debt because the Company intends to extend the maturity date to April 10, 2008 unless other more financially advantageous arrangements are obtained. As required by the lender the Company has deposited six months of principal and interest ($212,714 as of June 30, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account The new mortgage contains certain customary financial and non-financial covenants including requirements to maintain tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. The Company was in compliance with these covenants as of June 30, 2006.

 (7) Commitments

During the six month period ended June 30, 2006, other than the renewal of the mortgage on the Company’s headquarters buildings discussed in Note 2 and Note 6 above there were no material changes to the Company’s commitments and contractual obligations compared to those disclosed in the Form 10-K for the year ended December 31, 2005

(8) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales for the three and six months ended June 30, 2006 and 2005, respectively, for North America and those outside North America were comprised as follows:

	Three Months Ended	% of	Three Months Ended	% of	Six Months Ended	% of	Six Months Ended	% of
	June 30, 2006	Total	June 30, 2005	Total	June 30, 2006	Total	June 30, 2005	Total
North America	$2,478,515	55%	$3,191,152	49%	$5,430,638	55%	$5,771,297	45%
Turkey	391,042	9%	615,474	9%	1,052,264	11%	2,137,211	16%
UK	888,340	20%	1,660,733	26%	1,794,706	18%	2,949,089	23%
All Other	760,336	16%	1,057,015	16%	1,521,335	16%	2,103,319	16%
Total	$4,518,233	100%	$6,524,374	100%	$9,798,943	100%	$12,960,916	100%

(9) Customer Concentrations

Relatively few customers have accounted for a substantial portion of the Company's net sales. In the second quarter of 2006 the Company's net sales to its top three customers accounted for 35% of its total net sales, with the Company's net sales to a North American retailer accounting for 19% of total net sales. The remaining 16% was split between two other customers, a Turkish distributor and a United Kingdom retailer, at 9% and 7% respectively. For the first six months of 2006 the Company’s net sales to its top three customers accounted for 34% of the Company’s net sales, with the Company’s net sales to a North American retailer accounting for 13% of total net sales. The remaining 20% was split between two other customers, a Turkish distributor and a North American distributor, at 11% and 10% respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q as well those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

We have traditionally performed most of the packaging and distribution effort at our production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming and in testing. Our headquarters is about a mile away, on South Street in Boston. Our lease for our Summer Street facility is scheduled to expire in August 2006. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we do not plan to renew our Summer Street lease.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The general consensus of communications industry analysts is that after-market sales of dial-up modems will continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. On March 31, 2005 our total headcount of full-time employees, including temporary workers, was 143 which was reduced to 116 at June 30, 2006. As described above, in connection with the move of our Summer Street manufacturing operations to Tijuana, Mexico, we did not renew our Summer Street lease and on June 30, 2006 we communicated termination notices to 40 Summer Street employees.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs that they cover. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that retailers are currently a more significant channel for our dial-up modems than for our broadband modems, that a higher percentage of our DSL sales come from low-margin countries, and that there is stronger competition in the DSL market than in the dial-up market.

In the second quarter of 2006 our net sales were down 31.0% compared to the second quarter of 2005. In the first six months of 2006 our net sales were down 24% compared to the first six months of 205. The main reason for the sales decreases was the decline in dial-up modem and DSL modem sales. While we have generally experienced growth in our DSL modem sales, a significant portion of these sales is currently concentrated with a small number of customers, and this reduces the predictability of our results. In Turkey Zoom has had a relatively high share of the small but growing DSL market, but our sales in 2006 have been declining. We attribute this decline to a number of factors including increased competition and the lack of a significant DSL promotion by Turkish Telecom in 2006. We are working hard to reverse this trend, but plans by Turkish Telecom to dramatically increase their bundling of DSL modems with their service are likely to significantly reduce our sales to Turkey. We are also continuing our efforts to expand our DSL customer base and product line, and to enter new markets. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Since 1999 we had a minority interest in a privately held software company, InterMute, Inc. In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005 we received a payment of approximately $3.5 million in exchange for our investment. We recorded a non-operating gain of $3.5 million in our second quarter of 2005 in connection with this sale. We may also receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. We will not record gains from these additional payments, if any, until and unless they are fully earned.

Our cash and cash equivalents balance at June 30, 2006 was $4.5 million compared to $9.1 million at December 31, 2005. This reduction of $4.6 million was due primarily to funding our $3.2 million net loss for the first six months of 2006, and to a $1.4 million cash reduction from the refinancing of our mortgage loan which included a principal pay-down of $1.2 million and the deposit of $0.2 million in a debt service reserve account.

Critical Accounting Policies and Estimates

Following is a discussion of what we view as our more significant accounting policies and estimates. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. We have identified areas where material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we had made different judgments or used different estimates.

Revenue (Net Sales) Recognition. We primarily sell hardware products to our customers. The hardware products include dial-up modems, DSL modems, cable modems, voice over IP products, and wireless and wired networking equipment. We earn a small amount of royalty revenue that is included in our net sales, primarily from internet service providers. We generally do not sell software. We began selling services in 2004. We introduced our Global Village VoIP service in late 2004, but sales of those services to date have not been material.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total net sales were 9.7% and 8.3%, respectively, for the three and six months ended June 30, 2006 compared to 7.7 % and 7.0%, respectively, for the three and six months ended June 30, 2005.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2003, $0.1 million in 2004, and $0.2 million in 2005. In the three and six months ended June 30, 2006, the reduction in our net sales due to price protection was $0.02 million and $0.04 million, respectively compared to $0.11 million and $0.15 million, respectively, for the three and six months ended June 30, 2005.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.5 million in 2003, $1.3 million in 2004, and $1.1 million in 2005. In the three and six months ended June 30, 2006, the reduction in our net sales due to sales and marketing incentives was $0.3 million and $0.6 million, respectively compared to $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2005.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $2.1 million in 2003, $1.4 million in 2004, and $0.8 million in 2005. In the three and six months ended June 30, 2006, the reduction in our net sales due to consumer rebates was $0.2 million and $0.5 million, respectively compared to $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2005.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.03 million for the three and six months ended June 30, 2006.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Allowances for obsolete inventory are established by management based on usability reviews performed each quarter. Our allowances against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. In the second quarter of 2006 we recorded an additional $0.2 million charge for inventory reserves related to some slow-moving VoIP products. On July 1, 2006 Europe began a program for “RoHS” or Restriction on Hazardous Substances, which seeks to minimize lead and other hazardous substances. In the second quarter of 2006 we established a $0.1 million inventory obsolescence reserve for some non-RoHS components that were purchased for use in European countries that now require RoHS.

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

Results of Operations

Summary. Net sales were $4.5 million for our second quarter ended June 30, 2006, down 30.7% from $6.5 million in the second quarter of 2005. We had a net loss of $1.9 million for the second quarter of 2006, compared to net income of $1.4 million in the second quarter of 2005. Our operating loss for the second quarter of 2006 was $1.9 million, a small improvement over the operating loss of $2.1 million for the second quarter of 2005. The net income of $1.4 million for the second quarter of 2005 was comprised of other income of $3.5 million, due to the gain from the sale of our interest in InterMute, offset by the operating loss of $2.1 million. Loss per diluted share was $0.20 for the second quarter of 2006 compared to a gain per diluted share of $0.15 for the second quarter of 2005.

Net sales were $9.8 million for the six months ended June 30, 2006, down 24.4% from $13.0 million in the first six months of 2005. We had a net loss of $3.2 million for the first six months of 2006, compared to a net gain of $0.1 million in the first six months of 2005. Our operating loss for the first six months of both 2006 and 2005 was $3.3 million. Other income for the first six months of 2006 was $0.1 million compared to $3.4 million for the first six months of 2005, due primarily to the gain from the sale of our interest in InterMute. Loss per diluted share was $0.35 for the first six months of 2006 compared to income per diluted share of $0.01 for the first six months of 2005.

Net Sales. Our net sales for the first quarter of 2006 decreased 30.7% from the first quarter of 2005, primarily due to a 33% decrease in dial-up modem sales and a 37% decrease in DSL modem sales Dial-up modem net sales declined to $2.1 million in the second quarter of 2006 compared to $3.2 million in the second quarter of 2005, primarily due to the continued decline of the dial-up modem after-market. DSL modem net sales decreased from $3.2 million in the second quarter of 2005 to $1.8 million in the second quarter of 2006 primarily as a result of decreased DSL sales to our Turkish distributor as discussed above, reduced DSL sales at retail in the U.K. due to the decision of a large U.K retailer to discontinue carrying most of our DSL product line, and the loss of Granville Technologies, a former large DSL and dial-up modem customer in the United Kingdom that went out of business in mid-2005.

Our net sales for the first six months of 2006 decreased 24.4% from the first six months of 2005, primarily due to a 29% decrease in dial-up modem sales and a 29% decrease in DSL modem sales. Dial-up modem net sales declined to $4.2 million in the first six months of 2006 compared to $5.9 million in the first six months of 2005, primarily due to a decrease of both dial-up modem unit sales, primarily resulting from the continued decline of the dial-up modem after-market, and to lower dial-up modem average selling prices. DSL modem net sales decreased to $4.4 million in the first six months of 2006 compared to $6.3 million in the first six months of 2005, primarily as a result of decreased DSL sales to our Turkish distributor as discussed above, reduced DSL sales at retail in the U.K. due to the decision of a large U.K retailer to discontinue carrying most of our DSL product line, and the loss of Granville Technologies, a former large DSL and dial-up modem customer in the United Kingdom that went out of business in mid-2005. Net sales in our other product sales categories, which include cable modems, VoIP, and wireless networking equipment, increased $0.3 million or 39% from $0.8 million for the first six months of 2005 to $1.2 million in the first six months of 2006, primarily due to increased wireless product sales.

Our net sales in North America were $2.5 million in the second quarter of 2006, a decrease from $3.2 million in the second quarter of 2005. Our net sales in Turkey were $0.4 million in the second quarter of 2006, a decrease from $0.6 million in the second quarter of 2005. Our net sales in the U.K. were $0.9 million in the second quarter of 2006, a decline from $1.7 million in the second quarter of 2005. The decline in net sales in the U.K and Turkey as discussed above. Our net sales other than North America, Turkey and the U.K. were $0.8 million in the second quarter of 2006, a decrease from $1.1million in the second quarter of 2005. Our net sales in North America were $5.4 million in the first six months of 2006, a decline from $5.8 million in the first six months of 2005. Our net sales in Turkey were $1.1 million in the first six months of 2006 and $2.1 million in the first six months of 2005. Our net sales in the U.K. were $1.8 million in the first six months of 2006, a decline from $2.9 million in the first six months of 2005. Our net sales in countries other than North America, Turkey and the U.K. were $1.5 million for the first six months of 2006 and $2.1 million for the first six months of 2005.

In the second quarter of 2006 our net sales to our top three customers accounted for 35% of our total net sales, with our net sales to a North American retailer accounting for 19% of total net sales. The remaining 16% was split between two other customers our Turkish distributor and a United Kingdom retailer, at 9% and 7%, respectively. For the first six months of 2006, our net sales to our top three customer accounted for 34% of our net sales, with our net sales to a North American retailer accounting for 13% of total net sales. The remaining 20% was split between two other customers, our Turkish distributor and a North American distributor, at 11% and 10%, respectively.

In the second quarter of 2005 our net sales to our top three customers accounted for 39% of our total net sales, with our sales to a large U.S. retailer accounting for 21% of the total net sales. The remaining 18% was divided fairly equally between the other two customers, both with less than a 10% share. In the first six months of 2005 our net sales to our top three customers accounted for 40% of our total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.2 million in the second quarter of 2006, a decline from $1.4 million in the second quarter of 2005. Our gross margin percent of net sales decreased to 4.9% in the second quarter of 2006 from 21.2% in the second quarter of 2005. Gross margins were lower primarily because of the negative effect of fixed manufacturing overhead spread over the lower sales, increased charges for inventory obsolescence due to VoIP and RoHS as discussed above, lower product margins at standard cost due to pricing, cost, and sales mix changes, and a $0.1 million severance charge for our planned third quarter of 2006 closing of our Boston production facility, which was announced and communicated to all affected employees on June 30, 2006.

Our total gross profit was $1.2 million in the first six months of 2006, a decline from $2.9 million in the first six months of 2005. Our gross margin percent of net sales decreased to 12.1% in the first six months of 2006 from 22.5% in the first six months of 2005. Gross margins were lower primarily because of lower absorption of fixed manufacturing overhead due to lower sales in the first six months of 2006 compared to the first six months of 2005, lower product margins at standard cost due to pricing, cost, and sales mix changes, increased obsolescence charges, and the $0.1 million severance charge.

Selling Expense. Selling expense decreased $0.2 million to $0.9 million or 19.4% of net sales in the second quarter of 2006 from $1.1 million or 16.5% of net sales in the second quarter of 2005. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions, lower sales, and lower product delivery expense.

Selling expense decreased $0.4 million to $1.8 million or 18.2% of net sales in the first six months of 2006 from $2.2 million or 16.9% of net sales in the first six months of 2005. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions, lower sales, and lower product delivery expense.

General and Administrative Expense. General and administrative expense was $0.7 million or 15.4% of net sales in the second quarter of 2006 compared to $1.7 million or 26.5% of net sales in the second quarter of 2005. General and administrative expense in the second quarter of 2005 included $1.1 million of bad debt expense for the business failure of Granville Technologies. Excluding the $1.1 million bad debt expense, the second quarter year-over-year expense was relatively constant.

General and administrative expense decreased $1.0 million to $1.5 million, or 15.8% of net sales in the first six months of 2006 from $2.6 million or 19.7% of net sales in the first six months of 2005. The decrease of $1.0 million was primarily due to the $1.1 million bad debt charge to general and administrative expense for Granville Technologies in 2005.

Research and Development Expense. Research and development expense decreased $0.1 million to $0.6 million or 12.3% of net sales in the second quarter of 2006 from $0.7 million or 10.7% of net sales in the second quarter of 2005. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions and lower product license and approval fees. Development and support continues on all of our major product lines with particular emphasis on VoIP products and service, DSL products, wireless products, and the new iHIFi product line.

Research and development expense decreased $.2 million to $1.2 million or 11.1% of net sales in the first six months of 2006 from $1.4 million or 11.1% of net sales in the first six months of 2005. Research and development costs increased primarily in salary expense, depreciation, outside services and product evaluation materials.

Other Income (Expense), Net. Other income (expense), net was net income of $0.05 million in the second quarter of 2006, primarily from interest and rental income, compared to net income of $3.5 million in the second quarter of 2005. The $3.5 million income gain resulted primarily from the sale of our interest in InterMute to Trend Micro in 2005.

Other income net was $3.2 million in the first six months of 2006, compared to $0.1 million in the first six months of 2005. The reason for the $3.3 million increase in net income was primarily from the $3.5 million gain from the sale of our interest in the InterMute transaction.

Liquidity and Capital Resources

On June 30, 2006 we had working capital of $8.6 million, including $4.5 million in cash and cash equivalents. In the first six months of 2006, operating activities used $3.3 million in cash. Our net loss in the first six months of 2006 was $3.2 million. Uses of cash from operations included a decrease of accounts payable and accrued expenses of $1.6 million. Sources of cash from operations included a decrease of accounts receivable of $0.4 million and inventory of $0.9 million.

In the first six months of 2006 net cash used in financing activities was $1.2 million, due primarily to the refinancing of the mortgage on our headquarters buildings. Our original mortgage was a 5-year balloon mortgage that was scheduled to be due and payable on January 10, 2006. The balloon payment was deferred until March 30, 2006 when a mortgage amendment was agreed and signed. On that date, we paid the lender $1.2 million to reduce the then outstanding balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with initial interest at 7.75%, adjusted along with the federal prime rate. The rate of interest as of June 30, 2006 was 8.25%. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10,2008 if Zoom makes the election to extend and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender we deposited six months of principal and interest ($212,714 as of June 30, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account. The new mortgage contains certain customary financial and non-financial covenants, including the requirement to maintain a tangible net worth of $7.0 million and an amount of cash and cash equivalents, free from any and all encumbrances, in an amount of not less than $1.0 million. We were in compliance with those covenants as of June 30, 2006. We believe we should be able to sell our owned buildings on favorable terms if we require any additional liquidity. If we were to sell the portion of our owned buildings that include the principal headquarters, we expect we will be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms.

On March 15, 2006 our one year revolving line of credit with Silicon Valley Bank terminated. There were no borrowings under the line for the entire one year contract. Accordingly, we do not currently have a line of credit from which we can borrow. We are in discussions with Silicon Valley Bank for a new one year line of credit. There can be no assurance as to the outcome of these discussions.

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

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs, and most recently, the move of most of our manufacturing operations to a dedicated facility in Tijuana, Mexico starting on approximately September 1, 2006. In connection therewith on June 30, 2006 we notified 40 employees currently working at Zoom in Boston that they would be terminated on approximately August 31, 2006. One-time severance benefits approximating $108,000 have been accrued for this termination and charged to operations as of June 30, 2006. We expect to incur approximately $250,000 of costs, including the aforementioned severance benefits, in connection with the move. We estimate that the move of our manufacturing facility should save approximately $2 million over our year 2005 production costs at year 2005’s production volumes. We anticipate that our initial savings will be less than $2 million per year as our production volumes are currently lower than 2005 levels and as a result of the initial expenses we will incur to effect the move. Savings are expected to come primarily from savings in costs for personnel, facilities, and shipping. We cannot assure that we will be able to achieve these estimated cost savings. See “Risk Factors” in Item 1A under Part II below. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2006, and we may make further changes if the actions are deemed necessary.

We believe that the anticipated proceeds from the planned sale of our headquarters building will provide us with sufficient resources to fund our normal operations over the next 12 months, through June 30, 2007. We also believe that we may obtain additional liquidity from additional consideration we may receive from our prior sale of our interest in InterMute. However, we cannot assure that we can sell our building on favorable terms and on a timely basis, if at all, nor can we assure that we will receive any additional proceeds from the sale of our interest in InterMute. Our $3.7 million mortgage loan contains financial covenants including the requirement that we maintain a tangible net worth of at least $7.0 million. As of June 30, 2006 our tangible net worth was $7.8 million. If we continue to incur operating losses that are not otherwise offset by proceeds from the timely sale of our headquarters facility or any additional consideration we may receive from our prior sale of our interest in InterMute, we could be in default of this covenant before the loan matures in April 2007. In such event, the lender would have the right to demand payment in full of the loan and we would have no right to exercise our option to extend the loan. We are also under continuing pressures from our customers to reduce prices and provide more advantageous terms of sale, and one of our significant retailer customers has notified us that they would like to purchase our modems on a consignment basis. Such a change, if implemented, could require us to repurchase the customer’s inventory of our modems that we had previously sold to that customer, which we estimate to be approximately $1.3 million as of June 30, 2006. If we are not able sell our building on a timely basis or obtain significant additional proceeds from the sale of our interest in InterMute, our liquidity could be significantly impaired and we may not have sufficient resources to fund our normal operations over the next twelve months. Longer-term, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our ability to continue as a going concern and achieve our intended business objectives would be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" in Item IA under Part II of this Quarterly Report on Form 10-Q below, Zoom’s Annual Report on Form 10-K for the year ended December 31, 2005 and Zoom’s other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the six months ended June 30, 2006, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2005 except that, as described above, in March 2006 we paid our mortgage lender $1.2 million to reduce the then balance of $4.8 million, and refinanced the remaining balance of our mortgage loan with a new $3.7 million mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007 and as announced in June 2006, commencing approximately September 1, 2006, we plan to move most of our manufacturing operations to a dedicated facility in Tijuana, Mexico.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of and markets for its products; Zoom’s expected benefits and cost savings resulting from the move of its manufacturing facilities to Mexico; Zoom's ability to sell its owned buildings or receive additional proceeds from the sale of its interest in InterMute for additional liquidity; Zoom’s sufficiency of capital resources; and Zoom's financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. Investment Rate Risk - Our investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk. The 15-year amortization mortgage of our headquarters building is a variable rate loan with the interest rate adjusted annually. A 1% point change in the interest rate would result in a decrease or increase of approximately $37,000 of interest expense per year. Our market risks have not changed substantially since December 31, 2005.

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

As of June 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Our liquidity may be significantly impaired if we are not able to sell our headquarters facility.

We are currently seeking to sell our headquarters facility. The facility is subject to a $3.7 million mortgage. The mortgage matures April 10, 2007 but may be extended at our option to April 10, 2008 if we make the election to extend the loan and pay the lender an extension fee of $36,750 by March 10, 2007 and if prior to and following such election we are not in default under the loan. The mortgage contains financial and non-financial covenants, including the requirement to maintain a minimum tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. As of June 30, 2006 our tangible net worth was $7.8 million. If we continue to incur losses that are not otherwise offset by proceeds from the timely sale of our headquarters facility, we could be in default of this covenant before the loan matures in March 2007. In such event, the lender would have the right to demand payment in full of the loan and we would have no right to exercise our option to extend the loan. If we are not able to sell our building on a timely basis, our liquidity could be significantly impaired and we may not have sufficient resources to fund our normal operations over the next twelve months. Moreover, if we do sell our headquarters facility, we believe that we will be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms. If we fail to lease back a portion of the sold property or to find suitable space for our principal headquarters, our business would be harmed.

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

Delays, unanticipated costs, interruptions in production or other problems in connection with the transfer of our manufacturing operations to Mexico or the continuing operation of that facility could harm our business.

Effective on approximately September 1, 2006 we plan to transfer most of our manufacturing operations from Boston, Massachusetts to Tijuana, Mexico. We may experience delays, unanticipated costs or interruptions in production, or other problems in moving our manufacturing operations to Mexico. We currently anticipate to incur approximately $250,000 in costs in connection with the move of our manufacturing operations to Mexico. Delays, interruptions in production or other problems in effecting the move could lead to increased or unexpected costs, reduced margins, delays in product deliveries, order cancellations, and lost revenue, all of which could harm our business, results of operation, and liquidity. Our conduct of business in Mexico is subject to the additional challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks.

Our reliance on a business processing outsourcing partner to conduct our operations in Mexico could materially harm our business and prospects.

In connection with the move of most of our manufacturing operations to Mexico, we will rely on a business processing outsourcing partner to hire, subject to our oversight, the production team for our manufacturing operation, provide the selected facility described above, and coordinate some of the start-up and ongoing manufacturing logistics relating to Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the start-up and ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively will be critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

Our international operations are subject to a number of risks that could harm our business.

Currently our operations are significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. In the first six months of 2005, sales outside of North America were approximately 55% of our net sales in 2005. In the first six months of 2006, sales outside North America were 45% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. The types of risks faced in connection with international operations and sales include, among others:

•	regulatory and communications requirements and policy changes;

•	favoritism toward local suppliers;

•	delays in the rollout of broadband services by cable and DSL service providers;

•	local language and technical support requirements;

•	difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

•	cultural differences;

•	reduced control over staff and other difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	political and economic changes and disruptions;

•	governmental currency controls;

•	shipping costs;

•	currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican Peso relative to the US dollar; and

•	import, export, and tariff regulations.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In the first six months of 2006, our net sales to three companies constituted 34% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For example, in the first half of 2006, DSL sales to our Turkish distributor, one of our top three customers, have declined significantly from $2.2 million in the first six months in 2005 to $1.1 million in the first six months in 2006. We attribute this decline due to increased competition and the lack of a DSL promotion by Turkish Telecom in 2006. We are working hard to reverse this trend, but plans by Turkish Telecom to increase their bundling of DSL modems with their service may significantly reduce our sales to Turkey. We cannot guarantee that we will increase our sales to our Turkish distributor.  A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

Our net sales, operating results and liquidity have been and may in the future be adversely affected because of the decline in the retail market for dial-up modems.

The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. Decreasing average selling prices and reduced demand for our dial-up modems have resulted and may in the future result in decreased net sales for dial-up modems. If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business, results of operation and liquidity will be harmed.

Less advantageous terms of sale of our products could harm our business.

One of our significant retail customers has notified us that they want to purchase our modems on a consignment basis. Such a change, if implemented could require us to repurchase the customer’s inventory of our modems that we had previously sold to that customer, which we estimate to be approximately $1.3 million as of June 30, 2006. The customer has also indicated that they plan to reduce the number of brands of modems they sell, and that they cannot assure that they will continue to sell our products. If we obtain less advantageous terms of sale or experience other reductions in purchases of our products from significant customers, our business, results of operation and liquidity will be harmed.

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the event we fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty. We incurred a $0.3 million inventory obsolescence charge in the three months ended June 30,2006 for slow-moving VoIP products and products that did not conform to the R0HS standards.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase most of our dial-up and broadband modem chipsets from Conexant Systems, Agere Systems, and Ikanos Communications. Integrated circuit product areas covered by at least one of these companies include dial-up modems, DSL modems, cable modems, networking, routers, and gateways. In the past we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. We believe the market for chipsets is currently experiencing shortages and there are increased lead times for some chipsets. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

The European Union and the US have announced plans to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled to begin in Europe in 2006 and the US in 2007, would require us and other electronics companies to change or discontinue many products. We believe that our transition process to comply with these new requirements is difficult, and will typically increase our product costs by from zero to $.50 per unit, depending on the product. In addition, we may incur additional costs involved with the disposal of inventory or with returned products that do not meet the new requirements, which could further harm our business. In the first six months of 2006, we incurred an additional $0.1 million in costs due to establishment of obsolescence reserves for the eventual disposal of some of our modem components as a result of these new requirements.

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

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to the Mexican Peso and various Asian currencies including the Chinese renminbi could increase our product costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 23, 2006. At the Annual Meeting, the stockholders elected five directors to serve for the ensuring year and until their successors are duly elected. The voting results with respect to the election of directors were as follows:

Proposal 1 - In the election of directors, each nominee was elected by a vote of the stockholders as follows:

Nominee	For	Withheld
Frank B. Manning	8,659,944	105,606
Peter R. Kramer	8,675,405	90,145
Bernard Furman	8,675,775	89,775
J. Ronald Woods	8,675,575	89,975
Joseph Donovan	8,675,375	90,175

ITEM 6. EXHIBITS

Exhibit No. Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2006	By: /s/ Frank B. Manning
Frank B. Manning, President

Date: August 14, 2006	By: /s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No. Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**Filed herewith