Form 10-Q
period 2006-09-30
ZOOM TECHNOLOGIES INC
filed 2006-11-14
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of November 9, 2006 was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 1A.	Risk Factors	18-25

Item 6.	Exhibits	25

	Signatures	26

	Exhibit Index	27

	Exhibits

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$4,158,695	$9,081,122
Accounts receivable, net of allowances of $1,179,481 at September 30, 2006 and $1,294,637 at December 31, 2005	1,825,416	2,630,859

Inventories	4,288,425	5,073,178
Prepaid expenses and other current assets	64,221	301,265
Total current assets	10,336,757	17,086,424

Property, plant and equipment, net	2,513,227	2,600,660
Certificate of deposit held for debt service	214,637	-
Total assets	$13,064,621	$19,687,084

Liabilities and Stockholders’ Equity:

Current liabilities:
Current portion of long-term debt	$135,075	$4,889,928
Accounts payable	1,641,342	3,140,593
Accrued expenses	713,859	788,427
Total current liabilities	2,490,276	8,818,948

Long-term debt, less current portion	3,479,595	-
Total liabilities	5,969,871	8,818,948
Stockholders’ Equity:
Common stock, $0.01 par value: authorized - 25,000,000 shares; and issued - 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,196,955	31,015,977
Accumulated deficit	(24,691,902)	(20,627,318)
Accumulated other comprehensive income - currency translation adjustment	503,465	393,245
Treasury stock, at cost stock (8,400 shares),	(7,322)	(7,322)
Total stockholders’ equity	7,094,750	10,868,136
Total liabilities and stockholders’ equity	$13,064,621	$19,687,084

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,			Nine Months ended September 30,
	2006	2005		2006	2005

Net sales	$3,579,317		$5,308,380	$13,378,260	$18,269,296
Costs of goods sold	3,338,349		4,789,732	11,948,971	14,836,965
Gross profit	240,968		518,648	1,429,289	3,432,331

Operating expenses:
Selling	781,954		977,718	2,563,921	3,172,332
General and administrative	689,599		314,188	2,236,287	2,867,694
Research and development	520,768		664,641	1,709,640	2,109,347
Total operating expenses	1,992,321		1,956,547	6,509,848	8,149,373

Operating income (loss)	(1,751,353)		(1,437,899)	(5,080,559)	(4,717,042)
Other:
Interest income	51,138		69,984	189,327	151,508
Interest expense	(76,140)		(63,596)	(221,845)	(190,511)
Gain on sale of investment in InterMute, Inc.	869,750			869,750	3,495,516
Other, net	74,364		56,251	178,744	2,131
Total other income (expense), net	919,112		62,639	1,015,976	3,458,644

Income (loss) before income taxes	(832,241)		(1,375,260)	(4,064,583)	(1,258,398)

Income taxes	—		—	—	—

Net income (loss)	$(832,241)		$(1,375,260)	$(4,064,583)	$(1,258,398)
Earnings (loss) per common share:
Basic	$(0.09)	$	(0.15)	$(0.43)	$(0.14)
Diluted	$(0.09)	$	(0.15)	$(0.43)	$(0.14)

Weighted average common and common equivalent shares

Basic	9,346,966		9,341,124	9,346,966	9,158,734
Diluted	9,346,966		9,341,124	9,346,966	9,158,734

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(4,064,583)	$(1,258,398)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on sale of Investment in InterMute, Inc.	(869,750)	(3,495,516)
Depreciation	172,006	200,605
Stock based compensation	180,977	0
Changes in operating assets and liabilities:
Accounts receivable, net	921,914	381,433
Inventories	784,753	(101,735)
Prepaid expenses and other assets	22,406	321,758
Accounts payable and accrued expenses	(1,573,819)	(949,674)
Net cash provided (used ) by operating activities	(4,426,096)	(4,901,527)

Investing activities:
Proceeds from sale of Investment in InterMute, Inc.	869,750	3,495,516
Additions to property, plant and equipment	(84,572)	(46,896)

Net cash provided (used) by investing activities	785,178	3,448,620

Financing activities:
Principal payments on long-term debt	(1,275,258)	(158,429)
Proceeds from exercise of stock options	0	447,450
Net cash provided (used) by financing activities	(1,275,258)	289,021

Effect of exchange rate changes on cash	(6,251)	(2,562)

Net change in cash	(4,922,427)	(1,166,448)

Cash and cash equivalents at beginning of period	9,081,122	9,438,596

Cash and cash equivalents at end of period	$4,158,695	$8,272,148

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$221,845	$190,511
Income taxes	$—	$—

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Zoom Technologies, Inc. (the "Company" or “Zoom”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's 2005 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2005 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

The accompanying financial statements include the accounts and operations of the Company and its wholly-owned subsidiary, Zoom Telephonics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

(b)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Accounting for Stock Based Compensation” using the modified-prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation cost for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period. Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based compensation expense was recognized in operations for these plans, since all options granted under them had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting SFAS No. 123 (R ) was to increase compensation cost and the reported net loss for the quarter ended September 30, 2006 by $58 thousand, or $0.01 per basic and diluted share and for the nine months ended September 30, 2006 by $181 thousand, or $0.02 per basic and diluted share.

The unrecognized stock-based compensation cost related to non-vested stock awards as of September 30, 2006 was $117,921. Such amount will be recognized in operations over a remaining period of 3 quarters.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during the three and nine months ended September 30, 2006 and September 30, 2005 were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Weighted-average expected stock-price volatility	60.5%	88.9%	63.3%	91.1%
Weighted-average expected option life	2.0 years	2.0 years	2.0 years	2.47 years
Average risk-free interest rate	5.03%	3.74%	4.66%	3.60%
Average dividend yield	0	0	0	0

Pro-forma information required under SFAS No. 123, Accounting for Stock-Based Compensation before the adoption of SFAS No.123(R) follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(1,375,260)	$(1,258,398)
Stock-based employee compensation expense determined under fair value method	(214,657)	(473,398)
Pro forma net income (loss)	$(1,589,917)	$(1,731,796)
Net income (loss) per share:
Basic - as reported	$(0.15)	$(0.14)
Diluted - as reported	$(0.15)	$(0.14)

Basic - pro forma	$(0.17)	$(0.19)
Diluted - pro forma	$(0.17)	$(0.19)

(c)	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertain tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly impact its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not believe that SAB 108 will significantly impact its financial statements

(2) Liquidity

On September 30, 2006 the Company had working capital of $7.8 million, including $4.2 million in cash and cash equivalents.

On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 the Company paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with initial interest at 7.75%, adjusted along with the prime rate as published in the Wall Street Journal. The rate of interest at September 30, 2006 was 8.25%. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend the loan and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender the Company has deposited six months of principal and interest ($214,637 as of September 30, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account. The new mortgage contains certain customary financial and non-financial covenants including requirements to maintain tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. The Company was in compliance with these covenants as of September 30, 2006. The Company’s tangible net worth at September 30, 2006 was $7.1 million. For additional liquidity, the Company has negotiated a Purchase and Sale Agreement for the sale of its company-owned buildings which now house its entire Boston headquarters staff. On October 30, 2006 the deposit relating to that purchase was increased to $400,000. If the sale closes, which is likely but not certain, the Company expects the closing to occur in December 2006. The liquidity impact of the sale would be to eliminate $3.6 million in bank debt and increase cash by approximately $4.2 million. The agreement provides for the lease-back to Zoom of a portion of the sold property at below-market lease rates.

On March 16, 2005 the Company entered into a one year Loan and Security Agreement with Silicon Valley Bank that provides for a revolving line of credit of up to $2 million. The revolving line of credit terminated, as scheduled, on March 15, 2006. There were no borrowings under the line for the entire one year contract. The Company and Silicon Valley Bank have put further discussions for a new one year line on hold pending the outcome of the sale of the headquarter buildings. There can be no assurance as to the outcome of these negotiations.

To conserve cash and manage liquidity during the past few years, the Company has implemented expense reductions, including the reduction of employee headcount and overhead costs. The employee headcount was 125 at September 30, 2005 and 79 at September 30, 2006. The Company continues to implement cost cutting initiatives including the reduction of employee headcount and overhead costs, and most recently, the move of most of its manufacturing operations to a dedicated facility in Tijuana, Mexico during September 2006. In connection therewith on June 30, 2006 the Company notified 40 employees working at Zoom in Boston that they would be terminated on approximately August 31, 2006. One-time severance benefits of approximately $100,000 were accrued in the second quarter of 2006 and paid in the third quarter of 2006. The Company plans to continue to assess its cost structure as it relates to the Company’s revenues and cash position in 2006, and may make further changes if the actions are deemed necessary.

The Company realized a gain on the sale of its investment in InterMute, Inc. of $3.5 million during the quarter ended June 30, 2005. The Company realized in cash an additional contingent gain of $837,750 during the quarter ended September 30, 2006, representing its portion of an earnout payment paid by the buyer as a result of the achievement of a performance milestone. On November 11, 2006 the Company received a second and final performance milestone payment, also of $837,750. The Company expects to receive in December 2006 a return of its escrow deposit of approximately $370,000. No further payments from the sale of InterMute are expected.

The Company believes that its current level of working capital combined with the anticipated proceeds from the completion of the pending sale of the Company’s headquarter buildings will provide sufficient resources to fund the Company’s normal operations over the next twelve months, the relevant period for a going-concern evaluation, through September 30, 2007. However, the Company cannot assure that it can sell its building on favorable terms and on a timely basis, if at all. The Company’s $3.6 million mortgage loan contains financial covenants including the requirement that the Company maintain a tangible net worth of at least $7.0 million. As of September 30, 2006 the Company’s tangible net worth was $7.1 million. If the Company continues to incur operating losses that are not otherwise offset by proceeds from the timely sale of the Company’s headquarters facility the Company could be in default of this covenant before the loan matures in April 2007. In such event, the lender would have the right to demand payment in full of the loan and the Company would have no right to exercise its option to extend the loan.

The Company entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this agreement ownership of all unsold products previously purchased from the Company by that retailer will revert to the Company in November 2006. The Company estimated the amount of products for which ownership is expected to revert to the Company and applied consignment accounting to them retroactively for products shipped prior to October 1, 2006. The new arrangement has resulted in a reduction of net sales in the quarter ended September 30, 2006 of $0.5 million and a reduction of cost of sales and other directly related expenses of $0.3 million, which increased the net loss for the quarter ended September 30, 2006 by $0.2 million. As of September 30, 2006, the Company estimated that the cash repayment in November for the inventory ownership transferring back to the Company will be approximately $0.2 million

If the Company is not able to sell its building on a timely basis the Company’s liquidity could be significantly impaired and the Company may not have sufficient resources to fund its normal operations over the next twelve months. Longer-term, if the Company is unable to increase its revenues, reduce or otherwise adequately control its expenses, or raise capital, the Company’s ability to continue as a going concern and achieve its intended business objectives would be adversely affected.

(3) Earnings (loss) per share

The reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations for the Company’s reported net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$(832,241)	$(1,375,260)	$(4,064,583)	$(1,258,398)
Weighted average shares outstanding	9,346,966	9,341,124	9,346,966	9,158,734
Earnings (loss) per share	$(0.09)	$(0.15)	$(.43)	$(0.14)
Diluted:
Net income (loss)	$(832,241)	$(1,375,260)	$(4,064,583)	$(1,258,398)
Weighted average shares outstanding	9,346,966	9,341,124	9,346,966	9,158,734
Net effect of dilutive stock options based on the Treasury stock method using average market price	-	-	-	-
Weighted average shares outstanding	9,346,966	9,341,124	9,346,966	9,158,734
Earnings (loss) per share	$(.09)	$(0.15)	$(.43)	$(0.14)

Options to purchase 1,228,200 shares of common stock at September 30, 2006, were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006 as their effect would be antidilutive.

(4) Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$3,421,463	$2,333,949
Work in process	394,717	648,034
Finished goods (including $294,784 held by a customer as of September 30, 2006)	472,245	2,091,195
Total	$4,288,425	$5,073,178

(5) Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
Net income (loss)	$(832,241)	$(1,375,260)	$(4,064,583)	$(1,258,398)
Foreign currency translation adjustment	44,696	(10,356)	110,220	(107,193)
Comprehensive income (loss)	$(876,937)	$(1,385,616)	$(3,954,363)	$(1,365,591)

(6) Long-Term Debt

On January 10, 2001 the Company obtained a mortgage for $6 million on the real estate property located at 201 and 207 South Street, Boston, Massachusetts. The loan was scheduled to be paid in full on January 10, 2006 and the final payment was deferred during negotiations for a new mortgage. On March 30, 2006 the Company paid the lender $1.2 million to reduce the then balance of $4.9 million, and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with the initial interest at 7.75%, adjusted along with the prime rate as published in the Wall Street Journal. The rate of interest at September 30, 2006 was 8.25%. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10, 2008 if Zoom makes the election to extend the loan and pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. Zoom has classified the scheduled principal payments due after September 30, 2007 as long-term debt because the Company intends to extend the maturity date to April 10, 2008 unless other more financially advantageous arrangements are obtained. As required by the lender the Company has deposited six months of principal and interest ($214,637 as of September 30, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account. The new mortgage contains certain customary financial and non-financial covenants including requirements to maintain tangible net worth of $7.0 million and to maintain cash and cash equivalents, free from any and all encumbrances, of not less than $1.0 million. The Company was in compliance with these covenants as of September 30, 2006. The Company’s tangible net worth at September 30, 2006 was $7.1 million. For additional liquidity, the Company has negotiated a Purchase and Sale Agreement for the sale of its company-owned buildings which now house its entire Boston headquarters staff. On October 30, 2006 the deposit relating to that purchase was increased to $400,000. If the sale closes, which is likely but not certain, the Company expects the closing to occur in December 2006. The liquidity impact of the sale would be to eliminate $3.6 million in bank debt and increase cash by approximately $4.2 million. The agreement provides for the lease back to Zoom of a portion of the sold property at below-market lease rates. If the sale of the building is not completed, the Company may not meet the minimum tangible net worth requirement in the near term. If the Company defaults, the lender would have the right to demand payment in full of the loan and the Company would have no right to exercise its option to extend the loan. The Company may not have sufficient liquid assets to repay the loan if the lender makes demand. As such, the Company may be unable to continue as a going concern.

(7) Commitments

Except as related to the Company’s mortgage as discussed above there were no material changes to the Company’s commitments and contractual obligations compared to those disclosed in the Form 10-K for the year ended December 31, 2005.

 (8) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales were comprised as follows:

	Three Months Ended September 30, 2006	% of Total	Three Months Ended September 30, 2005	% of Total	Nine Months Ended September 30, 2006	% of Total	Nine Months Ended September 30, 2005	% of Total
North America	$2,280,425	64%	$2,668,030	50%	$7,711,063	58%	$8,439,326	46%
Turkey	49,630	1%	973,349	18%	1,101,894	8%	3,110,560	17%
UK	679,357	19%	1,108,810	21%	2,474,063	18%	4,057,410	22%
All Other	569,905	16%	558,191	11%	2,091,240	16%	2,661,511	15%
Total	$3,579,317	100%	$5,308,380	100%	$13,378,260	100%	$18,269,296	100%

(9) Customer Concentrations

Relatively few customers have accounted for a substantial portion of the Company's net sales. In the third quarter of 2006 the Company's net sales to its top three customers accounted for 37% of its total net sales, with the Company's net sales to a North American distributor accounting for 19% of total net sales. The remaining 18% was divided between a United Kingdom retailer at 12% and a North American distributor at 6%. For the first nine months of 2006 the Company’s net sales to its top three customers accounted for 28% of the Company’s net sales, with the Company’s net sales to a United Kingdom retailer accounting for 10%, a North American retailer accounting for 9%, and a North American distributor accounting for 9% of total net sales.

In the third quarter of 2006 the Company’s net sales to its top three customers accounted for 39% of its total net sales, with the Company’s sales to a Turkish distributor accounting for 17% of the total net sales. The Company’s net sales to a North American retailer accounted for 14% and to a United Kingdom retailer 8% of total net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item 1A of Part II of this Quarterly Report on Form 10-Q as well those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts, our support office in Boca Raton, Florida, our sales office in the United Kingdom, and our new production facility in Tijuana, Mexico. We typically design our hardware products, though we do sometimes use another company’s design if it meets our requirements. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China or Taiwan.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution effort at a production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have implemented that plan. Our lease for our Summer Street facility expired in August 2006, and we completely vacated the facility on September 30, 2006.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom owns two adjacent company-owned buildings which connect on most floors, and which now house our entire Boston staff. We recently announced that we have negotiated a Purchase and Sale Agreement for our sale of those buildings, and on October 30, 2006 the deposit relating to that purchase was increased to $400,000. If that sale closes, which is likely but not certain, we expect the close to occur in December 2006. The liquidity impact of the sale would be to eliminate $3.6 million in bank debt and increase cash by approximately $4.2 million. Of course Zoom’s total cash and equity will also depend on other factors including our operating results.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, especially DSL modems and to a lesser extent cable modems.

We continually seek to improve our product designs and manufacturing approach in order to improve product performance and reduce our costs. We pursue a strategy of outsourcing rather than internally developing our modem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 125 on September 30, 2005 to 79 on September 30, 2006 primarily due to termination of most of the employees who worked at our Summer Street facility. However, we have made commitments relating to workers staffing our Tijuana facility, most of whom are hired through a company called NAPS, and are not employees of Zoom.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that retailers are currently a more significant channel for our dial-up modems than for our broadband modems, that a higher percentage of our DSL sales come from low-margin countries, and that there is stronger competition in the DSL market than in the dial-up market.

In the third quarter of 2006 our net sales were down 33% compared to the third quarter of 2005. In the first nine months of 2006 our net sales were down 27% compared to the first nine months of 2005. The main reason for the sales decreases was the decline in DSL modem and dial-up modem sales. Until the second quarter of 2006 we have generally experienced growth in our DSL modem sales. However, a significant portion of these sales is currently concentrated with a small number of customers, and this reduces the predictability of our results. In Turkey Zoom has had a relatively high share of the small but growing DSL market, but our Turkey sales in 2006 have been declining. We attribute this decline to a number of factors including increased competition and actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. We are seeing growth in some areas, including DSL sales to U.S. Internet Service Providers, and we are continuing our efforts to expand our DSL customer base and product line. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Since 1999 we had a minority interest in a privately held software company, InterMute, Inc. In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005 we received a payment of approximately $3.5 million which we recorded as a non-operating gain in our second quarter of 2005. We realized in cash an additional contingent gain of $837,750 during the quarter ended September 30, 2006, representing our portion of an earnout payment paid by the buyer as a result of the achievement of a performance milestone. On November 11, 2006 we received a second and final performance milestone payment, also of $837,750. We expect to receive in December 2006 a return of our escrow deposit of approximately $370,000. No further payments from the sale of InterMute are expected.

Our cash and cash equivalents balance at September 30, 2006 was $4.2 million compared to $9.1 million at December 31, 2005. This reduction of $4.9 million was due primarily to funding our $4.1 million net loss for the first nine months of 2006, and to a $1.4 million cash reduction from the refinancing of our mortgage loan.

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

Our 2006 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either when billable services were consumed or when a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total net sales were 11.8% and 9.2%, respectively, for the three and nine months ended September 30, 2006 compared to 8.9 % and 7.5%, respectively, for the three and nine months ended September 30, 2005.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2003, $0.1 million in 2004, and $0.2 million in 2005. In the three and nine months ended September 30, 2006, the reduction in our net sales due to price protection was $0.02 million and $0.07 million, respectively compared to $0.07 million and $0.22 million, respectively, for the three and nine months ended September 30, 2005.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.5 million in 2003, $1.3 million in 2004, and $1.1 million in 2005. In the three and nine months ended September 30, 2006, the reduction in our net sales due to sales and marketing incentives was $0.14 million and $0.71 million, respectively compared to $0.21 million and $0.86 million, respectively, for the three and nine months ended September 30, 2005.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.2 million in 2003, $1.4 million in 2004, and $0.8 million in 2005. In the three and nine months ended September 30, 2006, the reduction in our net sales due to consumer rebates was $0.02 million and $0.56 million, respectively compared to $0.24 million and $0.88 million, respectively, for the three and nine months ended September 30, 2005.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.01 million for the three and nine months ended September 30, 2006.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Allowances for obsolete inventory are established by management based on usability reviews performed each quarter. Our allowances against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. In the third quarter of 2006 we recorded an additional $0.1 million charge for inventory reserves related to some slow-moving VoIP products.

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

Results of Operations

Summary. Net sales were $3.6 million for our third quarter ended September 30, 2006, down 32.6% (including the $0.5 million sales reduction resulting from our new consignment arrangement with a significant retailer customer) from $5.3 million in the third quarter of 2005. We had a net loss of $0.8 million for the third quarter of 2006, compared to a net loss of $1.4 million in the third quarter of 2005. Our operating loss for the third quarter of 2006 was $1.8 million, compared to an operating loss of $1.4 million for the third quarter of 2005. The net loss of $0.8 million for the third quarter of 2006 was comprised of an operating loss of $1.8 million offset by other income of $0.9 million, due to the additional $870 thousand payment based on a performance goal earn-out from the 2005 sale of our interest in InterMute. Loss per diluted share was $0.09 for the third quarter of 2006 compared to a loss per diluted share of $0.15 for the third quarter of 2005.

Net sales were $13.4 million for the nine months ended September 30, 2006, down 26.8% (including the $0.5 million sales reduction resulting from our new consignment arrangement with a significant retailer customer) from $18.3 million in the first nine months of 2005. We had a net loss of $4.1 million for the first nine months of 2006, compared to a net loss of $1.3 million in the first nine months of 2005. Our operating loss for the first nine months of 2006 was $5.1 million, and our operating loss was $4.7 million for the first nine months of 2005. Other income for the nine months ended September 30, 2006 and 2005 was $1.0 million and $3.5 million, respectively, due primarily to proceeds from the sale of our interest in InterMute. Net loss per diluted share was $0.43 for the first nine months of 2006 compared to net loss per diluted share of $0.14 for the first nine months of 2005.

Net Sales. Our net sales for the third quarter of 2006 decreased 32.6% from the third quarter of 2005, primarily due to a 49% decrease in DSL modem sales and a 14% decrease in dial-up modem sales. DSL modem net sales decreased from $2.6 million in the third quarter of 2005 to $1.3 million in the third quarter of 2006 primarily as a result of: (i) decreased DSL sales to our Turkish distributor due to the plans by Turkish Telecom to dramatically increase their bundling of DSL modems with their service offerings, (ii) reduced DSL sales at retail in the U.K. due to the decision in the third quarter of 2005 of a large U.K retailer to discontinue carrying most of our DSL product line; and (iii) reduced DSL sales to our distributor in Vietnam. Dial-up modem net sales declined to $2.0 million in the third quarter of 2006 compared to $2.3 million in the third quarter of 2005, and net sales would have risen without the $0.5 million reserve recorded against the third quarter sales to our major retailer customer who will be moving to consignment in the fourth quarter. Net sales in our other products sales categories, which include wireless networking equipment, cable modems, and VoIP decreased $0.1 million from $0.4 million in the first nine months of 2005 to $0.3 million in the first nine months of 2006.

Our net sales for the first nine months of 2006 decreased 26.8% from the first nine months of 2005, primarily due to a 35% decrease in DSL modem sales and a 24% decrease in dial-up modem sales. DSL modem net sales decreased to $5.8 million in the first nine months of 2006 compared to $8.8 million in the first nine months of 2005, primarily as a result of decreased DSL sales to our Turkish distributor as discussed above, reduced DSL sales at retail in the U.K. due to the decision in the third quarter of 2005 of a large U.K retailer to discontinue carrying most of our DSL product line, and the loss of Granville Technologies, a former large DSL and dial-up modem customer in the United Kingdom that went out of business in mid-2005. Dial-up modem net sales declined to $6.2 million in the first nine months of 2006 compared to $8.2 million in the first nine months of 2005, primarily due to lower dial-up modem unit sales, primarily resulting from the continued decline of the dial-up modem after-market, lower dial-up modem average selling prices, and to the $0.5 million reserve recorded against the third quarter sales to our major retailer customer who will be moving to consignment in the fourth quarter. Net sales in our other product sales categories, which include wireless networking equipment, cable modems, and VoIP increased $0.1 million from $1.3 million for the first nine months of 2005 to $1.4 million in the first nine months of 2006, primarily due to increased wireless product sales.

Our net sales in North America were $2.3 million in the third quarter of 2006, a decrease from $2.7 million in the third quarter of 2005. Our net sales in Turkey were $0.05 million in the third quarter of 2006, a decrease from $1.0 million in the third quarter of 2005. Our net sales in the U.K. were $0.7 million in the third quarter of 2006, a decline from $1.1 million in the third quarter of 2005. The decline in net sales in Turkey and the U.K. are for the reasons discussed above. Our net sales other than North America, Turkey and the U.K. were $0.6 million in the third quarter of 2006, and $0.6 million in the third quarter of 2005. Our net sales in North America were $7.7 million in the first nine months of 2006, a decline from $8.4 million in the first nine months of 2005. Our net sales in Turkey were $1.1 million in the first nine months of 2006 and $3.1 million in the first nine months of 2005. Our net sales in the U.K. were $2.5 million in the first nine months of 2006, a decline from $4.1 million in the first nine months of 2005. Our net sales in countries other than North America, Turkey and the U.K. were $2.1 million for the first nine months of 2006 and $2.7 million for the first nine months of 2005.

Relatively few customers have accounted for a substantial portion of our net sales. In the third quarter and nine months of 2006, respectively, net sales to our top three customers accounted for 37% and 28% of total net sales. In the third quarter and nine months of 2005, respectively, net sales to our top three customers accounted for 38% and 39% of total net sales.

Gross Profit. Our total gross profit was $0.2 million in the third quarter of 2006, a decline from $0.5 million in the third quarter of 2005. Our gross margin percent of net sales decreased to 6.7% in the third quarter of 2006 from 9.8% in the third quarter of 2005. The lower gross profit resulted primarily from lower sales volume with the gross margin drop due primarily to lower absorption of fixed manufacturing overhead due to lower sales, and transition costs relating to the move of our production operations from Boston to Tijuana, Mexico.

Our total gross profit was $1.4 million in the first nine months of 2006, a decline from $3.4 million in the first nine months of 2005. Our gross margin percent of net sales decreased to 10.7% in the first nine months of 2006 from 18.8% in the first nine months of 2005. Gross margins were lower primarily because of lower absorption of fixed manufacturing overhead due to lower sales in the first nine months of 2006 compared to the first nine months of 2005, and a $0.1 million severance charge and other moving-related costs associated with the closing of our manufacturing operations in Boston and the move of those operations to Tijuana, Mexico in the second and third quarters of 2006. .

Selling Expense. Selling expense decreased $0.2 million to $0.8 million or 21.8% of net sales in the third quarter of 2006 from $1.0 million or 18.4% of net sales in the third quarter of 2005. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions and lower sales, sales promotions, and product delivery expense.

Selling expense decreased $.6 million to $2.6 million or 19.2% of net sales in the first nine months of 2006 from $3.2 million or 17.4% of net sales in the first nine months of 2005. Selling expense was lower primarily because of lower personnel and related costs resulting from employee headcount reductions and lower sales, sales promotions, and product delivery expense.

General and Administrative Expense. General and administrative expense was $0.7 million or 19.3% of net sales in the third quarter of 2006 compared to $0.3 million or 5.9% of net sales in the third quarter of 2005. General and administrative expense in the third quarter of 2005 was low due to the $0.4 million reversal of a $1.1 million bad debt allowance recorded in the second quarter of 2005 for the business failure of Granville Technologies.

General and administrative expense decreased $0.6 million to $2.2 million, or 16.7% of net sales in the first nine months of 2006 from $2.9 million or 15.7% of net sales in the first nine months of 2005. The decrease of $0.6 million was primarily due to the $0.7 million bad debt charge to general and administrative expense for Granville Technologies in 2005.

Research and Development Expense. Research and development expense decreased $0.2 million to $0.5 million or 14.5% of net sales in the third quarter of 2006 from $0.7 million or 12.5% of net sales in the third quarter of 2005. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions and lower consulting and product license and approval fees. Development and support continues on all of our major product lines with particular emphasis on VoIP products and service, DSL products, wireless products, and the new iHIFi product line.

Research and development expense decreased $0.4 million to $1.7 million or 12.8% of net sales in the first nine months of 2006 from $2.1 million or 11.5% of net sales in the first nine months of 2005. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions and lower consulting and product license and approval fees.

Other Income (Expense), Net. Other income (expense), net was net income of $0.9 million in the third quarter of 2006 compared to net income of $0.1 million in the third quarter of 2005. The $0.9 million income gain resulted primarily from a performance milestone payment in the third quarter ended September 30, 2006 related to the sale of InterMute to Trend Micro in 2005.

Other income net was $1.0 million in the first nine months of 2006, compared to $3.5 million in the first nine months of 2005. The primary reason for both the $1.0 million and $3.5 million income in the first nine months of 2006 and 2005, respectively, was due to payments we received from the sale of our interest in InterMute to Trend Micro.

Liquidity and Capital Resources

On September 30, 2006 we had working capital of $7.8 million, including $4.2 million in cash and cash equivalents. Our net loss in the first nine months of 2006 was $4.1 million. In the first nine months of 2006, operating activities used $4.4 million in cash. Uses of cash from operations included a decrease of accounts payable and accrued expenses of $1.6 million. Sources of cash from operations included a decrease of accounts receivable of $0.9 million, and a decrease of inventory of $0.8 million.

In the first nine months of 2006 net cash used in financing activities was $1.3 million, due primarily to the refinancing of the mortgage on our headquarters buildings. Our original mortgage was a 5-year balloon mortgage that was initially due and payable on January 10, 2006. The balloon payment was deferred until March 30, 2006 when a mortgage amendment was agreed and signed. On that date we paid the lender $1.2 million to reduce the then outstanding balance of $4.9 million and refinanced the remaining $3.7 million with a new mortgage. Payments on the new mortgage are based on a 15 year amortization period with initial interest at 7.75%, adjusted along with the prime rate as published in the Wall Street Journal. The rate of interest as of September 30, 2006 was 8.25%. The mortgage matures April 10, 2007 but may be extended at Zoom’s option to April 10,2008 if Zoom makes the election to extend and Zoom pays the lender an extension fee of $36,750 by March 10, 2007 and prior to and following such election Zoom is not in default under the loan. As required by the lender we deposited six months of principal and interest ($214,637 as of September 30, 2006) in a Certificate of Deposit held by the lender as a debt service reserve account. The new mortgage contains certain customary financial and non-financial covenants, including the requirement to maintain a tangible net worth of $7.0 million and an amount of cash and cash equivalents, free from any and all encumbrances, in an amount of not less than $1.0 million. We were in compliance with those covenants as of September 30, 2006. Our tangible net worth at September 30, 2006 was $7.1 million. For additional liquidity, we negotiated a Purchase and Sale Agreement for the sale of our company-owned buildings which now house our entire Boston headquarters staff. On October 30, 2006 the deposit relating to that purchase was increased to $400,000. If the sale closes, which is likely but not certain, we expect the closing to occur in December 2006. The liquidity impact of the sale would be to eliminate $3.6 million in bank debt and increase cash by approximately $4.2 million. The agreement provides for the lease-back to Zoom of a portion of the sold property at below-market lease rates. If the sale of the building is not completed, we may not meet the minimum tangible net worth requirement in the near term. If we default, the lender would have the right to demand payment in full of the loan and we would have no right to exercise our option to extend the loan. We may not have sufficient liquid assets to repay the loan if the lender makes demand. As such, we may be unable to continue as a going concern.

On March 15, 2006 our one-year revolving line of credit with Silicon Valley Bank terminated. There were no borrowings under the line for the entire one-year contract. Out discussions on a new line of credit are currently on hold, pending the outcome of the sale of our Headquarters buildings. Accordingly, we do not currently have a line of credit from which we can borrow.

In June 2005 InterMute, Inc., a software company in which we have a minority interest, was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005, we received a payment of approximately $3.5 million in exchange for our investment. We recorded a non-operating gain of $3.5 million in our third quarter of 2005 in connection with this sale. At that time we disclosed that we could receive up to $3.0 million in additional payments in 2006 if certain conditions and performance targets are met. We realized in cash an additional contingent gain of $837,750 during the quarter ended September 30, 2006, representing our portion of an earnout payment paid by the buyer as a result of the achievement of a performance milestone. On November 11, 2006 we received a second and final performance milestone payment, also of $837,750. We expect to receive in December 2006 a return of our escrow deposit of approximately $370,000. No further payments from the sale of InterMute are expected.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs, and most recently, the move of most of our manufacturing operations to a dedicated facility in Tijuana, Mexico starting on approximately September 1, 2006. In connection therewith on June 30, 2006 we notified 40 employees currently working at Zoom in Boston that they would be terminated on approximately August 31, 2006. One-time severance benefits approximating $100,000 were accrued for this termination and charged to operations as of June 30, 2006. We expect to incur approximately $300,000 of costs, including the aforementioned severance benefits, in connection with the move. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2006, and we may make further changes if the actions are deemed necessary.

We believe that our current level of working capital combined with the anticipated proceeds from the completion of the pending sale of our headquarter buildings will provide sufficient resources to fund the Company’s normal operations over the next twelve months, the relevant period for a going-concern evaluation, through September 30, 2007. However, we cannot assure that we can sell our building on favorable terms and on a timely basis, if at all. Our $3.6 million mortgage loan contains financial covenants including the requirement that we maintain a tangible net worth of at least $7.0 million. As of September 30, 2006 our tangible net worth was $7.1 million. If we continue to incur operating losses that are not otherwise offset by proceeds from the timely sale of our headquarters facility we could be in default of this covenant before the loan matures in April 2007. In such event, the lender would have the right to demand payment in full of the loan and we would have no right to exercise our option to extend the loan.

We entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this agreement ownership of all unsold products previously purchased from Zoom are scheduled to revert to us in November 2006. The new arrangement has resulted in an accounting adjustment that reduced our net sales in the quarter ended September 30, 2006 by $0.5 million and reduced cost of sales and other directly related expenses by $0.3 million, which increased the net loss for the quarter ended September 30, 2006 by $0.2 million. We estimated, as of September 30, 2006, that the cash repayment to the retailer in November for the inventory ownership transferring back to us will be approximately $0.2 million. Sales in the fourth quarter ending December 31, 2006 will also be reduced compared to a non-consignment arrangement. The recording of sales under the consignment arrangement does not take place until the retailer makes a sale to its customer. The dating of invoices, the recognition of Accounts Receivable, and the due dates for payments to Zoom are also delayed.

If the buyer of our headquarters buildings does not close on the sale through no fault of ours, we are entitled to $0.4 million of cash that has been deposited in escrow by the buyer. However, if we subsequently are not able sell our building on a timely basis our liquidity could be significantly impaired and we may not have sufficient resources to fund our normal operations over the next twelve months. Longer-term, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our ability to continue as a going concern and achieve our intended business objectives would be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" in Item 1A under Part II of this Quarterly Report on Form 10-Q below, Zoom’s Annual Report on Form 10-K for the year ended December 31, 2005 and Zoom’s other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the nine months ended September 30, 2006, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2005 except that, as described above, in March 2006 we paid our mortgage lender $1.2 million to reduce the then balance of $4.8 million, and refinanced the remaining balance of our mortgage loan with a new $3.7 million mortgage with a 15 year amortization for one year and a Maturity Date of April 10, 2007.

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

As of September 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

We recently announced that we have negotiated a Purchase and Sale Agreement for the sale of our headquarters facility. The potential purchaser has deposited $400,000 related to this purchase. While we expect the closing of the sale of our headquarters will occur in December 2006, there can be no assurance that the sale will close. If the sale of our headquarters to the currently identified purchaser does not close there can be no assurance that we would be able to locate another purchaser for the buildings on a timely basis and on terms acceptable to us. Our headquarters facility is subject to a $3.6 million mortgage. The mortgage matures April 10, 2007 but may be extended at our option to April 10, 2008 if we make the election to extend the loan and pay the lender an extension fee of $36,750 by March 10, 2007 and if prior to and following such election we are not in default under the loan. The mortgage contains financial and non-financial covenants, including the requirement to maintain a minimum tangible net worth of $7.0 million. As of September 30, 2006 our tangible net worth was $7.1 million. If we continue to incur losses that are not otherwise offset by proceeds from the timely sale of our headquarters facility, we could be in default of this covenant before the loan matures on April 10, 2007. In such event, the lender would have the right to demand payment in full of the loan and we would have no right to exercise our option to extend the loan. If we are not able to sell our building on a timely basis, our liquidity could be significantly impaired and we may not have sufficient resources to fund our normal operations over the next twelve months. Moreover, if we do sell our headquarters facility, we believe that we will be able to lease back a portion of the sold property or otherwise find suitable space for our principal headquarters on satisfactory terms. If we fail to lease back a portion of the sold property or to find suitable space for our principal headquarters, our business would be harmed.

To stay in business we may require future additional funding which we may be unable to obtain on favorable terms, if at all.

In addition to obtaining funds to refinance or repay our mortgage, over the next twelve months we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable. Our revolving credit facility expired on March 15, 2006 and we currently have no line of credit from which we can borrow. Our discussions on a new line of credit are currently on hold, pending the outcome of the sale of our Headquarters buildings. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations and we may be required to further reduce planned expenditures or forego business opportunities. These factors could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

Delays, unanticipated costs, interruptions in production or other problems in connection with the transfer of our manufacturing operations to Mexico or the continuing operation of that facility could harm our business.

In September 2006 we transferred most of our manufacturing operations from Boston, Massachusetts to Tijuana, Mexico. As a result of moving our manufacturing options to Mexico, we experienced delays and interruptions in production and may experience additional delays and interruptions as well as unanticipated costs and other problems. We incurred approximately $280,000 in costs in connection with the move of our manufacturing operations to Mexico. Delays, interruptions in production or other problems related to the move could lead to increased or unexpected costs, reduced margins, delays in product deliveries, order cancellations, and lost revenue, all of which could harm our business, results of operation, and liquidity. Our conduct of business in Mexico is subject to the additional challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks.

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for certain of our products and services is declining.

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

Although we currently sell products that include these technologies, our most successful products have historically been our dial-up modems. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete. For example, these factors have caused the market for our dial-up modems to shrink dramatically. If we are unable to increase demand for our broadband modems, we may be unable to sustain or grow our business.

Capacity constraints in our Mexican operations could reduce our sales and revenues and hurt customer relationships.

We now rely on our Mexican operations to finish and ship most of the products we sell. Since moving our manufacturing operations to our Mexican facility we have experienced and may continue to experience constraints on our manufacturing capacity as we address challenges related to operating our new facility, such as hiring and training workers, creating the facility's infrastructure, developing new supplier relationships, complying with customs and border regulations, and resolving shipping and logistical issues. Our sales and revenues may be reduced and our customer relationships may be impaired if we continue to experience constraints on our manufacturing capacity. We are working to minimize capacity constraints in a cost-effective manner, but there can be no assurance that we will be able to adequately minimize capacity constraints.

Our reliance on a business processing outsourcing partner to conduct our operations in Mexico could materially harm our business and prospects.

In connection with the move of most of our manufacturing operations to Mexico, we rely on a business processing outsourcing partner to hire, subject to our oversight, the production team for our manufacturing operation, provide the selected facility described above, and coordinate some of the start-up and ongoing manufacturing logistics relating to our operations in Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the start-up and ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively will be critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In the first nine months of 2006, our net sales to three companies constituted 34% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. For example, in the first nine months of 2006, DSL sales to our Turkish distributor, one of our top three customers, have declined significantly from $3.1 million in the first nine months in 2005 to $1.1 million in the first nine months in 2006. We attribute this decline due to a number of factors including increased competition and plans by Turkish Telecom to dramatically increase the bundling of DSL modems with their service. We cannot guarantee that we will increase our sales to our Turkish distributor.  A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

The Company entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this arrangement ownership of all unsold products previously purchased from the Company are scheduled to revert to the Company in November 2006. The new arrangement has resulted in an accounting adjustment that reduced the Company’s net sales in the quarter ended September 30, 2006 by $0.5 million and reduced cost of sales and other directly related expenses by $0.3 million, which increased the net loss for the quarter ended September 30, 2006 by $0.2 million. The Company estimated, as of September 30, 2006, that the cash repayment to the retailer in November for the inventory ownership transferring back to the Company will be approximately $0.2 million. Sales in the fourth quarter ending December 31, 2006 will also be reduced due to the start of the consignment arrangement. Under the consignment arrangement we are not able to recognize revenue from the sale of a product until the retailer actually sells such product to its customer. The consignment arrangement also results in a delay in the dating of invoices, the recognition of accounts receivable, and the due dates for payment by the retailer for goods sold. If additional significant customers adopt similar arrangements or otherwise change the terms of sale, our business, results of operation and liquidity will be harmed.

We believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, which have been challenging markets, with significant barriers to entry.

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, DSL and cable, and the VoIP market. These markets have significant barriers to entry that have adversely affected our sales to these markets. Although some cable and DSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In the first nine months of 2005, sales outside of North America were approximately 54% of our net sales. In the first nine months of 2006, sales outside North America were 42% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. The types of risks faced in connection with international operations and sales include, among others:

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

•
currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican Peso relative to the US dollar; and import, export, and tariff regulations.

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the event we fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty. We incurred a $0.1 million inventory obsolescence charge in the three months ended September 30,2006 for inventory reserves related to some slow-moving VoIP products.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase most of our dial-up and broadband modem chipsets from Conexant Systems, Agere Systems, and Ikanos Communications. Integrated circuit product areas covered by at least one of these companies include dial-up modems, DSL modems, cable modems, networking, routers, and gateways. In the past we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

New regulations to reduce the use of hazardous materials in products scheduled to be implemented in 2007 may increase our manufacturing costs and harm our business.

The Federal government has announced plans to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled to begin in 2007, may require us and other electronics companies to change or discontinue many products. We believe compliance with these new requirements will be difficult, and will typically increase our product costs by up to $.50 per unit, depending on the product. In addition, we may incur additional costs involved with the disposal of inventory or with returned products that do not meet the new requirements, which could further harm our business. In the first nine months of 2006, we incurred an additional $0.1 million in costs due to establishment of obsolescence reserves for the eventual disposal of some of our modem components as a result of recently enacted regulatory requirements in the European Union.

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

Regulation of VoIP services is developing and is therefore uncertain. Future regulation of VoIP services could increase our costs and restrict the grown of our VoIP business.

VoIP services currently have different regulations from traditional telephony in most countries including the US. The US, various states and other countries may impose surcharges, taxes or new regulations upon providers of VoIP services. The imposition of any such surcharges, taxes and regulations on VoIP services could materially increase our costs, may limit or eliminate our competitive pricing and may require us to restructure the VoIP services we currently offer. For example, regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA) or provision of the same type of 911 services as required for traditional telecommunications providers could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. In May 2005 the FCC issued an order requiring interconnected VoIP providers to deliver 911 calls to the customer’s local emergency operator as a standard feature of the service. We believe our VoIP products are capable of meeting the FCC requirements. In the event our VoIP products do not meet the FCC requirements, we may need to modify our products, which could increase our costs.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: November 13, 2006	By:	/s/ Frank B. Manning
Frank B. Manning, President

Date: November 13, 2006	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**Filed herewith