Form 10-K
period 2006-12-31
ZOOM TECHNOLOGIES INC
filed 2007-03-30
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2006 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was approximately $8,632,475.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 14, 2007 was 9,346,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2007 annual meeting of shareholders to be filed with the SEC in April 2007 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	the sufficiency of our capital resources;

•	market acceptance of our products and services;

•	the anticipated development, timing and success of new product and service introductions;

•	the anticipated development and expansion of our existing technologies, markets and sales channels;

•	the decline of the dial-up modem market;

•	investment in resources for product design in foreign markets;

•	the development of new competitive technologies, products and services;

•	approvals, certifications and clearances for our products and services;

•	production schedules for our products;

•	business strategies;

•	the availability of debt and equity financing;

•	general economic conditions;

•	trends relating to our results of operations; and

•	our ability to service our debt obligations.

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

Dial-up modems were Zoom®'s highest revenue category for many years. Generally our sales of dial-up modems have been declining and other product categories have become increasingly important.

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

We are currently shipping VoIP products which enable broadband users to make phone calls through the Internet, potentially lowering the cost of the call and providing other benefits such as the ability to manage and track calls using a Web browser. 2005 volume shipments included a multi-function DSL gateway with VoIP, and we also ship a router with VoIP for use with either a DSL modem or cable modem. In February 2006 we began shipping the first products in a line of analog telephone adapters (ATAs), which connect to a router and one or more phones, and provide VoIP capabilities to the connected phones. Some of our VoIP products are targeted for sale to service providers, and some others are targeted for sale through our sales channels to end-users. Some of the products aimed at end-users include Zoom’s Web-based Chooser, which allows an end-user to easily select a VoIP service and configure the Zoom hardware for that service. Some of Zoom’s first VoIP products do not allow use of a Chooser, and these products benefit from Zoom's Global Village™ VoIP service. Global Village's VoIP service enables an end-user to make free VoIP phone calls to end-users of several VoIP service providers, including Global Village, and also allows a user to pay to call almost any phone in the world. Zoom also has a private-label VoIP service called VoIP ASAP, which enables a service provider to offer VoIP service using that service provider’s name and logo.

Zoom’s product line includes wireless products, including wireless-G network products and Bluetooth® products. Generally Zoom’s revenues for wireless products have been growing.

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

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems can also link computers, point-of-purchase terminals, or other modem-equipped devices to each other through the traditional network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our wireless-G network products typically communicate with a broadband modem for access to the Internet. Some of our Bluetooth wireless products, such as our Bluetooth modem, are designed for Internet access. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external, and PCMCIA models. PC-oriented internal modems are designed primarily for installation in the PCI slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in non-PC equipment such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. Our PCMCIA modems are designed for use with notebook and sub-notebook computers equipped with standard PCMCIA slots. When sold as packaged retail products, our dial-up modems are typically shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps ("56K") when communicating with compatible central sites connected to digital lines such as T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Our 56K modems typically support the V.90 standard as well as lower-speed standards, and many of our 56K modems also support the newer V.92 standard.

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

In 2004, 2005,and 2006 our dial-up modems and related products accounted for approximately 52%, 40%, and 48% of our net sales, respectively.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced new USB and PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004 Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. In March 2005 Zoom introduced a DSL modem with wireless networking using the 802.11b and 802.11g standards, a 4-port switching hub, router, and firewall. In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation. In January 2007 Zoom began shipping QOS Quality-of-Service capability with some of its DSL modems, to provide a “fast lane” for bandwidth-sensitive applications such as VoIP, gaming, and video. During 2007 Zoom expects to add QOS to more of its DSL products, to add other features including TR-69 to some of its DSL products, and to continue Zoom’s efforts toward lowering the cost of goods for its DSL products.

The maximum speed for the ADSL standard is 8 megabits per second for short phone lines, with lower speeds for longer phone lines. In 2005 Zoom began shipping some models with hardware that supports the ADSL 2 and 2+ standards. These modems work with central site equipment incorporating the ADSL standard, and typically offer enhanced functionality for central site equipment incorporating the ADSL 2 and ADSL 2+ standards. This enhanced functionality includes speeds up to 24 megabits per second for short phone lines, generally higher speeds for most phone line lengths, the ability to transmit at high speeds for longer phone lines (extended "reach"), and other features including lower overall power consumption and better diagnostics. Zoom now ships ADSL products with ADSL 2/2+ for Ethernet, Ethernet/USB, 4-port switch, and wireless models.

In 2004, 2005, and 2006 our DSL modems and related products accounted for approximately 38%, 53%, and 44% of our net sales.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. In 2006 we introduced our iHiFiTM line of Bluetooth products for transmission of music and other audio from one device to another - for instance, from an iPod or other sound source to a stereo or powered speakers. In 2007 we plan to introduce a number of new iHiFi products, including Bluetooth headphones and a transmitter that works for any iPod that has an iPod docking station.

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

In 2006 we continued to sell cable modems to cable service providers and original equipment manufacturers, both inside and outside the US, and to computer retailers in the US. Sales through the retail channel have been handicapped by a number of factors, including the fact that most cable service providers offer cable modems with their service and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider. However, Zoom has been expanding the number of U.S. retail outlets carrying Zoom’s cable modems, and we should be positioned for increased cable modem sales in 2007.

Voice over Internet Protocol

In 2004 we introduced a line of products that support VoIP or "Voice over Internet Protocol". Our first VoIP products used the standards-based Session Initiation Protocol, or SIP protocol, and are thus compatible with a wide range of other SIP-compatible VoIP products and services. SIP allows devices to establish and manage voice calls on the Internet. Zoom’s VoIP product line includes the X5v, the V3, and a line of Analog Telephone Adapters. The X5v includes a DSL modem, a router, a firewall, a 4-port switching hub, Zoom’s TelePort, and other features. The V3 has the same features as the X5v, except instead of having a built-in DSL modem, the V3 has an Ethernet port for connecting to the Ethernet port of an external DSL modem or cable modem. Zoom’s Analog Telephone Adapters connect to a router’s Ethernet port and to one or more telephones to provide those phones with VoIP capabilities. Some of Zoom’s Analog Telephone Adapters include TelePort.

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

Some of our Analog Telephone Adapters (ATAs) for end-users include a Web-based Chooser that allows the end-user to shop for a suitable VoIP service, select it, and then automatically configure the ATA for that service. This is consistent with Zoom’s goal of providing freedom of choice to its VoIP customers.

Zoom devoted significant resources to the VoIP product area in 2004 through 2006, and we continue to devote considerable resources to VoIP hardware, firmware, and test, and to Zoom's Global Village phone service.

In 2007 Zoom expects to improve and extend its VoIP product line by improving the performance of its existing SIP products, introducing new multiple-phone-port SIP products, and introducing its first SkypeTM products. While SIP has been the most successful approach to VoIP for enterprise use and for VoIP offerings by telephone companies, Skype has been most successful for end-users using personal computers. We believe that Skype has tens of millions of active users worldwide. In 2007 we expect to introduce at least two Skype products. One is an adapter that plugs into the USB port of a PC and allows the use of a normal corded or cordless phone, and one is a wireless PC headset that lets a user switch easily between phone calls and music.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability and introduced other Wireless-G products, including USB and PC Card clients, a wireless access point, and a wireless gaming adapter. In late 2006 Zoom introduced a Wireless-G router and a Wireless-G PCI client. Zoom is considering extensions of its wireless local area network product line, and is also considering other local area network products including powerline networking products.

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

Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America markets can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including many European Union and South American countries, Canada, Mexico, Poland, Saudi Arabia, Switzerland, Turkey, the USA, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.

ROHS Restriction on Hazardous Substances

The European Union’s Directive 2002/95/EC, Restriction on Use of Hazardous Substances (RoHS), has strict rules regarding products put on the European market after July 1, 2006. Those products have defined limits on their content of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. Most electronics manufacturers including Zoom consequently needed to change their manufacturing processes and component choices to conform to RoHS. Zoom has completed the work required to affect this change for products where it is practical to make this change, including almost all of Zoom’s high-volume products.

CEC Appliance Efficiency Regulations

The California Energy Commission (CEC) has rules that will affect many of our products manufactured on or after July 1, 2007. These rules apply to our products with power cubes, which typically plug into an AC outlet and provide low-voltage AC or DC to a modem or other device. CEC rules will require that the power cubes used in our products be highly efficient, so that most of the input energy is used by our device and not dissipated as heat. This typically requires a power cube that costs about $1.50 more per unit than the power cubes we currently use, resulting in a smaller, lower-weight power cube that will reduce the customer’s energy usage for the power cube. Because California is the largest state in the US and because many of our customers have sales outlets in California, we are planning to meet the CEC rules for all our significant US products. This may negatively impact our gross profit per unit, and may reduce our shipping costs for some customers.

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

During 2006 one customer, Dixon’s Store Group, accounted for 10% or more of our total net sales. Two customers each accounted for 9% of total net sales. Together these three customers accounted for 30% of our total net sales.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to independent distributors and retailers. Our European high-volume retailers include Dixons Store Group, a major customer, and many others. Our revenues from sales outside North America were $17.4 million in 2004, $14.0 million in 2005, and $8.0 million in 2006. Approximately 47%, 37%, and 46% of our net sales outside North America in 2004, 2005, and 2006, respectively, were to customers in the United Kingdom. Sales to Turkey accounted for 28%, 40%, and 17% of our net sales outside North America in 2004, 2005, and 2006, respectively. We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future. Areas of focus include Western Europe, Eastern Europe, the Middle East, and Latin America.

North American High-volume Retailers and Distributors

In North America we reach the modem retail market primarily through high-volume retailers. Our North American retailers include Staples, a major customer, and many others. Our revenues from sales in North America were $14.0 million in 2004, $11.6 million in 2005, and $10.3 million in 2006. Although we offer a number of our products, including DSL modems and cable modems, through high-volume retailers in North America, most of our sales in North America to high-volume retailers have historically been sales of our dial-up modems. However, our broadband modems have been increasing their share of our sales through high-volume retailers, and in early 2007 we began supplying a cable modem and a DSL modem to Best Buy.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers and other customers. Our North American distributors include our major customers Ingram Micro and Tech Data, and several others.

Internet and Telephone Service Providers

A rapidly growing portion of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue to devote significant efforts toward selling and supporting these customers. In addition, we will continue to offer some of our VoIP products and services to telephone service providers.

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

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters and from our technical support office in Boca Raton, Florida. We also maintain a sales, support, and logistics office in the United Kingdom for the UK and a number of other European countries.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, Web advertising, trade shows, and public relations.

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

Research and Development

Our research and development efforts are focused on developing new communications network access products and VoIP services, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our OEM customers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2006 we had 14 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 2004, 2005, and 2006 we expended $2.9 million, $2.7 million, and $2.2 million respectively on research and development activities.

Manufacturing and Suppliers

Our products are currently designed for high-volume automated assembly to help assure reduced costs, rapid market entry, short lead times, and reliability. High-volume assembly typically occurs in China, Taiwan, or Korea. Our contract manufacturers and original design manufacturers typically obtain some or all of the material required to assemble the products based upon a Zoom Technologies Approved Vendor List and Parts List. Our manufacturers typically insert parts onto the printed circuit board, with most parts automatically inserted by machine, solder the circuit board, and in-circuit test the completed assemblies. Functional test and packaging are sometimes performed by the contract manufacturer. For the United States and many other markets, functional test and packaging are more commonly performed at our manufacturing facilities in North America, allowing us to tailor the packaging and its contents for our customers immediately before shipping. We also perform circuit design, circuit board layout, and strategic component sourcing at our North American facility. Wherever the product is built, our quality systems are used to help assure that the product meets our specifications.

In late 2006 we moved our North American manufacturing facility from Boston, Massachusetts to Tijuana, Mexico. This was a highly challenging move, since it dramatically changed our personnel, facilities, infrastructure, and logistics. The reason we made the move was to reduce our personnel cost, facilities cost, and the costs associated with shipping from Asia to North America. This move caused production delays during the latter part of 2006, and these delays forced us to incur high costs for air freight. While we continue to experience challenges associated with the Tijuana facility, it is running fairly smoothly now and we are cautiously optimistic that this facility will lower our future cost of goods.

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

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently buy dial-up modem chipsets exclusively from two high-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. and Agere Systems Inc. We also buy the majority of our DSL and cable modem chipsets from Conexant. We also purchase DSL chipsets from Ikanos, a company that purchased the DSL business of Analog Devices. We believe Conexant, Agere, and Ikanos have significant resources for semiconductor design and production, analog and digital signal processing, communications firmware development, and application sales and support. Integrated circuit product areas covered by these companies together include dial-up modems, DSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways. Some of our chipset suppliers have provided us certain concessions and incentives, such as reduced prices or free chipsets, if we purchased or agreed to purchase a certain dollar amount of products from these suppliers.

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

We are also subject to the RoHS and CEC rules discussed above, which affect component sourcing, product manufacturing, sales, and marketing.

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

Some of our primary competitors by product group include the following:

•
DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, Cisco Systems (Linksys division), D-Link, Netgear, Netopia, Sagem, Siemens (formerly Efficient Networks), Thomson, US Robotics, Westell, Xavi, and ZyXEL Communications.

•	Dial-up modem competitors: Best Data, Creative Labs, Lite-On, Sitecom, and US Robotics.

•
Cable modem competitors: Arris Systems, Cisco Systems (Linksys and Scientific Atlanta divisions), D-Link, Hon Hai Network Systems (formerly Ambit Microsystems), Motorola, Netgear, SMC Networks, Terrayon, and Thomson

•	VoIP hardware competitors: Cisco Systems (Linksys division), Digium, D-Link, Draytek, Grandstream, Mediatrix, Snom, Zyxel, and 8x8.

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

We believe we are able to provide a competitive mix of the above factors for dial-up modems, particularly when they are sold through retailers, computer product distributors, and small to medium sized Internet service providers and system integrators. We are less successful in selling directly to large telephone companies and other large providers of broadband access services.

DSL and cable modems transmit data at significantly faster speeds than dial-up modems, which still account for a significant portion of our revenues. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to large cable service providers. We believe a small fraction of new US cable modem placements in 2006 were sold at retail, and an even lower percentage were sold through retailers in most other countries. DSL had even less success at retail in the U.S. Some European countries, however, sell significant volumes of DSL modems through retailers. In the U.K., for instance, this has resulted in Zoom placing DSL modem models into retailer Dixons Store Group.

Successfully penetrating the broadband modem market presents a number of challenges, including:

•	The current limited retail market for broadband modems;

•	The relatively small number of cable, telecommunications and Internet service providers that make up the majority of the market for broadband modems;

•	The significant bargaining power of these large volume purchasers;

•	The time-consuming, expensive and uncertain approval processes of the various cable and DSL service providers; and

•	The strong relationships with service providers enjoyed by some incumbent equipment providers, including Motorola and Cisco Systems for cable modems.

The use of the Internet to provide voice communications services is a relatively recent market development. A substantial number of companies have emerged to provide VoIP products and services, and many of these companies have more extensive financial, engineering, product development, and marketing resources than we do. The principal competitive factors in the VoIP market include: price, brand recognition, service and support, features, distribution, and reliability. Competitors for our current VoIP hardware products are listed above. Competitors for our Skype VoIP products will include a large number of companies worldwide, including Actiontec, Cisco Systems (Linksys division), D-Link, Motorola, Sennheiser, TeleVoIP, and U.S. Robotics.

Competitors for our VoIP service include AT&T, iConnectHere, Net2Phone, Voicepulse, Vonage and 8x8, as well as incumbent telephone carriers and other providers of traditional telephone service. Many of our competitors have greater name recognition and resources than we have and may be better positioned to more aggressively develop, promote and sell their products, including by offering more attractive pricing policies and bundled service arrangements. In addition, if telecommunications rates continue to decrease, any competitive pricing advantage of our services may be diminished or eliminated. We cannot assure that we will be able to compete effectively.

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

United States and foreign regulations regarding the manufacture and sale of electronics devices are subject to change. On July 1, 2006 changes were implemented by the European Union to reduce the use of hazardous materials, such as lead, in electronic equipment. As discussed above, the implementation of these requirements caused Zoom and other electronics companies to change or discontinue many of its European products. As discussed above, the California Energy Commission’s Appliance Efficiency Regulations will affect the power cube supplied with some of Zoom’s US products.

In addition to reliability, quality and content standards, the market acceptance of our products and services is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our products and services, particularly our VoIP products and services, rely heavily on a variety of communication, network and voice compression standards to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular VoIP application, and about the definition of the standards themselves. There is significant and growing consensus to use SIP for VoIP telephony, but there are important exceptions. One exception is Skype, which uses a proprietary protocol. Another exception is Packet Cable, which is popular with cable service providers. Another complication is that some VoIP services continue to evolve. The failure of our products and services to comply with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony or other new products and services, expose us to fines or other imposed penalties, or adversely affect the perception and adoption rates of our products and services, any of which could harm our business.

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

Our ability to provide VoIP communications services on the terms we currently provide arise in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because these services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. The FCC and several states are examining this issue. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of the same type of 911 services as required for traditional telecommunications providers could also place a significant financial burden on us depending on the technical changes required to accommodate the requirements. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs, require us to modify our service, delay our products, or impair our ability to offer competitive pricing.

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

Backlog

Our backlog as of March 7, 2007 was $0.7 million, and on March 8, 2006 was $0.7 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

As of December 31, 2006 we had 69 full-time employees compared to 127 as of December 31, 2005. Of the decline of 58 employees, 47 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The manufacturing personnel in Mexico are employees of a third-party maquilidora and are not included in our 2006 headcount. Of the 2006 total, 14 were engaged in research and development, 19 were involved in purchasing, assembly, packaging, shipping and quality control, 24 were engaged in sales, marketing and technical support, and the remaining 12 performed accounting, administrative, management information systems, and executive functions. None of our employees is represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom

Frank B. Manning	58	Chief Executive Officer, President and Chairman of the Board
Peter R. Kramer	55	Executive Vice President and Director
Robert A. Crist	63	Vice President of Finance and Chief Financial Officer
Terry J. Manning	55	Vice President of Sales and Marketing
Dean N. Panagopoulos	49	Vice President of Network Products
Deena Randall	53	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt on our balance sheet ended December 31, 2006.

In August 1996 we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001 we exercised our option to extend this lease for an additional five years. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter. In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our manufacturing and warehousing operations.

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

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$1.75	$1.28
Second Quarter	$1.51	$1.05
Third Quarter	$1.14	$0.91
Fourth Quarter	$2.80	$1.00

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$3.55	$2.67
Second Quarter	$3.00	$2.07
Third Quarter	$3.08	$1.98
Fourth Quarter	$2.10	$1.40

As of March 14, 2007, there were 9,346,966 shares of our common stock outstanding and 314 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2006.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2006 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

Performance Graph

The following graph compares the annual change in Zoom’s cumulative stockholder return for the five (5) year period from December 31, 2001 through December 31, 2006 based on the market price of Zoom’s common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Composite Index for that period.

The Performance Graph assumes the investment of $100 on December 31, 2001 in Zoom’s Common Stock, the Standard & Poor’s 500 Stock Index, and the Standard & Poor’s Information Technology Composite Index, and the reinvestment of any and all dividends

ITEM 6 - SELECTED FINANCIAL DATA

The following data has been derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands except per share amounts)
Statement of Operations Data:
Net sales	$37,274	$33,335	$31,412	$25,551	$18,322
Cost of goods sold	27,937	23,120	23,346	20,885	15,720
Gross profit	9,337	10,215	8,066	4,666	2,602
Operating expense:
Selling	5,848	5,271	4,800	4,059	3,631
General and administrative	3,405	3,118	3,620	3,553	2,847
Research and development	3,527	2,767	2,927	2,699	2,158
	12,780	11,156	11,347	10,311	8,636
Operating profit (loss) before gain on sale of real estate	(3,443)	(941)	(3,281)	(5,645)	(6,034)
Gain on sale of real estate	-	-	-	-	4,752
Operating profit (loss)	(3,443)	(941)	(3,281)	(5,645)	(1,282)
Other income (expense):
Gain on sale of investment in InterMute, Inc.	-	-	-	3,496	2,105
Other, net	67	273	209	41	153
Total other income (expense)	67	273	209	3,537	2,258
Income (loss) before income taxes	(3,376)	(668)	(3,072)	(2,108)	977
Income tax expense (benefit)	2,015	-	-	9	(53)
Income (loss) before extraordinary item	(5,391)	(668)	(3,072)	(2,117)	1,030
Extraordinary gain on elimination of Negative goodwill	255	-	-	-	-
Net income (loss)	($ 5,136)	($ 668)	($ 3,072)	($ 2,117)	$1,030
Earnings (loss) per common and common equivalent share:
Loss before extraordinary item:
Basic and diluted	($ 0.68)	($ 0.08)	($ 0.36)	($ 0.23)	$0.11
Extraordinary gain on elimination of negative goodwill	0.03	-	-	-	-
Net income (loss):
Basic	($ 0.65)	($ 0.08)	($ 0.36)	($ 0.23)	$0.11
Diluted	($ 0.65)	($ 0.08)	($ 0.36)	($ 0.23)	$0.11
Weighted average common and Common equivalent shares:
Basic	7,861	7,883	8,590	9,206	9,347
Diluted	7,861	7,883	8,590	9,206	9,349

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Working capital	$15,341	$15,647	$14,837	$8,267	$12,430
Total assets	22,633	21,974	21,052	19,687	16,249
Long-term obligations excluding current portion	5,342	5,096	4,872	-	-
Total stockholders' equity	$13,485	$13,470	$12,668	$10,868	$12,322

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have implemented that plan. Our lease for our Summer Street facility expired in August 2006, and we completely vacated the facility on September 30, 2006.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom has owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that after-market sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly during the decade. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, both DSL modems and cable modems.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 127 on December 31, 2005 to 69 on December 31, 2006. Of the decline of 58 employees, 47 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The manufacturing personnel in Mexico are not included in our 2006 headcount. Of the 69 employees on December 31, 2006, 14 were engaged in research and development, 19 were involved in purchasing, assembly, packaging, shipping and quality control, 24 were engaged in sales, marketing and technical support, and the remaining 12 performed accounting, administrative, management information systems, and executive functions.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that retailers are currently a more significant channel for our dial-up modems than for our broadband modems, that a higher percentage of our DSL sales come from low-margin countries, and that there is stronger competition in the broadband market than in the dial-up market.

In 2006 our net sales were down 28.3% compared to 2005. The main reason for the sales decrease was the decline in DSL modem and dial-up modem sales. Until the second quarter of 2006 we had generally experienced growth in our DSL modem sales. Zoom has had a relatively high share of the small but growing DSL market in Turkey, but these sales have been declining. We attribute this decline to a number of factors including increased competition and actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. We are seeing growth in some areas, including DSL sales to U.S. Internet Service Providers, and we are continuing our efforts to expand our DSL customer base and product line. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Since 1999 we had a minority interest in a privately held software company, InterMute, Inc. In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005 we received a payment of approximately $3.5 million which we recorded as a non-operating gain in our second quarter of 2005. We realized in cash an additional contingent gain of $869,750 during the quarter ended September 30, 2006, representing our portion of an earnout payment paid by the buyer as a result of the achievement of a performance milestone. On November 11, 2006 we received a second and final performance milestone payment, also of $869,750. In December 2006 we received a return of our escrow deposit of approximately $365,933. There will be no further payments from the sale of InterMute. Total net proceeds from the sale of our minority interest in InterMute were $5.6 million, received over 2005 and 2006.

Our cash and cash equivalents balance at December 31, 2006 was $7.8 million, down from $9.1 million at December 31, 2005. This reduction was due primarily to our operating loss for the year, an increase in accounts receivable and a decrease in accounts payable, partially offset by net proceeds from the sale of our headquarters building, the receipt of proceeds from the sale of the Company's investment in InterMute, and the reduction of inventory.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 8.9% and 6.9%, respectively, for 2006 and 2005. The 2006 figure does not include the impact of the start of the consignment arrangement in 2006 at a major retailer customer.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.1 million in 2004, $0.2 million in 2005, and $0.1 million in 2006.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.3 million in 2004, $1.1 million in 2005, and $0.8 million in 2006.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $1.4 million in 2004, $0.8 million in 2005, and $0.7 million in 2006.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.1 million for 2006.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Allowances for obsolete inventory are established by management based on usability reviews performed each quarter. Our allowances against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. In 2006 we recorded an additional $0.6 million charge for inventory reserves related to obsolete and slow-moving products.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our consolidated financial statements we estimate our income tax expense and deferred income tax position. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are relected in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

On December 31, 2006 the Company had federal net operating loss carryforwards of approximately $32,570,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2026. The Company had state net operating loss carryforwards of approximately $13,363,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2007 to 2011.

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

In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005 the Company received a payment of approximately $3.5 million which was recorded as a non-operating gain in the Company’s second quarter of 2005. The Company realized in cash an additional contingent gain of $0.9 million during the quarter ended September 30, 2006, representing its portion of an earnout payment paid by the buyer as a result of the achievement of a performance milestone. On November 11, 2006 the Company received a second and final performance milestone payment, also of $0.9 million. In December 2006 the Company received a return of its escrow deposit of approximately $0.4 million. All of the payments were recorded as non-operating gains, a total of approximately $2.1 million in 2006. There will be no further payments from the sale of InterMute. Total net proceeds from the sale of our minority interest in InterMute were $5.6 million, received over 2005 and 2006.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.3	81.7	85.8
Gross profit	25.7	18.3	14.2
Operating expense:
Selling	15.3	15.9	19.8
General and administration	11.5	13.9	15.5
Research and development	9.3	10.6	11.8
	36.1	40.4	47.1
Operating profit (loss) before sale of real estate	(10.4)	(22.1)	(32.9)
Gain on sale of real estate	-	-	25.9
Operating profit (loss)	(10.4)	(22.1)	(7.0)
Other income (expense):
Gain on sale of investment in InterMute, Inc.	-	13.7	11.5
Other, net	0.6	0.1	0.8
Total other income (expense)	0.6	13.8	12.3
Loss before income taxes	(9.8)	(8.3)	5.3
Income tax expense (benefit)	-	-	(0.3)

Net income (loss)	(9.8%)	(8.3%)	5.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ended December 31, 2006 with the year ended December 31, 2005.

Net Sales. Our total net sales declined year-over-year by $7.2 million or 28.3%, including a $1.2 million sales reduction resulting from our new consignment arrangement with a significant retailer customer. In 2006 we primarily generated our sales by selling dial-up and broadband modems via distributors, retailers, and Internet Service Providers. The dial-up modem market has continued to decline, and Zoom sales of dial-up modems declined $1.5 million due primarily to the new consignment arrangement as well as the decline of the dial-up modem market. Our DSL broadband modem category declined $5.5 million primarily as a result of: (i) a $4.2 million decrease of DSL sales to our Turkish distributor due to actions by Turkish Telecom which dramatically increased their bundling of DSL modems with their service offerings, (ii) the business failure in June 2005 of a major U.K. customer, Granville Technologies, Ltd., and (iii) reduced DSL sales to our distributor in Vietnam. Net sales in our other product sales categories, which included cable modems, cameras, ISDN modems, telephone dialers, and wireless networking equipment, declined 15.6% to $1.5 million in 2006 from $1.8 million in 2005. The following table illustrates this change in net sales.

	Year 2005 Sales $000	Year 2006 Sales $000	Change $000	Change %
Dial-up	$10,332	$8,851	($ 1,481)	(14.3%)
DSL	13,453	7,981	(5,472)	(40.7%)
Other Products	1,766	1,490	(276)	(15.6%)
Total Net Sales	$25,551	$18,322	($7,229)	(28.3%)

As shown in the table below our net sales in North America declined $1.3 million or 11.2%, to $10.3 million in 2006 from $11.6 million in 2005, primarily the result of the $1.2 million sales reduction from our new consignment arrangement with a significant North American retailer customer. Our net sales in Turkey were $1.3 million in 2006 compared to $5.6 million in 2005, a 75.8% decrease. The dramatic decline of our sales in Turkey resulted from decreased DSL sales to our Turkish distributor due to actions by Turkish Telecom which dramatically increased their bundling of DSL modems with their service offerings. This action significantly reduced the retail market for DSL modems in Turkey. Our net sales in the UK were $3.7 million in 2006 compared to $5.2 million in 2005, a 28.5% decline. The sales decline in North America and the UK primarily reflect our declining sales of dial-up modems. In addition, our UK sales were also reduced by the decision in the third quarter of 2005 of a large U.K retailer to discontinue carrying most of our DSL product line. Our net sales in all other countries were $3.0 million in 2006 compared to $3.2 million in 2005, a 6.3% decline. The sales decline in all other countries was primarily due to declining sales of dial-up modems and DSL modems.

	Year 2005 Sales $000	Year 2006 Sales $000	Change $000	Change %

North America	$11,575	$10,279	($1,296)	(11.2%)
Turkey	5,608	1,359	(4,249)	(75.8%)
UK	5,202	3,717	(1,485)	(28.5%)
All Other	3,166	2,967	(199)	(6.3%)
Total Net Sales	$25,551	$18,322	($7,229)	(28.3%)

In 2006 our only customer accounting for 10% or more of our total net sales was a large retailer in the United Kingdom. An electronics distributor and a large office retailer in the United States each accounted for 9% of total net sales. Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $2.6 million in 2006 compared to $4.7 million in 2005. Our gross margin percentage of net sales decreased to 14.2% in 2006 from 18.3% in 2005. The primary reason for this decline was lower total sales and the negative effect of fixed manufacturing costs spread over lower total sales.  Both our fixed and variable manufacturing costs were lower in the second half of 2006 compared to the first half of 2006 as a result of the third quarter move of production to Mexico. This cost reduction served to partially offset the negative gross margin impact from the large sales decline.

Operating Expense. Total operating expense excluding the gain on sale of real estate decreased by $1.7 million to $8.6 million in 2006 from $10.3 million in 2005. Note that total operating expense in 2006 included $0.3 million of expense for stock options under FAS 123(R) compared to no expense for stock options in 2005 under APB 25. Total operating expense excluding the gain on sale of real estate as a percentage of net sales increased to 47.1% in 2006 from 40.4% in 2005. The table below illustrates the change in operating expense.

Operating Expense	Year 2005 Sales $000	% Net Sales	Year 2006 Sales $000	% Net Sales	Change $000	% Change

Selling Expense	$4,059	15.9%	$3,631	19.8%	($428)	(10.5%)
General and Administrative Expense	3,553	13.9%	2,847	15.5%	(706)	(19.8%)
Research and Development Expense	2,699	10.6%	2,158	11.8%	(541)	(20.0%)
Total Operating Expense excluding the gain on sale of real estate	$10,311	40.4%	$8,636	47.1%	($1,675)	(16.2%)

Selling Expense. Selling expense decreased to $3.6 million in 2006 from $4.1 million in 2005. Selling expense as a percentage of net sales was 19.8% in 2006 and 15.9% in 2005. The $0.4 million decrease in selling expense was primarily due to reductions in personnel costs due to reduced employee headcount ($0.3 million), lower commission expense due to lower sales ($0.1 million), lower sales promotion and travel expense ($0.1 million), and reduced facility expense ($0.1 million), partially offset by higher customer delivery costs ($0.1 million), advertising ($0.1 million) and stock option expense.

General and Administrative Expense. General and administrative expense was $2.8 million in 2006 and $3.6 million in 2005. General and administrative expense as a percentage of net sales was 15.5% in 2006 and 13.9% in 2005. In 2006 compared to 2005, general and administrative expense decreased primarily due to a decline in bad debt expense ($0.7 million) and reductions in personnel costs ($0.2 million), partially offset by the increase in stock option expense ($0.1 million). In 2005, general and administrative expense included $0.7 million in bad debt expense, primarily for the business failure of a major U.K. customer, Granville Technologies, Ltd.

Research and Development Expense. Research and development expense decreased to $2.2 million in 2006 from $2.7 million in 2005. Research and development expense as a percentage of net sales increased to 11.8% in 2006 from 10.6% in 2005. The $0.5 million decrease in research and development expense was primarily due to reduced personnel costs ($0.4 million), consulting costs ($0.1 million), equipment depreciation ($0.1 million), and facilities expense and outside services, partially offset by the increase in stock option expense ($0.1 million).

Gain on Sale of Real Estate. In 2006 we recognized a gain in operations on the sale of real estate of $4.8 million. The gain as a percentage of net sales was 32.9% in 2006. In December 2006, we sold the real estate housing our corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement is for two years. A gain of $5.5 million was realized on the sale. However, a portion of the gain ($0.7 million) has been deferred and will be recognized in operations over the term of the lease ($0.37 million in 2007 and $0.36 million in 2008). The gain deferred is the estimated present value of the minimum lease payments under the leaseback arrangement.

Other Income (Expense). Other income, net decreased to $2.3 million in 2006 from $3.5 million in 2005. The $3.5 million other income in 2005 and $2.1 million of the $2.3 million other income in 2006 were payments received from Trend Micro, Inc. to Zoom in exchange for our investment in an affiliate, InterMute. The income was spread over two years due to the earn-out provision in the 2005 agreement. There will be no further payments from the sale of InterMute.

Income Tax Expense (Benefit). We recorded a favorable $0.05 million net income tax benefit in 2006 resulting from changes in prior years’ estimates. The net deferred income tax asset balance at December 31, 2006 was zero. This accounting treatment is described in further detail under the caption "Critical Accounting Policies and Estimates" above and in note 10 to the consolidated financial statements.

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

	Year 2004 Sales $000	Year 2005 Sales $000	Change $000	Change %

Dial-up	$16,456	$10,332	$(6,124)	(37.2%)
DSL	11,777	13,453	1,676	14.2%
Other Products	3,179	1,766	(1,413)	(44.4%)
Total Net Sales	$31,412	$25,551	$(5,861)	(18.7%)

As shown in the table below our net sales in North America declined $2.5 million, or 17.5%, to $11.6 million in 2005 from $14.0 million in 2004. Our net sales in Turkey were $5.6 million in 2005 compared to $4.9 million in 2004, a 13.9% increase. The growth of our sales in Turkey primarily reflect increased sales of DSL modems to our Turkish Distributor.  Our net sales in the UK were $5.2 million in 2005 compared to $8.2 million in 2004, a 36.3% decline. The sales decline in North America and the UK primarily reflect our declining sales of dial-up modems. In addition, our UK sales were also significantly reduced by the result of the business failure of Granville Technologies, Ltd., a major customer. Our net sales in all other countries were $3.2 million in 2005 compared to $4.3 million in 2004, a 26.4% decline. The sales decline in all other countries was primarily in dial-up modems.

	Year 2004 Sales $000	Year 2005 Sales $000	Change $000	Change %

North America	$14,027	$11,575	$(2,452)	(17.5%)
Turkey	4,922	5,608	686	13.9%
UK	8,164	5,202	(2,962)	(36.3%)
All Other	4,299	3,166	(1,133)	(26.4%)
Total Net Sales	$31,412	$25,551	$(5,861)	(18.7%)

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

Operating Expense	Year 2004 Sales $000	% Net Sales	Year 2005 Sales $000	% Net Sales	Change $000	% Change

Selling Expense	$4,800	15.3%	$4,059	15.9%	$(741)	(15.4%)
General and Administrative Expense	3,620	11.5%	3,553	13.9%	(67)	(1.9%)
Research and Development Expense	2,927	9.3%	2,699	10.6%	(228)	(7.8%)
Total Operating Expense	$11,347	36.1%	$10,311	40.4%	$(1,036)	(9.1%)

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

Liquidity and Capital Resources

On December 31, 2006 we had working capital of $12.4 million including $7.8 million in cash and cash equivalents. On December 31, 2005 we had working capital of $8.3 million including $9.1 million in cash and cash equivalents. Our current ratio at December 31, 2006 was 4.5 compared to 1.9 at December 31, 2005. This significant improvement was primarily the result of the sale of our headquarters real estate and the payment of our related mortgage debt.

In 2006 operating activities used $6.2 million in cash. Our net income in 2006 was $1.0 million which was comprised of an operating loss of $6.0 million before the sale of our headquarters building, a gain of $4.8 million from the building sale, and a non-operating gain from investing and financing activities of $2.3 million. Sources of cash from operations included a decrease in inventory of $0.6 million and non-cash depreciation and amortization expense of $0.1 million. Uses of cash from operations included an increase in accounts receivable of $0.6 million and a decrease of accounts payable and accrued expenses of $0.7 million.

In 2006 our net cash provided by investing activities was $9.8 million, which included the proceeds from the sale of our headquarters building of $7.7 million and $2.1 million of final payments received from our sale of an affiliate, InterMute, to Trend Micro, Inc., a U. S. subsidiary of Trend Micro Japan. This was partially offset by our $0.04 million investment in property, plant and equipment.

In 2006 cash was used by financing activities of $4.6 million, comprised of $4.9 million for the 2006 principal payments including the full repayment of the mortgage on our headquarters building less $0.3 million proceeds from the exercise of employee stock options.

On March 16, 2005 we entered into a one year Loan and Security Agreement with Silicon Valley Bank that provided for a revolving line of credit of up to $2 million. The revolving line of credit could be used to (i) borrow under revolving loans for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services The revolving line of credit terminated as scheduled on March 15, 2006. There were no borrowings under the line for the entire one year contract. As a result of improved liquidity from the sale of our building and our efforts to minimize expenses, we are not currently pursuing a renewal of the credit line.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 127 at December 31, 2005 and 69 at December 31, 2006. Forty-seven of this total reduction of 58 resulted from the closing of our Boston manufacturing facilty in August 2006. Our production activity was outsourced to a lower-cost factory in Tijuana, Mexico. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months, through at least December 31, 2007. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations (1)	$4,618,939	$4,618,939
Operating Lease Obligations (2)	$1,130,681	$669,820	$460,861
Total	$5,749,620	$5,288,759	$460,861

(1)	Represents obligations primarily with subcontractors and suppliers of inventory, all in the ordinary course of business.

(2)
Represents minimum lease payments, excluding executory costs to be made under leases for our headquarters offices in Boston, MA, our office facility in Fleet, Hants, U.K., our Mexico manufcaturing facility, and our technical support facility in Boca Raton, FL.

 ITEM 1A. RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

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

We now rely on our Mexican operations to finish and ship most of the products we sell. Since moving our manufacturing operations to our Mexican facility we have experienced and may continue to experience constraints on our manufacturing capacity as we address challenges related to operating our new facility, such as hiring and training workers, creating the facility’s infrastructure, developing new supplier relationships, complying with customs and border regulations, and resolving shipping and logistical issues. Our sales and revenues may be reduced and our customer relationships may be impaired if we continue to experience constraints on our manufacturing capacity. We are working to minimize capacity constraints in a cost-effective manner, but there can be no assurance that we will be able to adequately minimize capacity constraints.

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

Relatively few customers have accounted for a substantial portion of our net sales. In 2006, our net sales to three companies constituted 30% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. For example, in 2006, DSL sales to our Turkish distributor, one of our large customers, declined significantly from $5.6 million in 2005 to $1.3 million in 2006. We attribute this decline due to a number of factors including increased competition and plans by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. We cannot guarantee that we will increase our sales to our Turkish distributor. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

Our net sales, operating results and liquidity have been and may in the future be adversely affected because of the decline in the retail market for dial-up modems.

The dial-up modem industry has been characterized by declining average selling prices and a declining retail market. The decline in average selling prices is due to a number of factors, including technological change, lower component costs, and competition. The decline in the size of the retail market for dial-up modems is primarily due to the inclusion of dial-up modems as a standard feature contained in new PCs, and the advent of broadband products. Decreasing average selling prices and reduced demand for our dial-up modems have resulted and are likely to continue to result in decreased net sales for dial-up modems. If we fail to replace declining revenue from the sales of dial-up modems with the sales of our other products, including our broadband modems, our business, results of operation and liquidity will be harmed.

Less advantageous terms of sale of our products could harm our business.

The Company entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this arrangement ownership of all unsold products previously purchased from the Company reverted to the Company in November 2006. The new arrangement resulted in an accounting adjustment that reduced the Company’s net sales in 2006 by $1.1 million and reduced cost of sales and other directly related expenses by $0.5 million, which reduced the net profit for 2006 by $0.6 million. Under the consignment arrangement we are not able to recognize revenue from the sale of a product until the retailer actually sells such product to its customer. The consignment arrangement also results in a delay in the dating of invoices, the recognition of accounts receivable, and the due dates for payment by the retailer for goods sold. If additional significant customers adopt similar arrangements or otherwise change the terms of sale, our business, results of operation and liquidity will be harmed.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In 2005, sales outside of North America were 55% of our net sales. In 2006, sales outside North America were 44% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. The types of risks faced in connection with international operations and sales include, among others:

•	regulatory and communications requirements and policy changes;

•	favoritism toward local suppliers;

•	delays in the rollout of broadband services by cable and DSL service providers outside of the United States;

•	local language and technical support requirements;

•	difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

•	cultural differences;

•	reduced control over staff and other difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	political and economic changes and disruptions;

•	governmental currency controls;

•	shipping costs;

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the event we fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty. We incurred a $0.3 million inventory obsolescence charge in 2006 for inventory reserves related to some slow-moving VoIP products.

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

New environmental regulations recently implemented or scheduled to be implemented in 2007 may increase our manufacturing costs and harm our business.

The Federal government has announced plans to reduce the use of hazardous materials, such as lead, in electronic equipment. The implementation of these new requirements, currently scheduled to begin in 2007, may require us and other electronics companies to change or discontinue many products. We believe compliance with these new requirements will be difficult, and will typically increase our product costs by up to $.50 per unit, depending on the product. In addition, we may incur additional costs involved with the disposal of inventory or with returned products that do not meet the new requirements, which could further harm our business. In addition the State of California has implemented regulations requiring the use of highly efficient power cubes. These new requirements will effect many of our products and may result in an increase in our product costs.

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

Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot assure that the terms of any licenses we may be required to seek will be reasonable. We are often indemnified by our suppliers relative to certain intellectual property rights; but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying party.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Index to Consolidated Financial Statements	33
Report of Independent Registered Public Accounting Firms	40-41
Consolidated Balance Sheets as of December 31, 2005 and 2006	42
Consolidated Statements of Operations for the years ended December 31, 2004, 2005, and 2006	43
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2004, 2005, and 2006	44
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005, and 2006	45
Notes to Consolidated Financial Statements	46-57
Schedule II: Valuation and Qualifying Accounts for the years ended December 31, 2004, 2005, and 2006	58

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm in 2006 as previously disclosed. There were no changes in or disagreements with our independent accountants on accounting or financial disclosure matters during the period covered by this report.

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

As of December 31, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In December the SEC 2006 issued guidance for the previously announced Sarbanes-Oxley 404 compliance requirement for 2007. The SEC invited comments regarding their guidance and announced a comment period extending into February 2007. The SEC stated that after the end of the comment period the SEC would issue final and more detailed guidance and that the SEC would consider a further compliance deadline extension if the detailed guidance was thought to be too late for proper compliance for 2007. Because of the potential changes in SOX 404 requirements and the cost of implementing SOX 404 requirements, Zoom has elected to minimize expenditures on SOX 404 compliance work until the SEC provides final guidance.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 -- Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and " Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2007 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2007 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2006 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	802,000	$1.77	717,646

Equity compensation plans not approved by security holders(2)	551,000	$1.85	132,800

Total:	1,353,000	$1.80	850,446

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

The additional information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management " in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2007 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for our 2007 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

	10.8	Commercial Real Estate Promissory Note, between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

	**10.9	Form of Non-Qualified Stock Option Agreement for Executive Officers, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004..*

	**10.10	Summary of Directors' Compensation, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

10.11	Loan and Security Agreement with Silicon Valley Bank, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005. *

10.12	Letter of Transmittal for Surrender of Capital Stock of InterMute, filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.*

10.13
Loan Modification Agreement dated March 30, 2006, by and between Zoom Telephonics, Inc. and Wainright Bank and Trust Company, filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.*

10.14
Amendment to Security Documents dated March 30, 2006, by and between Zoom Telephonics, Inc. and Wainright Bank & Trust Company, filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.*

10.15	Letter agreement dated August 4, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

10.16	Purchase and Sale Agreement dated August 31, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 20, 2006.*

**10.17	Form of Non-Qualified Stock Option Agreement for Named Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 12, 2006.*

10.18	Standard lease by and between 201-207 South Street LLC and Zoom Technologies, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices.

21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

23.1	Consent of UHY LLP, independent registered public accounting firm.

23.2	Consent of KPMG LLP, independent registered public accounting firm.

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Continued)

	32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: March 30, 2007	By:	/s/ Frank B. Manning
Frank B. Manning, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer and Chairman of	March 30, 2007
Frank B. Manning	the Board

/s/ Robert A. Crist	Principal Financial and Accounting Officer	March 30, 2007
Robert A. Crist

/s/ Peter R. Kramer	Director	March 30, 2007
Peter R. Kramer

/s/ Bernard Furman	Director	March 30, 2007
Bernard Furman

/s/ J. Ronald Woods	Director	March 30, 2007
J. Ronald Woods

/s/ Joseph Donovan	Director	March 30, 2007
Joseph Donovan

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Zoom Technologies, Inc. and subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive (loss) income, and cash flows for the year then ended. Our audit also included the financial statement schedule for 2006. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therin.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - “Share-Based Payment”.

/s/ UHY LLP

Boston, Massachusetts March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Zoom Technologies, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 31, 2006

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2006
Current assets
Cash and cash equivalents	$9,081,122	$7,833,046
Accounts receivable, net of allowances of $1,294,637 in 2005 and $915,969 in 2006	2,630,859	3,385,280
Inventories	5,073,178	4,511,814
Prepaid expense and other current assets	301,265	269,301
Total current assets	17,086,424	15,999,441

Property, plant and equipment, net	2,600,660	249,221
Total assets	$19,687,084	$16,248,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,140,593	$2,639,935
Accrued expense	788,427	562,349
Deferred gain on sale of real estate	-	367,245
Current portion of long term debt	4,889,928	-
Total current liabilities	8,818,948	3,569,529

Deferred gain on sale of real estate	-	357,373
Total liabilities	8,818,948	3,926,902

Commitments and Contingencies (note 7)

Stockholders' equity Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued - 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,015,977	31,275,169
Accumulated deficit	(20,627,318)	(19,597,296)
Accumulated other comprehensive income -currency translation adjustment	393,245	557,655
Treasury stock (8,400 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	10,868,136	12,321,760
Total liabilities and stockholders' equity	$19,687,084	$16,248,662

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006

Net sales	$31,411,781	$25,551,179	$18,322,301
Cost of goods sold	23,345,918	20,885,254	15,720,574
Gross profit	8,065,863	4,665,925	2,601,727

Operating expenses:
Selling	4,800,165	4,059,318	3,631,340
General and administrative	3,619,480	3,552,985	2,846,862
Research and development	2,927,225	2,698,449	2,157,529
	11,346,870	10,310,752	8,635,731
Operating profit (loss) before gain on sale of real estate	(3,281,007)	(5,644,827)	(6,034,004)

Gain on sale of real estate	-	-	4,752,625

Operating profit (loss)	(3,281,007)	(5,644,827)	(1,281,379)

Other :
Interest income	149,381	235,424	226,015
Interest expense	(211,213)	(253,797)	(306,867)
Gain on sale of investment in InterMute, Inc.	-	3,495,546	2,105,433
Other, net	270,991	59,651	233,515
Total other income, net	209,159	3,536,824	2,258,096

Income (loss) before income taxes	(3,071,848)	(2,108,003)	976,717

Income taxes (benefit)	-	9,134	(53,405)

Net income (loss)	($3,071,848)	($2,117,137)	$1,030,122

Basic and diluted net income (loss) per share	($0.36)	($0.23)	$0.11

Weighted average common and common equivalent shares:
Basic	8,590,092	9,206,179	9,346,966
Diluted	8,590,092	9,206,179	9,349,381

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (A)	Shares	Amount	Equity

Balance at December 31, 2003	8,084,616	80,846	28,500,421	(15,438,333)	334,609	8,400	(7,322)	13,470,221

Net income (loss)	-	-	-	(3,071,848)	-	-	-	(3,071,848)
Foreign currency translation adjustment	-	-	-	-	189,104	-	-	189,104
Comprehensive loss	-	-	-	-	-	-	-	(2,882,744)
Exercise of stock options	850,900	8,509	2,072,306	-	-			2,080,815
Balance at December 31, 2004	8,935,516	89,355	30,572,727	(18,510,181)	523,713	8,400	(7,322)	12,668,292

Net income (loss)	-	-	-	(2,117,137)	-	-	-	(2,117,137)
Foreign currency translation adjustment	-	-	-	-	(130,468)	-	-	(130,468)
Comprehensive loss	-	-	-	-	-	-	-	(2,247,605)
Exercise of stock options	419,850	4,199	443,250	-	-			447,449
Balance at December 31, 2005	9,355,366	93,554	31,015,977	(20,627,318)	393,245	8,400	(7,322)	10,868,136

Net income (loss)	-	-	-	1,030,022	-	-	-	1,030,022
Foreign currency translation adjustment	-	-	-	-	164,410	-	-	164,410
Comprehensive income (loss)	-	-	-	-	-	-	-	1,194,432
Stock based compensation	-	-	259,192	-	-	-	-	259,192
Balance at December 31, 2006	9,355,366	$93,554	$31,275,169	($19,597,296)	$557,655	8,400	($7,322)	$12,321,760

(A) Consists exclusively of foreign currency translation adjustments.

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006

Operating activities:
Net income (loss)	($3,071,848)	($2,117,137)	$1,030,023

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment in InterMute, Inc.	-	(3,495,516)	(2,105,433)
Gain on sale of real estate			(4,752,625)
Depreciation and amortization	405,158	324,208	140,540
Stock based compensation	-	-	259,192
Changes in operating assets and liabilities:
Accounts receivable	771,767	632,589	(629,677)
Inventories	(259,262)	(45,887)	573,902
Prepaid expense and other current assets	(95,295)	219,135	37,084
Accounts payable and accrued expense	97,969	626,798	(702,546)

Net cash provided by (used in) operating activities	(2,151,511)	(3,855,810)	(6,149,540)

Investing activities:
Proceeds from sale of Investment in InterMute, Inc.	-	3,495,517	2,105,433
Proceeds from sale of real estate			7,733,970
Purchases of property, plant and equipment	(189,381)	(223,976)	(43,643)

Net cash provided by (used in) investing activities	(189,381)	3,271,541	9,795,760

Financing activities:
Repayment of long-term debt	(217,966)	(211,926)	(4,889,929)
Exercise of stock options	2,080,815	447,449
Net cash provided by (used in) financing activities	1,862,849	235,523	(4,889,929)
Effect of exchange rate changes on cash	12,255	(8,728)	(4,367)

Net change in cash	(465,788)	(357,474)	(1,248,076)

Cash and cash equivalents at beginning of year	9,904,384	9,438,596	9,081,122

Cash and cash equivalents at end of year	$9,438,596	$9,081,122	$7,833,046

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2005 and 2006

(1)  NATURE OF OPERATIONS

Zoom Technologies,, Inc. and subsidiary (collectively, the "Company") design, produce, and market broadband and dial-up modems and other communication-related products

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) asset valuation allowances for accounts receivable (collectibility and sales returns) and deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) stock based compensation; 4) the useful lives of property, plant and equipment; and 5) the recoverability of long-lived assets .

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Zoom Technologies, Inc. and its wholly owned subsidiary, Zoom Telephonics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

All highly liquid investments with original maturities of less than 90 days from the date of purchase are classified as cash equivalents. Cash equivalents consist exclusively of money market funds. The Company has deposits at a limited number of financial institutions with federally insured limits. Balances of cash and cash equivalents at these institutions are normally in excess of the insured limits. However, the Company believes that the institutions are financial sound and there is only nominal risk of loss.

(d) Inventories

Inventories are stated at cost, determined using the first-in, first-out method, or market.

(e) Property, plant and equipment

Property, plant and equipment is stated and recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method, with amortization over the estimated useful lives of the assets.

(f) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

(g) Income Taxes

Deferred income taxes are provided on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and on net operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements(Continued)

(h) Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. A summary of the denominators used to compute basic and diluted earnings (loss) per share follow:

	2004	2005	2006
Weighted average shares outstanding - used to compute basic earnings (loss) per share	8,590,092	9,206,179	9,346,966
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	-	-	2,415
Weighted average shares outstanding - used to compute diluted earnings (loss) per share	8,590,092	9,206,179	9,349,381

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. The dilutive effect of options to purchase 769,790 and 187,438 shares of common stock at December 31, 2004 and 2005, respectively, were outstanding, but not included in the computation of diluted earnings per share as their effect would be antidilutive.

(i) Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company generally does not sell software.

The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, and original equipment manufacturers (OEMs). The Company sells a very small amount of its hardware products to direct consumers or to any customers via the internet.

The Company recognizes hardware net sales for all four types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many customer contracts or purchase orders specify FOB destination. The Company verifies the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

The estimates for product returns are based on recent historical trends plus estimates for returns prompted by announced stock rotations, announced customer store closings, etc. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products when evaluating the adequacy of sales return allowances. The Company's estimates for price protection refunds require a detailed understanding and tracking by customer, by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reserve against accounts receivable and a reduction of current period revenue. The Company's estimates for consumer mail-in rebates are comprised of actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing. The Company's estimates for store rebates are comprised of actual credit requests from the eligible customers.

(j) Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and, until December 2006 when the Company paid off its mortgage, borrowings. Due to the short term nature of these instruments or the corresponding variable interest rate attached to the debt, the carrying amount of these financial instruments approximates fair value.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(k) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Accounting for Stock Based Compensation” using the modified-prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation cost for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period. Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation expense was recognized in operations for these plans, since all options granted under them had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting SFAS No. 123(R) was to increase compensation cost and reduce reported net income for the year ended December 31, 2006 by $259.2 thousand, or $0.03 per basic share and $0.03 per diluted share. Stock based compensation cost is generally deductible for income tax reporting purposes; there was no effect on cash flows.

The unrecognized stock-based compensation cost related to non-vested stock awards as of December 31, 2006 was $250.1 thousand. Such amount will be recognized in operations ratably over a remaining period of two years.

Pro forma information as if the Company had applied the fair value method to recognize stock based compensation cost follows:

	Year ended December 31
	2004	2005
Net loss, as reported	($3,071,848)	($2,117,137)

Stock-based employee compensation expense determined using fair value	(591,459)	(782,618)

Pro forma net loss	($3,663,307)	($2,899,755)

Net loss per share, as reported - Basic and diluted	($0.36)	($0.23)

Net loss per share, pro forma - Basic and diluted	($0.43)	($0.31)

Weighted-average assumptions: 2004-expected dividend yield 0.0%, risk-free interest rate of 2.32%, volatility 110% and an expected life of 2.0 years; 2005-expected dividend yield 0.0%, risk-free interest rate of 3.6%, volatility 91% and an expected life of 2.47 years and 2006 -expected dividend yield 0.0%, risk-free interest rate of 4.59%, volatility 58.6% and an expected life of 2.22 years.

(l) Advertising Costs

Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying consolidated balance sheets.

(m) Foreign Currencies

The Company generates a portion of its revenues in markets outside North America and principally in transactions that are denominated in foreign currencies, which exposes the Company to risks of foreign currency fluctuations. Foreign currency transaction gains and losses are reflected in operations and were not material for any period presented. The Company does not use derivative financial instruments.

The Company considers the local currency to be the functional currency for its U.K. branch. Assets and liabilities denominated in foreign currencies are translated using the exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(n) Warranty Costs

The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(o) Shipping and Freight Costs

The Company records the expense associated with customer-delivery shipping and freight costs in selling expense.

(3)   LIQUIDITY

On December 31, 2006 the Company had working capital of $12.4 million including $7.8 million in cash and cash equivalents. On December 31, 2005 the Company had working capital of $8.3 million including $9.1 million in cash and cash equivalents. The Company’s current ratio at December 31, 2006 was 4.5 compared to 1.9 at December 31, 2005. The significant improvement was primarily the result of the sale of the Company’s headquarters net of the payment of the related mortgage debt.

In 2006 operating activities used $6.2 million in cash. The Company’s net income in 2006 was $1.0 million which included an operating loss of $6.0 million before the gain on the sale of the headquarters of $4.8 million and net non-operating income of $2.3 million, including a $2.1 million gain on the sale of the investment in InterMute, Inc. Sources of cash from operations included a decrease in inventory of $0.6 million and non-cash depreciation and amortization expense of $0.1 million. Uses of cash from operations included an increase in accounts receivable of $0.6 million and a decrease of accounts payable and accrued expenses of $0.7 million.

In 2006 the Company’s net cash provided by investing activities was $9.8 million, which included the proceeds from the sale of its headquarters building of $7.7 million and $2.1 million of final payments received from the sale of InterMute, Inc.. This was partially offset by our $0.04 million investment in property, plant and equipment.

In 2006 $4.9 million cash was used by financing activities for the full repayment of the mortgage on the Company’s headquarters building.

On March 16, 2005 the Company entered into a one year Loan and Security Agreement with Silicon Valley Bank that provided for a revolving line of credit of up to $2 million. The revolving line of credit terminated, as scheduled, on March 15, 2006. There were no borrowings under the line for the entire one year contract. As a result of the building sale and our efforts to minimize expenses, we are not currently pursuing a renewal of the credit line.

To conserve cash and manage our liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 127 at December 31, 2005 and 69 at December 31, 2006. Forty-seven of this total reduction of 58 resulted from the closing of the Company’s Boston manufacturing facility in August 2006. The Company’s production activity was outsourced to a lower-cost maquiladora factory in Tijuana, Mexico. The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at December 31, 2006 were $16.0 million and current liabilities were $3.6 million. The Company did not have any long-term debt at December 31, 2006. Management believes it has sufficient resources to fund its planned operations through at least December 31, 2007. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(4)   NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This pronouncement is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 effective the beginning of fiscal 2007. Differences between the amounts recognized in the adoption will be accounted for as a cumulative-effect adjustment. The Company is currently assessing the impact of FIN 48 on its financial statements. The Company does not believe that the adoption of FIN 48 will have a significant impact on its financial statements.

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

In June 2006, the FASB issued Emerging Issues Tax Force Issue No. 06-3, or EITF 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. The Company will adopt this pronouncement beginning in the first quarter of 2007 and does not expect the adoption of EITF 06-3 to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company’s financial statements were not effected by SAB 108.

(5)   INVENTORIES

Inventories consist of the following at December 31:

	2005	2006

Materials	$2,333,949	$2,969,375
Work in process	648,034	522,307
Finished goods (including $563,000 held by a customer at December 31, 2006)	2,091,195	1,020,132
Total	$5,073,178	$4,511,814

(6)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

	2005	2006	Estimated useful lives
Land	$309,637	$-	-
Buildings and improvements	2,842,766	-	31.5 years
Leasehold improvements	492,617	6,100	5 years
Computer hardware and software	3,677,616	3,706,110	3 years
Machinery and equipment	1,836,453	1,905,434	5 years
Molds, tools and dies	1,605,119	1,607,669	5 years
Office furniture and fixtures	$275,516	$277,337	5 years
	$11,039,724	$7,502,650
Accumulated depreciation and amortization	(8,439,064)	(7,253,429)
Total Property, plant and equipment, net	$2,600,660	$249,221

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(7)  COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

The Company leases its headquarters’ offices in Boston, Massachusetts, a manufacturing facility in Tijuana, Mexico, a sales office facility in Fleet, United Kingdom, and a technical support facility in Boca Raton, Florida. In December, 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,000 square feet for two years expiring December 2008 (see Note 8). In September 2006 the Company moved out of its leased manufacturing facility in Boston, Massachusetts and moved into a leased manufacturing facility in Tijuana, Mexico. The Mexico lease expires on April 30, 2008 with five two year option renewals thereafter. In September 2005 the Company entered into a two year office lease at 2 Kings Road, Fleet, Hants, U.K. In September 2002 we entered into a five year lease, as a tenant, for approximately 3,500 square feet at 951 Broken Sound Parkway, Boca Raton, Florida, which expires in August 2007. Total rent expense, under non-cancelable operating leases, was $795,102, $733,760, and $576,477 for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company's estimated future minimum rental payments, excluding executory costs, under these operating leases are set forth in the table below.

Year	Total
2007	$669,820
2008	$460,861

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

(8)  SALE/LEASEBACK AND MORTGAGE DEBT

In December 2006, the Company sold real estate housing its corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement is for two years. Net proceeds from the sale were $7,733,970 of which a portion was used to retire related outstanding mortgage debt. A gain of $5,477,243 was realized on the sale. However, a portion of the gain ($724,618) has been deferred and will be recognized in operations over the term of the lease (2007 - $367,245 and 2008 - $357,373). The gain deferred is the estimated present value of the minimum lease payments under the leaseback arrangement. The gain recognized in operations in 2006 was $4,752,625.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(9)  STOCK OPTION PLANS

At December 31, 2006 the Company had three stock option plans as described below.

Employee Stock Option Plan

The Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for 3,300,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2003	1,199,000	$2.13
Granted	-	-
Exercised	(631,000)	$2.67
Expired	-	-
Balance at December 31, 2004	568,000	$1.52
Granted	335,000	$2.45
Exercised	(267,000)	$1.03
Expired	-	-
Balance at December 31, 2005	636,000	$2.21
Granted	335,000	$1.03
Exercised	-	-
Expired	(301,000)	$1.95
Balance at December 31, 2006	670,000	$1.74

The weighted average grant date fair value of options granted was $2.45 in 2005 and $1.03 in 2006.

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.03	335,000	2.9	$1.03	0	$0
$2.45	335,000	1.3	$2.45	167,500	$2.45
$1.03 to $2.45	670,000	2.1	$1.74	167,500	$2.45

In 1991 the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. In 2003, the Directors Plan was amended to provide that, each eligible director is automatically granted an option to purchase 12,000 shares of common stock on July 10 and January 10 of each year, beginning July 10, 2003. The option price is the fair market value of the common stock on the date the option is granted. There are 450,000 shares authorized for issuance under the Directors Plan. Each option expires two years from the grant date. Option activity under this plan follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2003	54,000	$0.94
Granted	72,000	$3.81
Exercised	(30,000)	$0.85
Expired	-	-
Balance at December 31, 2004	96,000	$3.12
Granted	72,000	$2.82
Exercised	(24,000)	$1.05
Expired	(36,000)	$3.64
Balance at December 31, 2005	108,000	$3.20
Granted	72,000	$1.275
Exercised	-	-
Expired	(48,000)	$3.81
Balance at December 31, 2006	132,000	$1.93

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The weighted average grant date fair value of options granted was $3.81 in 2004, $2.82 in 2005 and $1.275 in 2006.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00-$1.75	72,000	1.3	$1.275	36,000	$1.47
$1.75-$3.50	60,000	0.3	$2.71	60,000	$2.71
$1.08-$3.31	132,000	0.8	$1.93	96,000	$2.24

1998 Employee Equity Incentive Stock Option Plan

The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 1,200,000 shares of common stock. Under this plan, stock options may be granted at the discretion of the Compensation Committee of the Board of Directors at an option price determined by the Compensation Committee. All options under this plan have been issued at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Compensation Committee. Option activity under this plan follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2003	582,050	$1.76
Granted	68,500	$3.64
Exercised	(189,900)	$1.95
Expired	(70,075)	$2.19
Balance at December 31, 2004	390,575	$1.91
Granted	300,000	$2.42
Exercised	(128,850)	$1.14
Expired	(68,025)	$2.34
Balance at December 31, 2005	493,700	$2.36
Granted	273,000	$1.03
Exercised	-	-
Expired	(215,700)	$1.97
Balance at December 31, 2006	551,000	$1.85

The weighted average grant date fair value of options granted was $3.64 in 2004, $2.42 in 2005 and $1.03 in 2006.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00-$1.75	273,000	2.9	$1.03	0	$0
$1.75-$3.50	226,000	1.2	$2.42	123,000	$2.43
$3.50-$5.25	52,000	0.7	$3.70	52,000	$3.70
$1.03-$4.83	551,000	2.0	$1.85	175,000	$2.81

On October 26, 2005, the Company accelerated the vesting of all stock options previously awarded to employees and officers that were scheduled to vest on or before May 6, 2006. These stock options had exercise prices in excess of $1.76, the closing price of our Common Stock on October 26, 2005, the effective date of the acceleration. As a result of the acceleration, stock options to purchase 317,500 shares became exercisable immediately. These accelerated stock options represented 33% of the total outstanding unvested stock options and approximately 25% of the total outstanding stock options as of October 26, 2005. The weighted average exercise price of the accelerated stock options is $2.44 per share.

The primary purpose of the acceleration of the vesting of these stock options was to reduce our future reported compensation expense upon the planned adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” effective January 1, 2006. As a result of the acceleration, there was no impact to our reported financial results through December 31, 2005 and the action reduced the stock option expense we otherwise would have recorded by approximately $130,000 for 2006.

In 2006 there were no options exercised for the above referenced plans. The aggregate intrinsic value of all options outstanding as of December 31, 2006 was $54,720.

On December 31, 2006 there were 850,446 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during, 2004, 2005 and 2006 was $2.18, $1.35 and $0.3928 respectively, determined as of the date of grant using the Black Scholes option-pricing model.

(10) INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2005:
US federal	$-	$-	$-
State and local	-	-	-
Foreign	$9,134	$-	$9,134
	$9,134	$-	$9,134
Year Ended December 31, 2006:
US federal	$47,483	$-	$47,483
State and local	(100,006)	-	(100,006)
Foreign	$(882)	$-	$(882)
	$(53,405)	$-	$(53,405)

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the expected income tax expense or benefit to actual follows:

	2004	2005	2006

Computed "expected" US tax (benefit)	($1,044,428)	($716,721)	$333,455
Change resulting from:
State and local income taxes, net of federal income tax benefit	-	-	(66,004)
Federal valuation allowance	1,023,535	730,525	406,594
Non-deductible items			38,251
Change in estimate for prior years’ provisions			46,601
Other, net	20,893	(4,670)	887
Income tax expense (benefit)	$-	$9,134	$(53,405)

Temporary differences at December 31 follow:

	2004	2005	2006
Deferred income tax assets:
Inventories	$1,861,978	$1,654,471	$1,511,389
Accounts receivable	270,041	303,392	253,501
Accrued expenses	166,487	152,852	97,565
Net operating loss and tax credit carry forwards	11,325,988	11,770,977	12,410,482
Plant and equipment	1,616,459	988,263	656,327
Other	118,526	115,624	2,056
Total deferred income tax assets	15,359,479	14,985,579	14,920,466
Valuation allowance	(15,359,479)	(14,985,579)	(14,920,466)
Net deferred tax assets	$-	$-	$-

On December 31, 2006 the Company had federal net operating loss carry forwards of approximately $32,570,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2026. The Company had state net operating loss carry forwards of approximately $13,363,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2007 through 2011. The Company recorded a deferred income tax asset valuation allowance for the portion of the deferred income tax assets that management believes may expire unused. The valuation allowance reduces deferred income tax assets to reflect the estimated amount of deferred tax assets, which will more likely not be realized after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence.

Subsequently recognized tax benefits relating to valuation allowances for deferred income tax assets, if any, will be allocated as follows: $14,155,000 to continuing operations and $765,000 to additional paid-in capital which is attributable to the exercise of employee stock options.

(11) SIGNIFICANT CUSTOMERS

The Company sells its products primarily through high-volume distributors and retailers, Internet service providers, telephone service providers, value-added resellers, PC system integrators, and original equipment manufacturers ("OEMs"). The Company supports its major accounts in their efforts to discern strategic directions in the market, to maintain appropriate inventory levels, and to offer a balanced selection of attractive products.

Relatively few customers have accounted for a substantial portion of the Company’s net sales. During 2006 the Company’s top customer which accounted for 10% or more of its total net sales was Dixon’s Store Group, a major retailer in the U.K. Two other customers each accounted for 9% of total net sales. Together these three customers accounted for 30% of the Company’s total net sales and 56% of net accounts receivable. Two customers each comprised approximately 10% or more of net sales for the year ended December 31, 2005. Three customers each accounted for approximately 10% or more of net sales for the years ended December 31, 2004. In the year 2005 two customers comprised approximately 33% of net sales and, on December 31, 2005, 19% of net accounts receivable. In the year 2004, three customers comprised approximately 38% of net sales and, on December 31, 2004, 38% of net accounts receivable.

The Company’s customers generally do not enter into long-term agreements obligating them to purchase products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company’s significant customers, or a delay or default in payment by any significant customer could materially harm the Company’s business and prospects. Because of the Company’s significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of the Company's significant customers.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(12) GAIN ON SALE OF INVESTMENT IN INTERMUTE

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

In June 2005 InterMute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition of InterMute in June 2005, the Company received a payment in exchange for its investment of approximately $3.5 million, also in June 2005. The Company realized in cash an additional gain of $2.1 million during 2006, representing its portion of an earnout paid by the buyer as a result of the achievement of a performance milestone. Total net proceeds from the sale of the Company’s minority interest in InterMute were $5.6 million, received over 2005 and 2006. There will be no further payments from the sale of InterMute.

(13) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2004	2005	2006

Cash paid during year for interest	$210,941	$252,797	$306,867

Cash paid during year for income taxes	$-	$4,253	$-

(14) DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS

The Company produces its products using components or subassemblies purchased from third-party suppliers.

Currently a substantial percentage of our manufacturing is performed by SameTime Electronics ("SameTime”). The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business. To lessen the risk associated with this company being the primary manufacturer of a substantial portion of our products and for a number of other reasons including cost and availability, we are also using six other vendors to manufacture various products.

(15) SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2004	Percent	2005	Percent	2006	Percent

North America	$14,026,601	45%	$11,575,212	45%	$10,278,545	56%
Outside North America	17,385,180	55%	13,975,967	55%	8,043,756	44%
Total	$31,411,781	100%	$25,551,179	100%	$18,322,301	100%

(16) RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2004, 2005, and 2006 were $23,654, $20,953, and $16,750 respectively.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

(17)	SELECTED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

The following table depicts selected quarterly financial information. Operating results for any given quarter are not necessarily indicative of results for any future period.

	2005 Quarter Ended				2006 Quarter Ended (1)
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31

Net sales	$6,436	$6,524	$5,309	$7,282	$5,281	$4,518	$3,579	$4,944
Costs of goods sold	4,904	5,143	4,790	6,048	4,315	4,295	3,338	3,772

Gross profit	1,532	1,381	519	1,234	966	223	241	1,172

Operating expenses:
Selling	1,120	1,074	978	887	904	878	782	1,067
General and administrative	823	1,731	314	686	849	698	689	610
Research and development	749	696	664	589	632	557	521	448
	2,692	3,501	1,956	2,162	2,385	2,133	1,992	2,125
Operating loss before gain of sale of real estate	(1,160)	(2,120)	(1,437)	(928)	(1,419)	(1,910)	(1,751)	(953)
Gain on sale of real estate	-	-	-	-	-	-	-	4,752

Operating profit (loss)	(1,160)	(2,120)	(1,437)	(928)	(1,419)	(1,910)	(1,751)	3,799

Other income (expense), net (2)	(145)	3,541	62	78	44	53	919	1,243

Income (loss) before income taxes	(1,305)	1,421	(1,375)	(850)	(1,375)	(1,857)	(832)	5,042

Income tax expense (benefit)	-	-	-	9	-	-	-	(53)

Net income (loss)	($1,305)	$1,421	($1,375)	($859)	($1,375)	($1,857)	($832)	$5,095

Net loss per common share:
Basic	($0.15)	$0.16	($0.15)	($0.09)	($0.15)	($0.20)	($0.09)	$0.55
Diluted	($0.15)	$0.15	($0.15)	($0.09)	($0.15)	($0.20)	($0.09)	$0.54

Weighted average common and common equivalent Shares:
Basic	8,967	9,164	9,341	9,347	9,347	9,347	9,347	9,347
Diluted	8,967	9,397	9,341	9,347	9,347	9,347	9,347	9,357

(1) Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised) - “Share-Based Payment”. Stock based compensation expense charged to operations was approximately $65 thousand for each quarter of 2006.

(2) Includes gain on sale of investment in InterMute, Inc. of $3,496 thousand during the quarter ended June, 2005 and $870 thousand and $1,236 thousand during the quarters ended September 30, 2006 and December 31, 2006, respectively.

Schedule II

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2005 and 2006

Description	Balance at Beginning of year	Charged to Expense	Deductions charged Against Accounts Receivable	Balance at end of year
Allowance for doubtful accounts	$121,914	$37,184	$40,906	$118,192
Allowance for price protection	109,561	145,697	236,529	18,729
Allowance for sales returns	770,562	2,658,411	2,822,674	606,299
COOP advertising and other allowances	788,168	2,989,145	3,161,078	616,235
Year ended December 31, 2004	$1,790,205	$5,830,437	$6,261,187	$1,359,455

Allowance or doubtful accounts	$118,192	$761,703	$650,041	$229,854
Allowance for price protection	18,729	213,913	209,566	23,076
Allowance for sales returns	606,299	1,887,899	1,887,015	607,183
COOP advertising and other allowances	616,235	2,258,906	2,440,617	434,524
Year ended December 31, 2005	$1,359,455	$5,122,421	$5,187,239	$1,294,637

Allowance for doubtful accounts	$229,854	$(49,828)	$(2,794)	$182,819
Allowance for price protection	23,076	63,909	83,571	3,415
Allowance for sales returns	607,183	2,871,120	3,090,989	387,314
COOP advertising and other allowances	434,524	1,826,128	1,918,231	342,421
Year ended December 31, 2006	$1,294,637	$4,711,329	$5,089,996	$915,969

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

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

	10.8	Commercial Real Estate Promissory Note, between Zoom and Wainwright Bank & Trust Company, filed as Exhibit 10.2 to the March 2001 Form 10-Q. *

	**10.9	Form of Non-Qualified Stock Option Agreement for Executive Officers, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004..*

	**10.10	Summary of Directors' Compensation, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.11	Loan and Security Agreement with Silicon Valley Bank, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005. *

	10.12	Letter of Transmittal for Surrender of Capital Stock of InterMute, filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.*

10.13
Loan Modification Agreement dated March 30, 2006, by and between Zoom Telephonics, Inc. and Wainright Bank and Trust Company, filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.*

10.14
Amendment to Security Documents dated March 30, 2006, by and between Zoom Telephonics, Inc. and Wainright Bank & Trust Company, filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.*

	10.15	Letter agreement dated August 4, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

	10.16	Purchase and Sale Agreement dated August 31, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 20, 2006.*

10.18	Standard lease by and between 201-207 South Street LLC and Zoom Technologies, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices.

**10.17	Form of Non-Qualified Stock Option Agreement for Named Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 12, 2006.*

21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

23.1	Consent of UHY LLP, independent registered public accounting firm.

23.2	Consent of KPMG LLP, independent registered public accounting firm.

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.