Form 10-Q
period 2007-03-31
ZOOM TECHNOLOGIES INC
filed 2007-05-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 11, 2007, was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1A	Risk Factors	14-20

Item 6.	Exhibits	20

	Signatures	21

	Exhibit Index	22

	Exhibits	23-36

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$6,240,543	$7,833,046
Accounts receivable, net of allowances of $1,109,679 at March 31, 2007 and $915,969 at December 31, 2006	2,831,912	3,385,280
Inventories	4,922,308	4,511,814
Prepaid expenses and other current assets	305,827	269,301
Total current assets	14,300,590	15,999,441

Equipment, net	223,657	249,221
Total assets	$14,524,247	$16,248,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,584,547	$2,639,935
Accrued expenses	666,016	562,349
Deferred gain on sale of real estate	367,245	367,245
Total current liabilities	2,617,808	3,569,529

Deferred gain on sale of real estate	261,447	357,373
Total liabilities	2,879,255	3,926,902

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued - 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,344,628	31,275,169
Accumulated deficit	(20,347,388)	(19,597,296)
Accumulated other comprehensive income -currency translation adjustment	561,520	557,655
Treasury stock (8,400 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	11,644,992	12,321,760
Total liabilities and stockholders' equity	$14,524,247	$16,248,662

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$4,754,255	$5,280,710
Cost of goods sold	3,634,473	4,314,953
Gross profit	1,119,782	965,757

Operating expenses:
Selling	893,571	903,944
General and administrative	638,917	848,908
Research and development	491,340	631,760
	2,023,828	2,384,612
Operating profit (loss) before gain on sale of real estate	(904,046)	(1,418,855)

Gain on sale of real estate	95,926	-

Operating profit (loss)	(808,120)	(1,418,855)

Other :
Interest income	78,046	80,322
Interest expense	-	(90,727)
Other, net	(20,018)	54,414
Total other income(expense), net	58,028	44,009

Income (loss) before income taxes	(750,092)	(1,374,846)

Income taxes (benefit)	-	-

Net income (loss)	$(750,092)	$(1,374,846)

Basic and diluted net income (loss) per share	$(0.08)	$(0.15)

Weighted average common and common equivalent shares:
Basic and diluted	9,346,966	9,346,966

See accompanying notes.

ZO ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(750,092)	$(1,374,846)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	69,459	62,168
Depreciation	25,083	52,025
Changes in operating assets and liabilities:
Accounts receivable, net	555,954	18,773
Inventories	(410,019)	449,482
Prepaid expenses and other assets	(36,252)	35,577
Accounts payable and accrued expenses	(1,047,213)	(1,344,266)
Net cash provided by (used in) operating activities	(1,593,080)	(2,101,087)

Investing activities:
Additions to equipment	572	(23,107)
Net cash provided by (used in) investing activities	572	(23,107)

Financing activities:
Principal payments on long-term debt	—	(1,363,478)
Net cash provided by (used in) financing activities	—	(1,363,478)

Effect of exchange rate changes on cash	5	895

Net change in cash	(1,592,503)	(3,486,777)

Cash and cash equivalents at beginning of period	7,833,046	9,081,122

Cash and cash equivalents at end of period	$6,240,543	$5,594,345

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$90,727
Income taxes	$—	$—

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company's 2006 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2006 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Zoom Telephonics, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

(b) Recently Issued or Proposed Accounting Pronouncements

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

Effective January 1, 2007, the Company adopted FIN 48. As of that date the Company had no material unrecognized income tax benefits. Further, no significant changes in the unrecognized income tax benefits are expected to occur over the next twelve months.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to such underpayments would be classified as a component of income tax expense. No material amounts of interest or penalties for underpayments of income taxes were required to be accrued as of March 31, 2007.

The Company files income tax returns in the United States and the United Kingdom. Currently, open tax years in the US for federal and state income tax purposes are 2003 through 2006. Open tax years in the UK are 2005 through 2006.

In June 2006, the FASB issued Emerging Issues Tax Force No. 06-3, or EITF 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. The Company adopted EITF 06-3 effective January 1, 2007. EITF 06-3 did not have a significant effect on the Company’s financial statements in the first quarter of 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option had been elected are reported as a cumulative effect adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in operations. SFAS is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on January 1, 2008. The Company Is currently determining if fair value accounting is appropriate for any eligible items and cannot currently estimate the effect, if any, that SFAS 159 will have on its financial statements.

(2) Liquidity

On March 31, 2007 the Company had working capital of $11.7 million, including $6.2 million in cash and cash equivalents.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 124 at March 31, 2006 and 68 at March 31, 2007. Forty-three of this total reduction of 56 resulted from the closing of the Company’s Boston manufacturing facility in August 2006. The Company’s production activity was outsourced to a lower-cost maquiladora factory in Tijuana, Mexico. The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at March 31, 2006 were $14.3 million and current liabilities were $2.6 million. The Company did not have any long-term debt at March 31, 2007. Management believes it has sufficient resources to fund its planned operations through at least March 31, 2008. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

Options to purchase 1,380,250 shares of common stock at March 31, 2007 and 1,241,200 shares at March 31, 2006 were outstanding but not included in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 because their effect would be antidilutive.

(4) Inventories

	March 31, 2007	December 31, 2006
Inventories consist of :
Raw materials	$2,722,263	$2,969,375
Work in process	470,410	522,307
Finished goods	1,729,635	1,020,132
Total Inventories	$4,922,308	$4,511,814

(5) Comprehensive Income (Loss)

Comprehensive income (loss) follows::

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$(750,092)	$(1, 374,846)
Foreign currency translation adjustment	3,865	5, 642
Comprehensive income (loss)	$(746,227)	$(1, 369,204)

  ((6) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

(7) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2007	Total	March 31, 2006	Total
North America	$3,485,661	73%	$2, 952, 123	56%
Turkey	(38,714)	(1)%	661,222	13%
UK	662,956	14%	906, 366	17%
All Other	642,352	14%	760,999	14%
Total	$4,754,255	100%	$5,280,710	100%

(8) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the first quarter of 2007 the Company's net sales to its top three customers accounted for 41% of its total net sales. In the first quarter of 2006 the Company's net sales to its top three customers accounted for 34% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 and our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom has owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million, of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers world-wide have switched to broadband Internet access. The consensus of communications industry analysts is that sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, both DSL modems and cable modems.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 124 on March 31, 2006 to 68 on March 31, 2007. Of the decline of 56 employees, 43 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The manufacturing personnel in Mexico are not included in our 2007 headcount. Of the 68 employees on December 31, 2006, 14 were engaged in research and development, 20 were involved in purchasing, assembly, packaging, shipping and quality control, 22 were engaged in sales, marketing and technical support, and the remaining 12 performed accounting, administrative, management information systems, and executive functions.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, marketing, support, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that retailers are currently a more significant channel for our dial-up modems than for our broadband modems, that a higher percentage of our DSL sales come from low-margin countries, and that there is stronger competition in the broadband market than in the dial-up market.

In the first quarter of 2007 our net sales were down 10.0% compared to the first quarter of 2006. The main reason for the sales decrease was the significant decline in DSL modem sales to Turkey due to actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. We are seeing growth in some areas, including DSL sales to U.S. Internet Service Providers and U.S. retailers, and we are continuing our efforts to expand our DSL customer base and product line. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Our cash and cash equivalents balance at March 31, 2007 was $6.2 million, down from $7.8 million at December 31, 2006. This reduction was due primarily to a reduction in accounts payable and accrued expenses, our operating loss for the quarter, and an increase in inventory, partially offset by a decrease in accounts receivable.

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

Our 2007 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either as billable services were consumed or as a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, but has been declining from a high of 10.6% to a low of 5.4% in the past two years as retail sales as a percent of total sales have declined. Product returns as a percentage of total net sales were 9.4% in the first quarter of 2007.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2005, and $0.1 million in 2006. In the first quarter of 2007 the reduction in our net sales due to price protection was $0.04 million.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.1 million in 2005 and $1.1 million in 2006. In the first quarter of 2007, the reduction in our net sales due to sales and marketing incentives was $0.3 million compared to $0.2 million in the first quarter of 2006.

Consumer Mail-In and in Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates $0.8 million in 2005 and 2006. In the first quarter of 2007 the reduction in our net sales due to consumer rebates was $0.2 million compared to $0.3 million in the first quarter of 2006.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer rebates. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were not significant in either the first quarter of 2006 or 2007.

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

On December 31, 2006 we had federal net operating loss carryforwards of approximately $31,854,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2025. On December 31, 2006 we had state net operating loss carryforwards of approximately $22,253,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2007 to 2010.

Results of Operations

Summary. Net sales were $4.8 million for our first quarter ended March 31, 2007, down 10.0% from $5.3 million in the first quarter of 2006. We had a net loss of $0.75 million for the first quarter of 2007, compared to a net loss of $1.4 million in the first quarter of 2006. Loss per diluted share improved from $0.15 for the first quarter of 2006 to $0.08 for the first quarter of 2007.

Net Sales. Our total net sales for the first quarter of 2007 decreased 10.0% from the first quarter of 2006, primarily due to a 16% decrease in DSL modem sales and a 15% decrease in dial-up modem sales. DSL modem net sales decreased from $2.7 million in the first quarter of 2006 to $2.2 million in the first quarter of 2007 as a result of decreased sales to our Turkish distributor. The main reason for the DSL modem sales decrease to Turkey was the action by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. Dial-up modem net sales declined to $2.0 million in the first quarter of 2007 compared to $2.3 million in the first quarter of 2006, primarily due to the continued decline of the dial-up modem after-market. Cable modem sales increased from $0.03 million in the first quarter of 2006 to $0.5 million in the first quarter of 2007 as a result of recent cable modem placements in high volume retailers in the United States.

Our total net sales for the first quarter of 2007 decreased $0.5 million from the first quarter of 2006, Our net sales in North America increased by $0.5 million from $3.0 million in the first quarter of 2006 to $3.5 million in the first quarter of 2007. Our net sales in Turkey were $0.0 million in the first quarter of 2007, a decrease from $0.7 million in the first quarter of 2006. The main reason for the significant drop in sales to Turkey was the action by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. Our net sales in the U.K. were $0.7 million in the first quarter of 2007, a decline from $0.9 million in the first quarter of 2006. Our net sales outside North America other than Turkey and the U.K. were $0.6 million in the first quarter of 2007, a decrease from $0.8 million in the first quarter of 2006.

In the first quarter ended March 31, 2007 three customers accounted for 41% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $1.1 million in the first quarter of 2007, an improvement from $1.0 million in the first quarter of 2006. Our gross margin percent of net sales increased to 23.6% in the first quarter of 2007 from 18.3% in the first quarter of 2006. Gross margins were higher in the first quarter of 2007 primarily due to the move of Zoom’s Boston final assembly operation to Tijuana, Mexico, which lowered manufacturing personnel, space, and occupancy costs compared to the first quarter of 2006. Reduced product obsolescence expense also contributed to the improvement in gross margins. Higher freight costs due to fuel surcharges and unplanned air premiums in the first quarter of 2007 compared to 2006 offset a large portion of these savings.

Selling Expense. Selling expense was $0.9 million or 18.8% of net sales in the first quarter of 2007 compared to $0.9 million or 17.1% of net sales in the first quarter of 2006. Selling expense reductions from a decline in sales personnel were offset by increases in product delivery costs to customers.

General and Administrative Expense. General and administrative expense was $0.6 million or 13.4% of net sales in the first quarter of 2007 and $0.8 million or 16.1% of net sales in the first quarter of 2006. General and administrative expense decreases included legal, audit, and personnel costs.

Research and Development Expense. Research and development expense decreased $0.1 million to $0.5 million or 10.3% of net sales in the first quarter of 2007 from $0.6 million or 12.0% of net sales in the first quarter of 2006. Research and development costs decreased primarily as a result of lower personnel costs and product evaluation fees. Development and support continues on all of our major product lines with particular emphasis on VoIP products and service, DSL products, and wireless products.

Gain on sale of real estate. A gain on sale of real estate of $0.096 million was recorded in the first quarter of 2007. In December 2006 Zoom sold its headquarters building in Boston and agreed to lease-back some of the office space. This lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain. This deferred gain will be recorded over the subsequent 8 quarters at $0.096 per quarter for 7 quarters and $0.053 million in the 8th quarter, Q4 2008.

Other Income (Expense). Other income (expense) was net income of $0.06 million in the first quarter of 2007, primarily from interest income, partially offset by foreign exchange loss. In the first quarter of 2006 other income (expense) was net income of $.04 million primarily due to interest and rental income, partially offset by mortgage interest.

Income Tax Expense (Benefit). We did not record any tax expense in the first quarter of 2007 or the first quarter of 2006. The net deferred tax asset balance at March 31, 2007 was zero. This accounting treatment is described in further detail under the caption Critical Accounting Policies and Estimates above.

Liquidity and Capital Resources

On March 31, 2007 we had working capital of $11.7 million, including $6.2 million in cash and cash equivalents. We had a $1.6 million reduction in cash in the first three months of 2007. Operating activities used $1.6 million in cash, as follows: a net loss of $0.8 million, a decrease of accounts payable and accrued expense of $1.1 million, and an increase of inventory of $0.4 million Sources of cash from operations included a decrease of accounts receivable of $0.6 million.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 124 at March 31, 2006 and was reduced to 68 at March 31, 2007. Of the decline of 56 employees, 43 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The manufacturing personnel in Mexico are not Zoom employees. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2007, and we may make further reductions if the actions are deemed necessary.

Management believes it has sufficient resources to fund its planned operations through at least March 31, 2008. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, Zoom’s Annual Report on Form 10-K for the year ended December 31, 2006 and Zoom’s other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three months ended March 31, 2007, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. Investment Rate Risk - Our investment portfolio consists entirely of money market funds, which are subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that it has a material exposure to interest rate risk

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Relatively few customers have accounted for a substantial portion of our net sales. In the first quarter of 2007 the Company's net sales to its top three customers accounted for 41% of its total net sales. In the first quarter of 2006 the Company's net sales to its top three customers accounted for 34% of its total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

The Company entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this arrangement ownership of all unsold products previously purchased from the Company reverted to the Company in November 2006. The new arrangement resulted in an accounting adjustment that reduced the Company’s net sales and net profit for 2006. Under the consignment arrangement we are not able to recognize revenue from the sale of a product until the retailer actually sells such product to its customer. The consignment arrangement also results in a delay in the dating of invoices, the recognition of accounts receivable, and the due dates for payment by the retailer for goods sold. If additional significant customers adopt similar arrangements or otherwise change the terms of sale, our business, results of operation and liquidity will be harmed.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In 2005 sales outside of North America were 55% of our net sales. In 2006 sales outside North America were 44% of our net sales. In the first quarter of 2007 sales outside North America were 27% of our total net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. The types of risks faced in connection with international operations and sales include, among others:

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

Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We . We are often indemnified by our suppliers relative to certain intellectual property rights; but these indemnifications do not cover all possible suits, and there is no guarantee that a relevant indemnification will be honored by the indemnifying party.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1	Change of Control and Severance Agreement between the Company and Frank B. Manning dated as of 12/28/06

10.2	Change of Control and Severance Agreement between the Company and Peter R. Kramer dated as of 12/28/06

10.3	Change of Control and Severance Agreement between the Company and Robert A. Crist dated as of 4/27/07

10.4	Change of Control and Severance Agreement between the Company and Deena Randall dated as of 4/27/07

10.5	Change of Control and Severance Agreement between the Company and Terry Manning dated as of 4/27/07

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: May 14, 2007	By: /s/ Frank B. Manning
Frank B. Manning, President

Date: May 14, 2007	By: /s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Change of Control and Severance Agreement between the Company and Frank B. Manning dated as of 12/28/06

10.2	Change of Control and Severance Agreement between the Company and Peter R. Kramer dated as of 12/28/06

10.3	Change of Control and Severance Agreement between the Company and Robert A. Crist dated as of 4/27/07

10.4	Change of Control and Severance Agreement between the Company and Deena Randall dated as of 4/27/07

10.5	Change of Control and Severance Agreement between the Company and Terry Manning dated as of 4/27/07

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement