Form 10-Q
period 2007-06-30
ZOOM TECHNOLOGIES INC
filed 2007-08-14
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2007, was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14-15

Part II.	Other Information

Item 1A	Risk Factors	15-21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24

	Exhibits	xx

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$5,808,008	$7,833,046
Accounts receivable, net of allowances of $1,109,679 at June 30, 2007 and $915,969 at December 31, 2006	2,500,709	3,385,280
Inventories	4,217,594	4,511,814
Prepaid expenses and other current assets	262,751	269,301
Total current assets	12,789,062	15,999,441

Equipment, net	201,783	249,221
Total assets	$12,990,845	$16,248,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,571,264	$2,639,935
Accrued expenses	480,369	562,349
Deferred gain on sale of real estate	367,245	367,245
Total current liabilities	2,418,878	3,569,529

Deferred gain on sale of real estate	165,521	357,373
Total liabilities	2,584,399	3,926,902

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued - 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,423,981	31,275,169
Accumulated deficit	(21,685,979)	(19,597,296)
Accumulated other comprehensive income -currency translation adjustment	582,212	557,655
Treasury stock (8,400 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	10,406,446	12,321,760
Total liabilities and stockholders' equity	$12,990,845	$16,248,662

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$4,342,052	$4,518,233	$9,096,308	$9,798,943
Cost of goods sold	3,871,321	4,295,669	7,505,794	8,610,622
Gross profit	470,731	222,564	1,590,514	1,188,320

Operating expenses:
Selling	878,154	878,022	1,771,726	1,781,967
General and administrative	606,624	697,780	1,245,541	1,546,688
Research and development	490,875	557,112	982,214	1,188,873
Total operating expenses	1,975,653	2,132,914	3,999,481	4,517,527
Operating profit (loss) before gain on sale of real estate	(1,504,922)	(1,910,350)	(2,408,967)	(3,329,206)
Gain on sale of real estate	95,626	-	191,552	-

Operating profit (loss)	(1,409,296)	(1,910,350)	(2,217,415)	(3,329,206)

Interest income	71,194	57,868	149,240	138,190
Interest (expense)	-	(54,978)	-	(145,704)
Other, net	(544)	49,964	(20,563)	104,378
Total other income (expense), net	70,650	52,854	128,677	96,864

Income (loss) before income taxes	(1,338,646)	(1,857,496)	(2,088,738)	(3,232,342)

Income taxes	—	—	—	—

Net income (loss)	$(1,338,646)	$(1,857,496)	$(2,088,738)	$(3,232,342)

Basic and diluted net income (loss) per share	$(0.14)	$(0.20)	$(0.22)	$(0.35)

Weighted average common and common equivalent shares

Basic and diluted	9,346,966	9,346,966	9,346,966	9,346,966

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$(2,088,738)	$(3,232,342)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	41,909	111,966
Amortization of deferred gain on sale of real estate	(191,552)
Stock based compensation	148,812	123,018
Changes in operating assets and liabilities:
Accounts receivable, net	903,623	440,986
Inventories	295,346	915,954
Prepaid expenses and other assets	7,576	(36,414)
Accounts payable and accrued expenses	(1,149,005)	(1,600,372)
Net cash provided by (used in) operating activities	(2,032,029)	(3,277,204)

Investing activities:
Additions to property, plant and equipment	5,887	(35,941)

Net cash provided by (used in) investing activities	5,887	(35,941)

Financing activities:
Principal payments on long-term debt...	-	(1,243,313)
Net cash provided by (used in) financing activities	-	(1,243,313)

Effect of exchange rate changes on cash	1,103	1,975

Net change in cash	(2,025,039)	(4,554,483)

Cash and cash equivalents at beginning of period	7,833,046	9,081,122

Cash and cash equivalents at end of period	$5,808,007	$4,526,639

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$145,704
Income taxes	$—	$—

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

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to such underpayments would be classified as a component of income tax expense. No material amounts of interest or penalties for underpayments of income taxes were required to be accrued as of June 30, 2007.

The Company files income tax returns in the United States and the United Kingdom. Currently, open tax years in the US for federal and state income tax purposes are 2003 through 2006. Open tax years in the UK are 2005 through 2006.

The Company accounts for point-of-sale taxes on a net basis under Emerging Issues Tax Force No. 06-3,, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

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

(2) Liquidity

On June 30, 2007 the Company had working capital of $10.4 million, including $5.8 million in cash and cash equivalents.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 116 at June 30, 2006 and 68 at June 30, 2007. Thirty-seven of this total reduction of 48 resulted from the closing of the Company’s Boston manufacturing facility in August 2006. The Company’s production activity was outsourced to a lower-cost maquiladora factory in Tijuana, Mexico. The Company plans to continue to assess its cost structure as it relates to revenues and cash position. The Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at June 30, 2007 were $12.8 million and current liabilities were $2.4 million. The Company did not have any long-term debt at June 30, 2007. Management believes it has sufficient resources to fund its planned operations through at least June 30, 2008. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

Options to purchase 1,360,250 shares of common stock at June 30, 2007 and 1,226,200 shares at June 30, 2006 were outstanding but not included in the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006 because their effect would be antidilutive.

(4) Inventories

Inventories consist of :	June 30, 2007	December 31, 2006
Raw materials	$2,413,444	$2,969,375
Work in process	332,231	522,307
Finished goods	1,471,919	1,020,132
Total Inventories	$4,217,594	$4,511,814

(5) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(1,338,646)	$(1,857,496)	$(2,088,738)	$(3,232,342)
Foreign currency translation adjustment	20,692	59,882	24,557	65,524
Comprehensive income (loss)	$(1,317,954)	$(1,797,614)	$(2,064,181)	$(3,166,818)

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

(7) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales follow:

	Three Months Ended June 30, 2007	% of Total	Three Months Ended June 30, 2006	% of Total	Six Months Ended June 30, 2007	% of Total	Six Months Ended June 30, 2006	% of Total
North America	$2,629,708	61%	$2,478,515	55%	$6,115,371	71%	$5,430,638	55%
Turkey	54,650	1%	391,042	9%	17,936	0%	1,052,264	11%
UK	1,067,779	24%	888,340	20%	1,730,734	17%	1,794,706	18%
All Other	589,915	14%	760,336	16%	1,232,267	12%	1,521,335	16%
Total	$4,342,052	100%	$4,518,233	100%	$9,096,308	100%	$9,798,943	100%

(8) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the second quarter of 2007 the Company's net sales to its top three customers accounted for 44% of its total net sales. In the second quarter of 2006 the Company's net sales to its top three customers accounted for 35% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

(9) Subsequent Event

On July 26, 2007 Zoom purchased, for $1.06 million cash, Series A Preferred Shares of Unity Business Networks L.L.C. (Unity) and an option to acquire all the outstanding capital stock of Unity. Zoom is now the holder of all the Series A Preferred Shares of Unity, which are convertible into 15% of Unity’s Common Stock on a fully-diluted basis and which have a liquidation preference of $1.06 million. Under the option Zoom may acquire 100% of Unity based on a multiple of Unity’s 2008 qualifying revenues. A multiple of 1.44869 will be used if Unity's 2008 revenues are $10 million or more and if 2008 net income (before subtracting capital expenses, depreciation expenses, amortization expenses, and interest expenses) is break-even or better. Otherwise a multiple of 1.20870 will be used. The option is exercisable for 30 days after the receipt of Unity’s 2008 audited financial statements. Zoom may elect to pay from 70% to 90% of the option price in cash, with the remainder of the purchase price in Zoom stock. If Zoom exercises its option, Zoom expects to fund the option price with proceeds from the issuance of its Common Stock and from debt. The Series A Preferred Shares and the option to purchase Unity can be sold under certain conditions specified in Zoom’s related 8-K which has been filed with the SEC.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. Our products include broadband and dial-up modems and other communication products, We sell our products through a direct sales force and through independent sales agents. As of June 30, 2007 our employees were primarily located at our headquarters in Boston, Massachusetts, our support office in Boca Raton, Florida, and our sales office in the United Kingdom. During July and August 2007 we closed our support office in Boca Raton, Florida and transferred their support activities to our headquarters in Boston. We typically design our hardware products; but we do sometimes use another company’s design if it meets our requirements. Electronic assembling and testing of our products in accordance with our specifications is typically done in China or Taiwan.

For many years we performed most of the final assembling, testing, packaging, warehousing and distribution at a production and warehouse facility at Summer Street in Boston, Massachusetts. That location also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have implemented that plan. Our lease for our Summer Street facility expired in August 2006, and we completely vacated the facility on September 30, 2006.

Since 1983 our headquarters has been near South Station in downtown Boston. We owned two adjacent buildings which connect on most floors, and which housed our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million, of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet.

For many years we derived a majority of our net sales from the retail after-market sale of dial-up modems to customers seeking to add or upgrade a modem for their personal computers. In recent years the size of this market and our sales to this market have declined, as personal computer manufacturers have incorporated a modem as a built-in component in most consumer personal computers and as increasing numbers of consumers worldwide have switched to broadband Internet access. The consensus of communications industry analysts is that sales of dial-up modems will probably continue to decline. There is also consensus among industry analysts that the installed base for broadband Internet connection devices, such as cable modems and DSL modems, will grow rapidly. In response to increased and forecasted worldwide demand for faster connection speeds and increased modem functionality, we have invested and continue to invest resources to advance our product line of broadband modems, both DSL modems and cable modems.

We continually seek to improve our product designs and manufacturing approach to improve product performance and reduce our costs. We pursue a strategy of outsourcing rather than internally developing our modem chipsets, which are application-specific integrated circuits that form the technology base for our modems. By outsourcing the chipset technology, we are able to concentrate our research and development resources on modem system design, leverage the extensive research and development capabilities of our chipset suppliers, and reduce our development time and associated costs and risks. As a result of this approach, we are able to quickly develop new products while maintaining a relatively low level of research and development expense as a percentage of net sales. We also outsource aspects of our manufacturing to contract manufacturers as a means of reducing our costs of production, and to provide us with greater flexibility in our production capacity.

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead. Our total headcount of full-time employees, including temporary workers, went from 116 on June 30, 2006 to 68 on June 30, 2007. Of the decline of 48 employees, 37 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The manufacturing personnel in Mexico are not included in our 2007 headcount. Of the 68 employees on December 31, 2006, 14 were engaged in research and development, 19 were involved in purchasing, assembly, packaging, shipping and quality control, 23 were engaged in sales, marketing and technical support, and the remaining 12 performed accounting, administrative, management information systems, and executive functions.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, marketing, support, and overhead costs associated with retailers also tend to be higher. Our sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that retailers are currently a more significant channel for our dial-up modems than for our broadband modems, that a higher percentage of our DSL sales come from low-margin countries, and that there is stronger competition in the broadband market than in the dial-up market.

In the second quarter of 2007 our net sales were down 3.9% compared to the second quarter of 2006. The main reason for the sales decrease was the decline in DSL modem sales to Turkey due to actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. We are seeing growth in some areas, including DSL sales to U.S. Internet Service Providers and DSL and Cable modem sales to U.S. and U.K. retailers. We are continuing our efforts to expand our DSL customer base and product line. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Our cash and cash equivalents balance at June 30, 2007 was $5.8 million, down from $7.8 million at December 31, 2006. This reduction was due primarily to our $2.1 million loss and $1.3 million reduction in liabilities for the six month period, partially offset by a reduction in accounts receivable and inventory.

Critical Accounting Policies and Estimates

Following is a discussion of our more significant accounting policies and estimates. As described below, management judgments and estimates must be made and used in connection with the preparation of our consolidated financial statements. Material differences could result in the amount and timing of our net sales, costs, and expenses for any period if we made different judgments or used different estimates.

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

We recognize hardware net sales to our customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes from us to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many of our customer contracts or purchase orders specify FOB destination. We verify the delivery date on all significant FOB destination shipments made during the last 10 business days of each quarter.

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

Our 2007 VoIP service revenues are recorded as the end-user-customer consumes billable VoIP services. The end-user-customer becomes a service customer by electing to sign up for the Global Village billable service on the Internet. We record revenue as billable services are consumed or monthly when flat-fee services are billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Our management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, ranging from a high of 10.6% to a low of 5.4% in the past two years. Product returns as a percentage of total net sales were 9.6% in the first six months of 2007.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and an allowance against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2005, and $0.1 million in 2006. In the first six months of 2007 the reduction in our net sales due to price protection was $0.07 million.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.1 million in 2005 and $1.1 million in 2006. In the first six months of 2007, the reduction in our net sales due to sales and marketing incentives was $0.7 million compared to $0.6 million in the first six months of 2006.

Consumer Mail-In and in Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates $0.8 million in 2005 and 2006. In the first six months of 2007 the reduction in our net sales due to consumer rebates was $0.3 million compared to $0.5 million in the first six months of 2006.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer rebates. These allowances are reduced as actual credits are issued to the customers. Our bad-debt write-offs and expense were not significant in either the first six months of 2006 or 2007.

Inventory Valuation and Cost of Goods Sold. Inventory is valued on a standard cost basis where the material standards are periodically updated for current material pricing. Allowances for obsolete inventory are established by our management based on usability reviews performed each quarter. Our allowances against the inventory of a particular product range from 0% to 100%, based on management's estimate of the probability that the material will not be consumed or that it will be sold below cost. Our valuation process is to compare our cost to the selling prices each quarter, and if the selling price of a product is less than the "if completed" cost of our inventory, we write-down the inventory on a "lower of cost or market" basis.

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our consolidated financial statements we estimate our income tax provision. This process involves the estimation of our actual current tax together with deferred income taxes on temporary differences between the book and tax bases of assets and liabities and on net operating loss and tax credit carryovers. We assess the likelihood that our net deferred income tax assets will be recovered. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

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

On December 31, 2006 we had federal net operating loss carry forwards of approximately $31,854,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2025. On December 31, 2006 we had state net operating loss carry forwards of approximately $22,253,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2007 to 2010.

Results of Operations

Summary. Net sales were $4.3 million for our second quarter ended June 30, 2007, down 3.9% from $4.5 million in the second quarter of 2006. We had a net loss of $1.4 million for the second quarter of 2007, compared to a net loss of $1.9 million in the second quarter of 2006. Loss per diluted share improved from $0.20 for the second quarter of 2006 to $0.14 for the second quarter of 2007.

Net sales were $9.1 million for the six months ended June 30, 2007, down 7.2% from $9.8 million in the first six months of 2006. We had a net loss of $2.1 million for the first six months of 2007, compared to a net loss of $3.2 million in the first six months of 2006. Loss per diluted share was $0.22 for the first six months of 2007 compared to a loss per diluted share of $0.35 for the first six months of 2006.

Net Sales. Our net sales for the second quarter of 2007 decreased 3.9% from the second quarter of 2006, primarily due to a 16% decrease in dial-up modem sales, partially offset by a 600% increase in cable modem sales and a 14% increase in DSL modem sales. Dial-up modem net sales declined to $1.8 million in the second quarter of 2007 compared to $2.1 million in the second quarter of 2006, primarily due to the continued decline of the dial-up modem after-market. Cable modem sales increased from $0.1 million net sales in the second quarter of 2006 to $0.4 million net sales in the second quarter of 2007. DSL modem net sales increased from $1.8 million in the second quarter of 2006 to $2.0 million in the second quarter of 2007. The increase in cable and DSL modem net sales was primarily a result of increased sales to our large retailer customers.

Our net sales for the first six months of 2007 decreased 7.2% from the first six months of 2006, primarily due to a 16% decrease in dial-up modem sales and a 4% decrease in DSL modem sales, partially offset by an 800% increase in cable modem sales. Dial-up modem net sales declined to $3.8 million in the first six months of 2007 compared to $4.5 million in the first six months of 2006, primarily resulting from the continued decline of the dial-up modem after-market. DSL modem net sales decreased to $4.3 million in the first six months of 2007 compared to $4.4 million in the first six months of 2006, primarily as a result of decreased DSL sales to our Turkish distributor as discussed above. Cable modem sales increased from $0.1 million net sales in the first half of 2006 to $0.8 million net sales in the first half of 2007.

Our net sales in North America were $2.6 million in the second quarter of 2007, an increase from $2.5 million in the second quarter of 2006. Our net sales in Turkey were $0.1 million in the second quarter of 2007, a decrease from $0.4 million in the second quarter of 2006. Our net sales in the U.K. were $1.1 million in the second quarter of 2007, an increase from $0.9 million in the second quarter of 2006. The increase in sales in the North America and in the U.K. resulted from higher sales through our retailer channel. The decline in net sales in Turkey resulted from the decline in DSL modem sales due to actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. Our net sales outside North America, Turkey and the U.K. were $0.6 million in the second quarter of 2007, a decrease from $0.8 million in the second quarter of 2006.

Our net sales in North America were $6.1 million in the first six months of 2007, an increase from $5.4 million in the first six months of 2006. Our net sales in Turkey were $0.02 million in the first six months of 2007 and $1.1 million in the first six months of 2006. Our net sales in the U.K. were $1.7 million in the first six months of 2007, a decline from $1.8 million in the first six months of 2006. Our net sales in countries outside North America, Turkey and the U.K. were $1.2 million for the first six months of 2007 and $1.5 million for the first six months of 2006.

In the second quarter of 2007 our net sales to our top three customers accounted for 44% of our total net sales, with our net sales to a North American retailer accounting for 16% of total net sales. The remaining 28% was split equally between a large electronics retailer in North America and a large electronics retailer in the U.K. For the first six months of 2007, our net sales to our top three customer accounted for 41% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.5 million in the second quarter of 2007, an increase from $0.2 million in the second quarter of 2006. Our gross margin percent of net sales increased to 10.8% in the second quarter of 2007 from 4.9% in the second quarter of 2006. Gross margins were higher in the second quarter of 2007 primarily due to the move of our Boston final assembly operation to Tijuana, Mexico, which lowered manufacturing personnel, space, and occupancy costs compared to the second quarter of 2006. Reduced product obsolescence expense also contributed to the improvement in gross margins, partially offset by lower product margins due to pricing, cost, and sales mix changes.

Our total gross profit was $1.6 million in the first six months of 2007, an improvement from the $1.2 million recorded in the first six months of 2006. Our gross margin percent of net sales increased to 17.5% in the first six months of 2007 from the 12.1% recorded in the first six months of 2006. Gross margins were higher primarily because of reduced charges for obsolescence expense and lower manufacturing expense due to the transfer of our production operation from Boston to Mexico in the third quarter of 2006.

Selling Expense. Selling expense was unchanged at $0.9 million for the second quarter of 2007 and 2006. Selling expense as a percentage of net sales was 20.2% in the second quarter of 2007 and 19.4% of net sales in the second quarter of 2006. Personnel salary and commission expense was lower in the second quarter of 2007 compared to the second quarter of 2006 but was approximately offset by increased customer delivery costs.

Selling expense was unchanged at $1.8 million for the first six months of 2007 and 2006. Selling expense as a percentage of net sales was 19.5% in the first six months of 2007 and 18.2% of net sales in the first six months of 2006. Personnel salary and commission expense was lower in the first six months of 2007 compared to the first six months of 2006 but were approximately offset by increased customer delivery costs.

General and Administrative Expense. General and administrative expense was $0.6 million or 14.0% of net sales in the second quarter of 2007 compared to $0.7 million or 15.4% of net sales in the second quarter of 2006. The reduction was primarily the result of reduced personnel, legal, and audit expense.

General and administrative expense was $1.2 million or 13.7% of net sales in the first six months of 2007 compared to $1.5 million or 15.8% of net sales in the first six months of 2006. The reduction was primarily the result of reduced personnel, legal, and audit expense.

Research and Development Expense. Research and development expense decreased $0.1 million to $0.5 million or 11.3% of net sales in the second quarter of 2007 from $0.6 million or 12.3% of net sales in the second quarter of 2006. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions. Development and support continues on all of our major product lines with particular emphasis on VoIP products and service, DSL products, and wireless products

Research and development expense decreased $0.2 million to $1.0 million or 10.8% of net sales in the first six months of 2007 from $1.2 million or 12.1% of net sales in the first six months of 2006. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions.

Gain on sale of real estate. A gain on sale of real estate of $0.096 million was recorded in each of the first and second quarters of 2007. In December we sold our headquarters building in Boston and agreed to lease-back some of the office space. This lease-back arrangement resulted in a gain of which a portion ($0.725 million) was deferred. The deferred portion of the gain is being recognized over the lease-back term at $0.096 million per quarter.

Total Other Income (Expense), Net. Other income (expense), net was income, net of $0.07 million in the second quarter of 2007, primarily from interest income, compared to income, net of $0.05 million in the second quarter of 2006, primarily from interest income and rental income, partially offset by interest expense from our prior mortgage.

Total other income (expense), net was income, net of $0.1 million in the first six months of 2007 and 2006.

Income Tax Expense (Benefit). We did not record any tax expense in the first or second quarter of 2007 or the first or second quarter of 2006. The net deferred tax asset balance at June 30, 2007 was zero. This accounting treatment is described in further detail under the caption Critical Accounting Policies and Estimates above.

Liquidity and Capital Resources

On June 30, 2007 we had working capital of $10.4 million, including $5.8 million in cash and cash equivalents. In the first six months of 2007, operating activities used $2.0 million in cash. Our net loss in the first six months of 2007 was $2.1 million. Uses of cash from operations included a decrease of accounts payable and accrued expenses of $1.3 million. Sources of cash from operations included a decrease of accounts receivable of $0.9 million and inventory of $0.3 million.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 116 at June 30, 2006 and was reduced to 68 at June 30, 2007. Of the decline of 48 employees, 37 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The manufacturing personnel in Mexico are not Zoom employees. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2007, and we may make further reductions if the actions are deemed necessary.

On July 26, 2007 Zoom purchased, for $1.06 million cash, Series A Preferred Shares of Unity Business Networks L.L.C. (Unity) and an option to acquire all the outstanding capital stock of Unity. Zoom is now the holder of all the Series A Preferred Shares of Unity, which are convertible into 15% of Unity’s Common Stock on a fully-diluted basis and which have a liquidation preference of $1.06 million. Under the option Zoom may acquire 100% of Unity based on a multiple of Unity’s 2008 qualifying revenues. A multiple of 1.44869 will be used if Unity's 2008 revenues are $10 million or more and if 2008 net income (before subtracting capital expenses, depreciation expenses, amortization expenses, and interest expenses) is break-even or better. Otherwise a multiple of 1.20870 will be used. The option is exercisable for 30 days after the receipt of Unity’s 2008 audited financial statements. Zoom may elect to pay from 70% to 90% of the option price in cash, with the remainder of the purchase price in Zoom stock. If Zoom exercises its option, Zoom expects to fund the option price with proceeds from the issuance of its Common Stock and from debt. The Series A Preferred Shares and the option to purchase Unity can be sold under certain conditions specified in Zoom’s related 8-K which has been filed with the SEC.

Management believes it has sufficient resources to fund its planned operations through at least June 30, 2008. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, Zoom’s Annual Report on Form 10-K for the year ended December 31, 2006 and Zoom’s other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments:

Other than as discussed above, during the six months ended June 30, 2007, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Relatively few customers have accounted for a substantial portion of our net sales. In the second quarter of 2007 net sales to our top three customers accounted for 44% of our total net sales. In the second quarter of 2006 net sales to our top three customers accounted for 35% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

In connection with the move of most of our manufacturing operations to Mexico, we rely on a business processing outsourcing partner to hire, subject to our oversight, the production team for our manufacturing operation, provide the selected facility described above, and coordinate some of the start-up and ongoing manufacturing logistics relating to our operations in Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the start-up and ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively is critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

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

The Company entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this arrangement ownership of all unsold products previously purchased from the Company reverted to the Company in November 2006. The new arrangement resulted in an accounting adjustment that reduced the Company’s net sales and net profit for 2006. Under the consignment arrangement we do not recognize revenue from the sale of a product until the retailer actually sells such product to its customer. The consignment arrangement also results in a delay in the dating of invoices, the recognition of accounts receivable, and the due dates for payment by the retailer for goods sold. If additional significant customers adopt similar arrangements or otherwise change the terms of sale, our business, results of operation and liquidity will be harmed.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In 2005 sales outside of North America were 55% of our net sales. In 2006 sales outside North America were 44% of our net sales. In the second quarter of 2007 sales outside North America were 39% of our total net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. The types of risks faced in connection with international operations and sales include, among others:

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

New environmental regulations recently implemented or scheduled to be implemented later in 2007 may increase our manufacturing costs and harm our business.

The State of California has implemented regulations requiring the use of highly efficient power cubes. These new requirements will affect many of our products and will typically result in an increase of $0.20 to $0.70 in our cost to produce those products that use U.S. power cubes. This is expected to reduce our gross margin for those products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 22, 2007. At the Annual Meeting, the stockholders voted:

1. To elect five (5) directors to serve for the ensuing year and until their successors are duly elected. The votes cast were as follows:

Nominees	For	Withheld/Abstain
Frank B. Manning	8,942,859	371,020
Peter R. Kramer	8,918,530	395,349
Bernard Furman	8,911,240	402,639
J. Ronald Woods	8,911,640	402,239
Joseph Donovan	8,937,869	376,010

2. To amend the Zoom Technologies, Inc. 1990 Stock Option Plan. The votes cast were as follows:

For	Against	Abstain	Broker Non-Votes
2,647,528	361,447	22,729	5,897,245

3. To amend the Zoom Technologies, Inc. 1998 Employee Equity Incentive Plan. The votes cast were as follows:

For	Against	Abstain	Broker Non-Votes
3,192,127	209,478	15,029	5,897,245

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Series A Preferred Share Purchase Agreement, dated July 25, 2007, by and between Unity Business Networks, L.L.C. and Zoom Technologies, Inc.

10.2	Option Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the members of Unity listed on the signature page thereto.

10.3
Investor Rights Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the holders of Unity’s Common Interests listed on the signature page thereto.

10.4	Second Amended and Restated Operating Agreement of Unity Business Networks, L.L.C., dated July 25, 2007.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Frank B. Manning
Frank B. Manning, President

Date: August 14, 2007	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Series A Preferred Share Purchase Agreement, dated July 25, 2007, by and between Unity Business Networks, L.L.C. and Zoom Technologies, Inc.

10.2	Option Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the members of Unity listed on the signature page thereto.

10.3
Investor Rights Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the holders of Unity’s Common Interests listed on the signature page thereto.

10.4	Second Amended and Restated Operating Agreement of Unity Business Networks, L.L.C., dated July 25, 2007.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.