Form 10-Q
period 2007-09-30
ZOOM TECHNOLOGIES INC
filed 2007-11-14
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 1, 2007, was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information

Item 1A	Risk Factors	15-21

Item 6.	Exhibits	21

	Signatures	22

	Exhibit Index	23

	Exhibits	24-27

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,656,283	$7,833,046
Accounts receivable, net of allowances of $1,237,309 at September 30, 2007 and $915,969 at December 31, 2006	3,664,072	3,385,280
Inventories	4,294,186	4,511,814
Prepaid expenses and other current assets	207,940	269,301
Total current assets	11,822,481	15,999,441

Equipment, net	178,854	249,221
Investment in Unity Business Networks, LLC	1,178,709	—
Total assets	$13,180,044	$16,248,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,420,459	$2,639,935
Accrued expenses	470,921	562,349
Deferred gain on sale of real estate	367,245	367,245
Total current liabilities	3,258,625	3,569,529

Deferred gain on sale of real estate	69,594	357,373
Total liabilities	3,328,219	3,926,902

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,468,147	31,275,169
Accumulated deficit	(22,298,902)	(19,597,296)

Accumulated other comprehensive income -currency translation adjustment	596,348	557,655
Treasury stock (8,400 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	9,851,825	12,321,760

Total liabilities and stockholders' equity	$13,180,044	$16,248,662

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$5,580,131	$3,579,317	$14,676,439	$13,378,260
Cost of goods sold	4,287,082	3,338,349	11,792,877	11,948,971
Gross profit	1,293,049	240,968	2,883,562	1,429,289

Operating expenses:
Selling	979,252	781,955	2,750,978	2,563,921
General and administrative	617,086	689,599	1,862,627	2,236,287
Research and development	433,823	520,767	1,416,036	1,709,640
Total operating expenses	2,030,161	1,992,321	6,029,641	6,509,848
Operating profit (loss) before gain on sale of real estate	(737,112)	(1,751,353)	(3,146,079)	(5,080,559)
Gain on sale of real estate	95,926	—	287,478	—-

Operating profit (loss)	(641,186)	(1,751,353)	(2,858,601)	(5,080,559)

Other income( expense):
Gain on sale of investment in Intermute, Inc.	-	869,750	-	869,750
Interest income	47,568	51,138	196,808	189,327
Interest (expense)	-	(76,140)	-	(221,845)
Other, net	(19,251)	74,364	(39,814)	178,744
Total other income (expense), net	28,317	919,112	156,994	1,015,976

Income (loss) before income taxes	(612,869)	(832,241)	(2,701,607)	(4,064,583)

Income taxes	—	—	—	—

Net income (loss)	$(612,869)	$(832,241)	$(2,701,607)	$(4,064,583)

Basic and diluted net income (loss) per share	$(0.07)	$(0.09)	$(0.29)	$(0.43)

Weighted average common and common equivalent shares

Basic and diluted	9,346,966	9,346,966	9,346,966	9,346,966

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(2,701,607)	$(4,064,583)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Investment in InterMute, Inc	-	(869,750)
Amortization of deferred gain on sale of real estate	(287,478)	-
Depreciation	65,847	172,006
Stock based compensation	192,978	180,977
Changes in operating assets and liabilities:
Accounts receivable, net	(246,042)	921,914
Inventories	220,026	784,753
Prepaid expenses and other assets	62,489	22,406
Accounts payable and accrued expenses	(306,384)	(1,573,819)
Net cash provided by (used in) operating activities	(3,000,171)	(4,426,096)

Investing activities:
Investment in Unity Business Networks, LLC	(1,178,709)	-
Proceeds from sale of Investment in InterMute, Inc.	-	869,750
Additions to property, plant and equipment	4,892	(84,572)
Net cash provided by (used in) investing activities	(1,178,817)	785,178

Financing activities:
Principal payments on long-term debt	-	(1,275,258)
Net cash provided by (used in) financing activities	-	(1,275,258)

Effect of exchange rate changes on cash	(2,775)	(6,251)

Net change in cash	(4,176,763)	(4,922,427)

Cash and cash equivalents at beginning of period	7,833,046	9,081,122

Cash and cash equivalents at end of period	$3,656,283	$4,158,695

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$221,845
Income taxes	$—	$—

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

Effective January 1, 2007, the Company adopted FIN 48. As of that date and as of September 30, 2007 the Company had no material unrecognized income tax benefits. Further, no significant changes in the unrecognized income tax benefits are expected to occur over the next twelve months.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to such underpayments would be classified as a component of income tax expense. No material amounts of interest or penalties for underpayments of income taxes were required to be accrued as of September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option had been elected are reported as a cumulative effect adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in operations. SFAS is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on January 1, 2008. The Company is currently determining if fair value accounting is appropriate for any eligible items and cannot currently estimate the effect, if any, that SFAS 159 will have on its financial statements.

 (2) Liquidity

On September 30, 2007 the Company had working capital of $8.6 million, including $3.7 million in cash and cash equivalents.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 79 at September 30, 2006 and 65 at September 30, 2007. The Company plans to continue to assess its cost structure as it relates to revenues and cash position. The Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at September 30, 2007 were $11.8 million and current liabilities were $3.3 million. The Company did not have any long-term debt at September 30, 2007. Management believes it has sufficient resources to fund its planned operations through at least September 30, 2008. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3) Earnings Per Share

Options to purchase 1,388,750 shares of common stock at September 30, 2007 and 1,228,200 shares at September 30, 2006 were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 because their effect would be antidilutive.

(4) Inventories

Inventories consist of :	September 30, 2007	December 31, 2006
Raw materials	$2,566,677	$2,969,375
Work in process	485,021	522,307
Finished goods	1,242,488	1,020,132
Total Inventories	$4,294,186	$4,511,814

(5) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(612,869)	$(832,241)	$(2,701,607)	$(4,064,583)
Foreign currency translation adjustment	14,136	44,696	38,693	110,220
Comprehensive income (loss)	$(598,733)	$(876,937)	$(2,662,914)	$(3,954,363)

(6) Contingencies

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

(7) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales follow:

	Three Months		Three Months		Nine Months		Nine Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	September 30, 2007	Total	September 30, 2006	Total	September 30, 2007	Total	September 30, 2006	Total
North America	$3,259,696	58%	$2,280,425	64%	$9,374,066	64%	$7,711,063	58%
Turkey	44,575	1%	49,630	1%	62,511	0%	1,101,894	8%
UK	1,452,551	26%	679,357	19%	3,183,286	22%	2,474,063	18%
All Other	823,309	15%	569,905	16%	2,055,576	14%	2,091,240	16%
Total	$5,580,131	100%	$3,579,217	100%	$14,676,439	100%	$13,378,260	100%

(8) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the third quarter of 2007 the Company's net sales to its top three customers accounted for 50% of its total net sales. In the third quarter of 2006 the Company's net sales to its top three customers accounted for 37% of its total net sales. In the nine months ended September 30, 2007 the Company's net sales to its top three customers accounted for 44% of its total net sales. In the nine months ended September 30, 2006 the Company's net sales to its top three customers accounted for 28% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

(9) Investment in Unity Business Networks, LLC

During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008. The option is exercisable for 30 days following the receipt of Unity’s 2008 audited financial statements. The Company’s CEO is a member of Unity’s five member board of directors. Further, the Company is entitled to vote Series A Shares on an as-converted basis with Unity’s common stock. The Company is unable to exercise significant influence over Unity’s policies or operations. The Company accounts for its investment in Unity at cost. The investment will be reviewed periodically for potential impairment.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. Our products include broadband and dial-up modems and other communication products. We sell our products through a direct sales force and through independent sales agents. As of September 30, 2007 our employees were primarily located at our headquarters in Boston, Massachusetts and our sales office in the United Kingdom. During July and August 2007 we closed our support office in Boca Raton, Florida and transferred its support activities to our headquarters in Boston. We typically design our hardware products; but we do sometimes use another company’s design if it meets our requirements. Electronic assembling and testing of our products in accordance with our specifications is typically done in China or Taiwan.

For many years we performed most of the final assembling, testing, packaging, warehousing and distribution at a production and warehouse facility at Summer Street in Boston, Massachusetts. That location also engaged in firmware programming for some products. We moved these operations to a dedicated facility in Tijuana, Mexico in August and September of 2006.

Since 1983 our headquarters has been in two adjacent buildings near South Station in downtown Boston. These buildings connect on most floors and house our entire Boston staff. In December 2006 we sold these buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million, of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead. Our total headcount of full-time employees, including temporary workers, went from 79 on September 30, 2006 to 65 on September 30, 2007. Of the 65 employees on September 30, 2007, 14 were engaged in research and development, 18 were involved in purchasing, assembly, packaging, shipping and quality control, 21 were engaged in sales, marketing and technical support, and the remaining 12 performed accounting, administrative, management information systems, and executive functions.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, marketing, support, and overhead costs associated with retailers also tend to be higher. Our sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled in each country by a single in-country master distributor who handles the support, sales, and most marketing cost within that country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support, sales and marketing costs for their country. Our gross margin for broadband modems tends to be lower than for dial-up modems for a number of reasons, including that retailers are currently a more significant channel for our dial-up modems than for our broadband modems, that a higher percentage of our DSL sales come from low-margin countries, and that there is stronger competition in the broadband market than in the dial-up market.

In the third quarter of 2007 our net sales were up 56% compared to the third quarter of 2006. The main reason for the sales increase was increased shelf space for our products in major retailers including Best Buy in the U.S. and DSG in the U.K. We are also seeing growth in some areas, including DSL sales to U.S. Internet Service Providers and to U.S. and U.K. retailers. We are continuing our efforts to expand our DSL customer base and product line. Because of our significant customer concentration, however, our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

On July 26, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008. The option is exercisable for 30 days following the receipt of Unity’s 2008 audited financial statements. The Company’s CEO is a member of Unity’s five member board of directors. Further, the Company is entitled to vote Series A Shares on an as-converted basis with Unity’s common stock. The Company is unable to exercise significant influence over Unity’s policies or operations. The Company accounts for its investment in Unity at cost. The investment will be reviewed periodically for potential impairment.

Our cash and cash equivalents balance at September 30, 2007 was $3.7 million, down from $7.8 million at December 31, 2006. This reduction was due primarily to our $2.7 million loss and our $1.2 million investment, including $0.1 million of transaction costs, in Unity Business Systems.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, new product introductions, announced stock rotations and announced customer store closings, etc. Our management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, ranging from a high of 10.6% to a low of 5.4% in the past two years. Product returns as a percentage of total product sales were 10.1% in the first nine months of 2007.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and an allowance against accounts receivable. Reductions in our net sales due to price protection were $0.2 million in 2005 and $0.1 million in 2006. In the first nine months of 2007 the reduction in our net sales due to price protection was $0.08 million.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.1 million in 2005 and $1.1 million in 2006. In the first nine months of 2007, the reduction in our net sales due to sales and marketing incentives was $1.0 million compared to $0.7 million in the first nine months of 2006.

Consumer Mail-In and in Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. In the first nine months of 2007 the reduction in our net sales due to consumer rebates was $0.2 million compared to $0.6 million in the first nine months of 2006.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, and consumer rebates. These allowances are reduced as actual credits are issued to the customers. Our bad-debt write-offs and expense were not significant in either the first nine months of 2006 or 2007.

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

Valuation and Impairment of Deferred Tax Assets. As part of the process of preparing our consolidated financial statements we estimate our income tax provision. This process involves the estimation of our actual current tax together with deferred income taxes on temporary differences between the book and tax bases of assets and liabilities and on net operating loss and tax credit carryovers. We assess the likelihood that our net deferred income tax assets will be recovered. To the extent we believe that recovery is not likely, we establish a valuation allowance. Changes in the valuation allowance are reflected in the statement of operations.

Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our net deferred tax assets. We have recorded a 100% valuation allowance against our deferred tax assets. It is management's estimate that, after considering the entire available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reverse the valuation allowance and restore the deferred asset value to the balance sheet, recording an equal income tax benefit which will increase net income in that period(s).

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

Results of Operations

Summary. Net sales were $5.6 million for our third quarter ended September 30, 2007, up 56% from $3.6 million in the third quarter of 2006. From operations, we had a net loss of $0.6 million for the third quarter of 2007, compared to a net loss of $1.8 million in the third quarter of 2006. We had a total net loss of $0.6 million for the third quarter of 2007, compared to a total net loss of $0.8 million in the third quarter of 2006. Loss per diluted share improved from $0.09 for the third quarter of 2006 to $0.07 for the third quarter of 2007.

Net sales were $14.7 million for the nine months ended September 30, 2007, up 9.7% from $13.4 million in the first nine months of 2006. From operations, we had a net loss of $2.9 million for the third quarter of 2007, compared to a net loss of $5.1 million in the third quarter of 2006. We had a total net loss of $2.7 million for the first nine months of 2007, compared to a total net loss of $4.1 million in the first nine months of 2006. Loss per diluted share was $0.29 for the first nine months of 2007 compared to a loss per diluted share of $0.44 for the first nine months of 2006.

Net Sales. Our net sales for the third quarter of 2007 increased 56% from the third quarter of 2006, primarily due to a 130% increase in DSL modem sales, a 632% increase in cable modem sales, and a 3% decrease in dial-up modem sales. DSL modem net sales increased from $1.3 million in the third quarter of 2006 to $3.0 million in the third quarter of 2007. Cable modem sales increased from $0.1 million net sales in the third quarter of 2006 to $1.2 million net sales in the third quarter of 2007. Dial-up modem net sales declined from $2.0 million net sales in the third quarter of 2006 to $1.9 million in the third quarter of 2007. Our dial-up modem net sales decline was less than the overall market decline. A major reason was that in the third quarter of 2006 one of our large dial-up modem retailers converted to a consignment sales arrangement which resulted in a net sales reversal of $0.5 million. The increase in DSL and cable modem net sales was primarily a result of increased product placements and sales to our large retailer customers.

Our net sales for the first nine months of 2007 increased 9.7% from the first nine months of 2006, primarily due to a 26% increase in DSL modem sales, a 792% increase in cable modem sales, and a 12% decrease in dial-up modem sales. DSL modem net sales increased to $7.3 million in the first nine months of 2007 compared to $5.8 million in the first nine months of 2006. Cable modem sales increased to $1.2 million in the first nine months of 2007 from $0.1 million net sales in the first nine months of 2006. Dial-up modem net sales declined from $6.5 million in the first nine months of 2006 to $5.7 million in the first nine months of 2006, primarily resulting from the continued decline of the dial-up modem after-market. Zoom has increased its DSL and cable broadband product placements at existing and new large retailer customers and sales activity has grown as a result.

Our net sales in North America were $3.3 million in the third quarter of 2007, an increase of 43% from $2.3 million in the third quarter of 2006. Our net sales outside North America were $2.3 million in the third quarter of 2007, an increase of 79% from $1.3 million in the third quarter of 2006, primarily due to our net sales in the U.K. of $1.5 million in the third quarter of 2007 compared to $0.7 million in the third quarter of 2006. The increase in sales in North America and the U.K. resulted from higher sales through our retailer channel. Net sales in Turkey were very low at $0.04 million in the third quarter of 2007 and $0.05 million in the third quarter of 2006. Our net sales outside North America, Turkey and the U.K. were $0.8 million in the third quarter of 2007, an increase from $0.6 million in the third quarter of 2006.

Our net sales in North America were $9.2 million in the first nine months of 2007, an increase from $7.7 million in the first nine months of 2006, primarily due to stronger retailer customer sales. Our net sales in Turkey were $0.06 million in the first nine months of 2007 and $1.1 million in the first nine months of 2006. The main reason for the sales decrease in Turkey was the decline of DSL modem sales due to actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. Our net sales in the U.K. were $3.2 million in the first nine months of 2007, an increase from $2.5 million in the first nine months of 2006 due to stronger retailer sales of DSL modems. Our net sales in countries outside North America, Turkey and the U.K. were $2.2 million for the first nine months of 2007 and $2.1 million for the first nine months of 2006.

In the third quarter of 2007 our net sales to our top three customers accounted for 50% of our total net sales, with our net sales to a United Kingdom/European retailer accounting for 23% of total net sales. The remaining 27% was split equally between two large electronics retailers in North America. For the first nine months of 2007, our net sales to our top three customers accounted for 44% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $1.3 million in the third quarter of 2007, an increase from $0.2 million in the third quarter of 2006. Our gross margin percent of net sales increased to 23.2% in the third quarter of 2007 from 6.7% in the third quarter of 2006. Gross margins were higher in the third quarter of 2007 primarily due to the move of our Boston final assembly operation to Tijuana, Mexico, which lowered manufacturing personnel, space, and occupancy costs compared to the third quarter of 2006. Sales of products that were written off as obsolete in prior periods contributed $0.2 million to the improvement in gross margins.

Our total gross profit was $2.9 million in the first nine months of 2007, an improvement from the $1.4 million recorded in the first nine months of 2006. Our gross margin percent of net sales increased to 19.6% in the first nine months of 2007 from the 10.7% recorded in the first nine months of 2006. Gross margins were higher primarily due to lower manufacturing expense as a result of the transfer of our production operation from Boston to Mexico in the third quarter of 2006.

Selling Expense. Selling expense increased to $1.0 million for the third quarter of 2007 from $0.8 million in the third quarter of 2006. Selling expense as a percentage of net sales was 17.5% in the third quarter of 2007 and 21.8% of net sales in the third quarter of 2006. The dollar increase in selling expense was primarily due to increased variable selling costs of freight, warehousing and commissions to support the sales increase, partially offset by the reduction of other personnel costs.

Selling expense increased to $2.8 million for the first nine months of 2007 from $2.6 million in the first nine months of 2006. Selling expense as a percentage of net sales was 18.7% in the first nine months of 2007 and 19.2% of net sales in the first nine months of 2006. The dollar increase was primarily due to increased variable selling costs of freight, warehousing and commissions, to support the sales increase, partially offset by the reduction of other personnel costs.

General and Administrative Expense. General and administrative expense was $0.6 million or 11.1% of net sales in the third quarter of 2007 compared to $0.7 million or 19.3% of net sales in the third quarter of 2006. The dollar reduction was primarily the result of reduced personnel and legal expense.

General and administrative expense was $1.9 million or 12.7% of net sales in the first nine months of 2007 compared to $2.2 million or 16.7% of net sales in the first nine months of 2006. The dollar reduction was primarily the result of reduced personnel and legal expense.

Research and Development Expense. Research and development expense decreased $0.1 million to $0.4 million or 7.8% of net sales in the third quarter of 2007 from $0.5 million or 14.5% of net sales in the third quarter of 2006. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions. Development and support continues on all of our major product lines with particular emphasis on DSL products, VoIP products and service, and wireless products

Research and development expense decreased $0.3 million to $1.4 million or 9.6% of net sales in the first nine months of 2007 from $1.7 million or 12.8% of net sales in the first nine months of 2006. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions.

Gain on sale of real estate. In December 2006 we sold our headquarters building in Boston and agreed to lease-back some of the office space. This lease-back arrangement resulted in a gain of which a portion ($0.725 million) was deferred. The deferred portion of the gain is being recognized over the lease-back term at $0.096 million per quarter. The gain will be fully recognized by year-end 2007. We recognized $0.096 million on this deferred gain in the third quarters of 2007.

Total Other Income (Expense), Net. Other income (expense), net was income, net of $0.03 million in the third quarter of 2007, primarily from interest income, compared to income, net of $0.92 million, a portion of Zoom’s gain from the sale of its investment in Intermute and interest income.

Total other income (expense), net was income, net of $0.16 million in the first nine months of 2007, primarily from interest income, compared to income, net of $1.02 million, a portion of Zoom’s gain from the sale of its investment in Intermute and interest income.

Income Tax Expense (Benefit). We did not record any tax expense in the first, second, or third quarter of 2007 or the first, second, or third quarter of 2006. The net deferred tax asset balance at September 30, 2007 was zero. This accounting treatment is described in further detail under the caption Critical Accounting Policies and Estimates above.

Liquidity and Capital Resources

On September 30, 2007 we had working capital of $8.6 million, with $3.7 million of cash and a current ratio of 3.6. On December 31, 2006 we had $7.8 million of cash. In the first nine months of 2007 our cash declined by $4.2 million, with $3.0 million by operating activities and $1.2 million used by investing activities. Our use of cash from operating activities included a net loss of $2.7 million, the amortization of our deferred gain on sale of real estate of $0.3 million, an increase in accounts receivable of $0.2 million, and a decrease in accounts payable and accrued expense of $0.3 million. Sources of cash from operating activities were a decrease of inventory of $0.2 million and stock based compensation of $0.2 million. The use of cash from investing activities was due to Zoom’s Q3 2007 $1.2 million investment in Unity Business Systems, which included $0.1 million of Unity transaction costs. Shareholder equity on September 30, 2007 was $9.85 million, over $1 per share. Zoom has no long-term debt.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 79 at September 30, 2006 and 65 at September 30, 2007. The manufacturing personnel in Mexico are not Zoom employees but the transfer of our manufacturing operations to Mexico has significantly reduced the labor and overhead portion of the cost of our products. We plan to continue to assess our cost structure as it relates to our revenues and cash position going forward, and we may make further reductions if the actions are deemed necessary.

On July 26, 2007 Zoom purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at Zoom’s option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to Zoom. In addition, Zoom has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008. The option is exercisable for 30 days following the receipt of Unity’s 2008 audited financial statements. Zoom’s CEO is a member of Unity’s five member board of directors. Further, the Company is entitled to vote Series A Shares on an as-converted basis with Unity’s common stock. Zoom is unable to exercise significant influence over Unity’s policies or operations. Zoom accounts for its investment in Unity at cost. The investment will be reviewed periodically for potential impairment.

The Company's total current assets at September 30, 2007 were $11.8 million, including $3.7 million of cash, and total current liabilities were $3.3 million. The Company did not have any long-term debt at September 30, 2007.

Management believes it has sufficient resources to fund its planned operations through at least September 30, 2008. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, Zoom’s Annual Report on Form 10-K for the year ended December 31, 2006 and Zoom’s other filings with the SEC, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments:

Other than as discussed above, during the nine months ended September 30, 2007, there were no material changes to our capital commitments and contractual obligations from those disclosed in the Form 10-K for the year ended December 31, 2006.

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
As of September 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
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

To stay in business we may require future additional funding, which we may be unable to obtain on favorable terms if at all.

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

Industry analysts believe that the market for our dial-up modems will continue to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

•	using a standard telephone line and appropriate service for dial-up modems;

•	DSL modems;

•	using a cable modem with a cable TV line and cable modem service;

•	using a router and some type of modem to service the computers connected to a local area network; or

•	other approaches, including wireless links to the Internet.

We currently sell products for all these forms of Internet access. The introduction of new products by competitors, market acceptance of competing products based on new or alternative technologies, or the emergence of new industry standards have in the past rendered and could continue to render our products less competitive or even obsolete. For example, these factors have caused the market for our dial-up modems to shrink dramatically. If we are unable to increase demand for our broadband modems, we may be unable to sustain or grow our business.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In the third quarter of 2007 net sales to our top three customers accounted for 50% of our total net sales. In the third quarter of 2006 net sales to our top three customers accounted for 38% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

Capacity constraints in our Mexican operations could reduce our sales and revenues and hurt customer relationships.

We rely on our Mexican operations to finish and ship most of the products we sell. Since moving our manufacturing operations to our Mexican facility we have experienced and may continue to experience constraints on our manufacturing capacity as we address challenges related to operating our new facility, such as hiring and training workers, creating the facility’s infrastructure, developing new supplier relationships, complying with customs and border regulations, and resolving shipping and logistical issues. Our sales and revenues may be reduced and our customer relationships may be impaired if we continue to experience constraints on our manufacturing capacity. We are working to minimize capacity constraints in a cost-effective manner, but there can be no assurance that we will be able to adequately minimize capacity constraints.

Our reliance on a business processing outsourcing partner to conduct our operations in Mexico could materially harm our business and prospects.

In connection with the move of most of our North American manufacturing operations to Mexico, we rely on a business processing outsourcing partner to hire, subject to our oversight, the production team for our manufacturing operation, provide the selected facility described above, and coordinate many of the ongoing manufacturing logistics relating to our operations in Mexico. Our outsourcing partner’s related functions include acquiring the necessary Mexican permits, providing the appropriate Mexican operating entity, assisting in customs clearances, and providing other general assistance and administrative services in connection with the ongoing operation of the Mexican facility. Our outsourcing partner’s performance of these obligations efficiently and effectively is critical to the success of our operations in Mexico. Failure of our outsourcing partner to perform its obligations efficiently and effectively could result in delays, unanticipated costs or interruptions in production, delays in deliveries to our customers, or other harm to our business, results of operation, and liquidity. Moreover, if our outsourcing arrangement is not successful, we cannot assure our ability to find an alternative production facility or outsourcing partner to assist in our operations in Mexico or our ability to operate successfully in Mexico without outsourcing or similar assistance.

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

We entered into a consignment arrangement with a significant retailer customer in October 2006. In connection with this arrangement ownership of all unsold products previously purchased from Zoom reverted to us in November 2006. Under the consignment arrangement we do not recognize revenue from the sale of a product until the retailer actually sells such product to its customer. The consignment arrangement also results in a delay in the dating of invoices, the recognition of accounts receivable, and the due dates for payment by the retailer for goods sold. If additional significant customers adopt similar arrangements or otherwise change the terms of sale, our business, results of operation and liquidity will be harmed.

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

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, DSL and cable, and the VoIP market. These markets have significant barriers to entry that have adversely affected our sales to these markets. Although some cable and DSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

•	the current limited retail market for broadband modems;

•	the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries including the U.S.;

•	the significant bargaining power of these large volume purchasers;

•	the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and

•	the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In 2006 sales outside North America were 44% of our net sales. In the third quarter of 2007 sales outside North America were 42% of our total net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. The types of risks faced in connection with international operations and sales include, among others:

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

We use contract manufacturers and Original Design Manufacturers for electronics manufacturing of most of our products. We use these third party manufacturers to help ensure low costs, rapid market entry, and reliability. Any manufacturing disruption could impair our ability to fulfill orders, and failure to fulfill orders would adversely affect our sales. Although we currently use four electronics manufacturers for the bulk of our purchases, in some cases a given product is only provided by one of these companies. The loss of the services of any of our significant third party manufacturers or a material adverse change in the business of or our relationships with any of these manufacturers could harm our business. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in part, on the ability of third parties to manufacture our products cost effectively and in sufficient quantities to meet our customer demand.

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

New environmental regulations may increase our manufacturing costs and harm our business.

The State of California and other states have implemented regulations requiring the use of highly efficient power cubes. These new requirements will affect many of our products and will typically result in an increase of $0.20 to $0.70 in our cost to produce those products that use U.S. power cubes. This is expected to reduce our gross margin for those products.

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

Regulation of VoIP services is developing and is therefore uncertain. Future regulation of VoIP services could increase our costs and restrict the growth of our VoIP business.

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

The loss of any of our executive officers or key product development personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president and chief executive officer or some other member of the senior management team, a key engineer or salesperson, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

We may have difficulty protecting our intellectual property.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and licensing arrangements to protect our intellectual property. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. We have more intellectual property assets in some countries than we do in others. In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of our technology and products more likely. We cannot ensure that the steps that we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: November 13, 2007	By:	/s/ Frank B. Manning
Frank B. Manning, President

Date: November 13, 2007	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.