Form 10-K
period 2007-12-31
ZOOM TECHNOLOGIES INC
filed 2008-03-28
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                Accelerated Filer ☐
Non-Accelerated Filer (do not check if a smaller reporting company)☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 29, 2007 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was approximately $10,085,080.32.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 15, 2008 was 9,346,966 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the registrant's 2008 annual meeting of shareholders to be filed with the SEC in April 2008 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	the sufficiency of our capital resources;
•	market acceptance of our products and services;
•	the delisting of our common stock on the Nasdaq Capital Market
•	the anticipated development, timing and success of new product and service introductions;
•	the anticipated development and expansion of our existing technologies, markets and sales channels;
•	the decline of the dial-up modem market;
•	investment in resources for product design in foreign markets;
•	the development of new competitive technologies, products and services;
•	approvals, certifications and clearances for our products and services;
•	production schedules for our products;
•	business strategies;
•	the availability of debt and equity financing;
•	general economic conditions; and
•	trends relating to our results of operations.

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

PART I

ITEM 1 - BUSINESS

We design, produce, market, sell, and support broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products. Our primary objective is to build upon our position as a leading producer of Internet access devices, and to take advantage of a number of trends in communications including enhanced Internet access, higher data rates, and voice calls traveling over the Internet.

Dial-up modems were Zoom's highest revenue category for many years. Generally our sales of dial-up modems have been declining and other product categories have become increasingly important.

Our dial-up modems connect personal computers and other devices to the local telephone line for transmission of data, fax, voice, and images. Our dial-up modems enable personal computers and other devices to connect to other computers and networks, including the Internet and local area networks, at top data speeds up to 56,000 bits per second.

In response to increased demand for faster connection speeds, we have expanded our product line to include DSL modems, cable modems, and related broadband access products. Our Asymmetric Digital Subscriber Line modems, known as ADSL modems or DSL modems, provide a high-bandwidth connection to the Internet through a telephone line that typically connects to compatible DSL equipment in or near the central telephone office. Zoom® is shipping a broad line of DSL modems. Some are fairly basic, designed to connect to the USB port of a Windows computer or the Ethernet port of a computer, router, or other device. Other Zoom DSL modems are more complex, and may include a router, a four-port switch, a firewall, a wireless access point, and other enhanced features. For a given DSL hardware platform, we often provide model variations with a different power supply, filters, firmware, packaging, or other customer-specific items.

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S., and other countries are primarily focused on retail.

We are currently shipping VoIP products which enable broadband users to make phone calls through the Internet, potentially lowering the cost of the call and providing other benefits such as the ability to manage and track calls using a Web browser. 2005 shipments included a multi-function DSL gateway with VoIP, and we also shipped a router with VoIP for use with either a DSL modem or cable modem. In February 2006 we began shipping the first products in a line of analog telephone adapters (ATAs), which connect to a router and one or more phones, and provide VoIP capabilities to the connected phones. Some of our VoIP products are targeted for sale to service providers, and some others are targeted for sale through our sales channels to end-users. Some of Zoom’s VoIP products benefit from Zoom's Global Village™ VoIP service. Global Village's VoIP service enables an end-user to make free VoIP phone calls to end-users of several VoIP service providers, including Global Village, and also allows a user to pay to call almost any phone in the world.   Zoom also has a private-label VoIP service called VoIP ASAP, which enables a service provider to offer VoIP service using that service provider’s name and logo.

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

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems can also link computers, point-of-purchase terminals, or other modem-equipped devices to each other through the traditional telephone network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our wireless-G network products typically communicate with a broadband modem for access to the Internet. Some of our Bluetooth wireless products, such as our Bluetooth modem, are designed for Internet access. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location. We do have some products, however, that do not facilitate communication of data through the Internet. The most important of these are some Bluetooth products, including our iHiFi® line of Bluetooth audio products.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external, and PC Card models. PC-oriented internal modems are designed primarily for installation in the PCI slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in PCs dedicated to a specific application, such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. Our PC Card modems are designed for use with notebook and sub-notebook computers equipped with standard PC Card slots. When sold as packaged retail products, our dial-up modems are typically shipped complete with third-party software that supports the hardware capabilities of the modem.

56K modems allow users connected to standard phone lines to download data at speeds up to 56,000 bps ("56K") when communicating with compatible central sites connected to digital lines such as T1 lines. Those central sites are typically online services, Internet Service Providers, or remote LAN access equipment. Our 56K modems typically support the V.90 standard as well as lower-speed standards, and most of our 56K modems also support the newer V.92 standard.

In March and April of 1999 we acquired substantially all of the modem product and trademark assets of Hayes Microcomputer Products, Inc., an early leader in the modem industry. In July 2000 we acquired the trademark and product rights to Global Village products. Global Village was a modem brand for Apple Macintosh computers. We now sell and market dial-up modems under the Zoom® and Hayes® names, as well as under various other private-label brands developed for some of our large accounts. In addition, we offer a VoIP service under the Global Village name.

In 2006 and 2007 our dial-up modems and related products accounted for approximately 48% and 40% of our net sales, respectively.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced new USB and PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004 Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. In March 2005 Zoom introduced a DSL modem with wireless networking using the 802.11b and 802.11g standards, a 4-port switching hub, router, and firewall. In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation. In January 2007 Zoom began shipping user-friendly upstream (that is, to the Internet) QOS Quality-of-Service capability with some of its DSL modems, to provide a “fast lane” for bandwidth-sensitive applications such as VoIP, gaming, and video. In 2008 Zoom expects to expand its user-friendly QOS to include downstream (that is, from the Internet) QOS, to add QOS to more of Zoom’s DSL products, to add other features to some of its DSL products. Zoom will also introduce a DSL modem with a built-in wireless-G router and VoIP.

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

In 2006 and 2007 our DSL modems and related products accounted for approximately 44% and 50% of our net sales.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. In 2006 we introduced our iHiFiTM line of Bluetooth products for transmission of music and other audio from one device to another – for instance, from an iPod or other sound source to a stereo or powered speakers. In 2007 we introduced a number of new iHiFi products, including Bluetooth headphones and a transmitter that works for any iPod that has an iPod docking connector.

Cable Modems

Each cable service provider has its own approval process, in which the cable service provider may require CableLabs® certification and may also require the service provider’s own company test and approval. We have obtained CableLabs® certification for our currently marketed cable modems. They have also received a number of cable service provider company approvals. The approval process has been and continues to be a significant barrier to entry, as are the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco Systems.

Zoom sells cable modems to cable service providers and original equipment manufacturers, both inside and outside the US, and to computer retailers in the US. Sales through the retail channel have been handicapped by a number of factors, including the fact that most cable service providers offer cable modems with their service and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider. However, Zoom has been expanding the number of U.S. retail outlets carrying Zoom’s cable modems, and we dramatically increased our cable modem sales in 2007.

Zoom’s cable modems currently support DOCSIS standards 1.0, 1.1, and 2.0, the popular standards in the US and many other countries. The DOCSIS 3.0 standard supports higher speeds and other features, and Comcast hopes to begin shipping some DOCSIS 3.0 cable modems in 2008. Though DOCSIS 3.0 cable modems will represent a small percentage of the total cable modems shipped in 2008, they represent an important product area; and Zoom hopes to be shipping DOCSIS 3.0 cable modems in volume at some point this year or next.

Voice over Internet Protocol

In 2004 we introduced a line of products that support VoIP or "Voice over Internet Protocol". Our first VoIP products used the standards-based Session Initiation Protocol, or SIP protocol, and are thus compatible with a wide range of other SIP-compatible VoIP products and services. SIP allows devices to establish and manage voice calls on the Internet. Zoom’s VoIP product line includes the X5v, the V3, and a line of Analog Telephone Adapters. The X5v includes a DSL modem, a router, a firewall, a 4-port switching hub, Zoom’s TelePort, and other features. The V3 has the same features as the X5v, except instead of having a built-in DSL modem, the V3 has an Ethernet port for connecting to the Ethernet port of an external DSL modem or cable modem. Zoom’s Analog Telephone Adapters connect to a router’s Ethernet port and to one or more telephones to provide those phones with VoIP capabilities. Zoom expects to introduce a DSL modem with a built-in wireless-G router and VOIP in 2008. Some of Zoom’s Analog Telephone Adapters include TelePort.

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

Zoom devoted significant resources to the VoIP product area in 2004 through 2007, and we continue to devote considerable resources to VoIP hardware, firmware, and test, and to Zoom's Global Village phone service.

In 2007 Zoom improved and extended its VoIP product line by improving the performance of its existing SIP products, introducing new multiple-phone-port SIP products, and introducing its first SkypeTM products. While SIP has been the most successful approach to VoIP for enterprise use and for VoIP offerings by telephone companies, Skype has been most successful for end-users using personal computers. We believe that Skype has tens of millions of active users worldwide. In 2007 we introduced two Skype products. One is an adapter that plugs into the USB port of a PC and allows the use of a normal corded or cordless phone, and one is a wireless PC headset that lets a user switch easily between phone calls and music.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability and introduced other Wireless-G products, including USB and PC Card clients, a wireless access point, and a wireless gaming adapter. In late 2006 Zoom introduced a Wireless-G router and a Wireless-G PCI client. Zoom is considering extensions of its wireless local area network product line, including the ADSL modem with wireless-G router and VoIP mentioned above, and also including wireless products with extended range. Zoom also plans to ship products that incorporate the extended range and higher data rate associated with the multiple-input multiple-output wireless standard, 802.11n, which is expected to be finalized in late 2008.

Dialers and Related Telephony Products

Zoom manufactures dialers that simplify the placing of a phone call by dialing digits automatically. We shipped our first telephone dialer, the Demon Dialer®, in 1981, and in 1983 began shipping the Hotshot™ dialer. As the dialer market diminished due to equal access, we focused on modems and other peripherals for the personal computer market. In 1996 we began shipping a new generation of dialers incorporating proprietary technology that is now covered by four issued U.S. patents. Some of these dialers are well-suited for routing appropriate calls through money-saving long-distance service providers, including prepaid phone card service providers.

Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America markets can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including many European Union, Caribbean, and South American countries, Canada, Mexico, Poland, Saudi Arabia, Switzerland, Turkey, the USA, Hong Kong, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.

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

CEC Appliance Efficiency Regulations

The California Energy Commission (CEC) has rules that will affect many of our products manufactured on or after July 1, 2007. These rules apply to our products with power cubes, which typically plug into an AC outlet and provide low-voltage AC or DC to a modem or other device. CEC rules will require that the power cubes used in our products be highly efficient, so that most of the input energy is used by our device and not dissipated as heat. This typically requires a power cube that costs about $1.50 more per unit than the power cubes we currently use, resulting in a smaller, lower-weight power cube that will reduce the customer’s energy usage for the power cube. Because California is the most highly populated state in the US and because many of our customers have sales outlets in California, Zoom now meets the CEC rules for all our significant US products.

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

During 2007 three customers each accounted for 10% or more of our total net sales. Together these three customers accounted for 44% of our total net sales.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to independent distributors and retailers. Our European high-volume retailers include Dixons Store Group, a major customer, and many others. Our revenues from sales outside North America were $14.0 million in 2005, $8.0 million in 2006, and $6.7 million in 2007. Approximately 46% and 61% of our net sales outside North America in 2006 and 2007, respectively, were to customers in the United Kingdom. Sales to Turkey accounted for 17% and 1% of our net sales outside North America in 2006 and 2007, respectively. We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future. Areas of focus include Western Europe, the Middle East, and Latin America.

North American High-volume Retailers and Distributors

In North America we reach the modem retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s, Micro Center, Staples, and many others. Our revenues from sales in North America were $10.3 million in 2006 and $11.8 million in 2007. Retailers typically carry an assortment of our dial-up modems, cable modems, and DSL modems; and some also carry an assortment of our wireless products.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include our major customers Tech Data, Ingram Micro, D&H Distributing, and others.

Internet and Telephone Service Providers

In recent years a growing portion of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue to devote significant efforts toward selling and supporting these customers. In addition, we will continue to offer some of our VoIP products and services to telephone service providers.

System Integrators and Original Equipment Manufacturers

Our system integrator and OEM customers sell our products under their own name or incorporate our products as a component of their systems. We seek to be responsive to the needs of these customers by providing on-time delivery of high-quality, reliable, cost-effective products with strong engineering and sales support. We believe that some of these customers also appreciate the improvement in their products' image due to use of a Zoom or Hayes brand modem.

Sales, Marketing and Support

Our sales, marketing, and support are primarily managed from our headquarters in Boston, Massachusetts. In North America we sell our Zoom, Hayes, Global Village, and private-label dial-up modem products through Zoom's sales force and through commissioned independent sales representatives managed and supported by our own staff. Most service providers are serviced by Zoom's sales force. North American technical support is primarily handled from our Boston headquarters. We also maintain a sales and logistics office in the United Kingdom for the UK and a number of other European countries.

We believe that Zoom, Hayes, and Global Village are widely recognized brand names. We build upon our brand equity in a variety of ways, including cooperative advertising, product packaging, Web advertising, trade shows, and public relations.

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of those end-users of our products who require assistance, we have our own staff of technical specialists who currently provide telephone support six days per week. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine. In 2001 we expanded our European technical support to enable users in other countries to access support in languages other than English. This support is generally provided by our support staff in Boston.

Research and Development

Our research and development efforts are focused on developing new communications products and VoIP services, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2007 we had 14 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 2006 and 2007 we expended $2.2 million and $1.8 million respectively on research and development activities.

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

In late 2006 we moved our North American manufacturing facility from Boston, Massachusetts to Tijuana, Mexico. This was a highly challenging move, since it dramatically changed our personnel, facilities, infrastructure, and logistics. The reason we made the move was to reduce our personnel cost, facilities cost, and the costs associated with shipping from Asia to North America. While we continue to experience challenges associated with the Tijuana facility, including challenges relating to bringing products across the border between the U.S. and Mexico, the Tijuana facility is running fairly smoothly now. We believe that this facility assists us in cost-effectively providing rapid response to the needs of our U.S. customers.

We usually use one primary manufacturer for a given design. We sometimes maintain back-up production tooling at a second manufacturer for our highest-volume products. Our manufacturers are normally adequate to meet reasonable and properly planned production needs; but a fire, natural calamity, strike, financial problem, or other significant event at an assembler's facility could adversely affect our shipments and revenues. Currently a substantial percentage of our manufacturing is performed by Xavi Technologies Corporation (“Xavi”). The loss of these services or a material adverse change in Xavi’s business or in our relationship could materially and adversely harm our business.

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. We currently use dial-up modem chipsets exclusively from two high-volume dial-up modem chipset manufacturers, Conexant Systems, Inc. and Agere Systems Inc. The majority of our DSL and cable modems use Conexant chipsets. We also purchase DSL chipsets from Ikanos, a company that purchased the DSL business of Analog Devices. We believe Conexant, Agere, and Ikanos have significant resources for semiconductor design and production, analog and digital signal processing, communications firmware development, and application sales and support. Integrated circuit product areas covered by these companies together include dial-up modems, DSL modems, cable modems, wireless networking, home phone line networking, routers, and gateways

We have experienced delays in receiving shipments of modem chipsets in the past, and we may experience such delays in the future. Moreover, we cannot assure that a chipset supplier will, in the future, sell chipsets to us in quantities sufficient to meet our needs or that we will purchase the specified dollar amount of products necessary to receive concessions and incentives from a chipset supplier. An interruption in a chipset supplier's ability to deliver chipsets, a failure of our suppliers to produce chipset enhancements or new chipsets on a timely basis and at competitive prices, a material increase in the price of the chipsets, our failure to purchase a specified dollar amount of products or any other adverse change in our relationship with modem component suppliers could have a material adverse effect on our results of operations.

We are also subject to price fluctuations in our cost of goods. Our costs may increase if component shortages develop, lead-times stretch out, or fuel costs continue to rise.

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

•	VoIP hardware competitors: AudioCodes, Cisco Systems (Linksys division), Digium, D-Link, Draytek, Grandstream, Mediatrix, Micro-ATA, MultiTech, Patton, Snom, Zyxel, and 8x8.
•	Bluetooth competitors: Anycom, Belkin, D-Link, IOGear, Jabra, Kensington, Linksys, Logitech, Sitecom, SMC, Targus, Trendnet, and Trust.

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

We believe we are able to provide a competitive mix of the above factors for our products, particularly when they are sold through retailers, computer product distributors, and small to medium sized Internet service providers, and system integrators. We are less successful in selling directly to large telephone companies and other large providers of broadband access services.

DSL and cable modems transmit data at significantly faster speeds than dial-up modems. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to large cable service providers. We believe a small fraction of new US cable modem placements in 2006 were sold at retail, and that a low percentage were sold through retailers in most other countries. DSL had even less success at retail in the U.S. Some European countries, however, sell significant volumes of DSL modems through retailers. In the U.K., for instance, this has resulted in Zoom placing DSL modem models into retailer Dixons Store Group.

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

The use of the Internet to provide voice communications services is a relatively recent market development. A substantial number of companies have emerged to provide VoIP products and services, and many of these companies have more extensive financial, engineering, product development, and marketing resources than we do. The principal competitive factors in the VoIP market include: price, brand recognition, service and support, features, distribution, and reliability. Competitors for our current VoIP hardware products are listed above. Competitors for our Skype VoIP products include a large number of companies worldwide, including Actiontec, Cisco Systems (Linksys division), D-Link, Motorola, Sennheiser, TeleVoIP, and U.S. Robotics.

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

Backlog

Our backlog as of March 5, 2008 was $0.6 million, and on March 7, 2007 was $0.7 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2007 we had 64 full-time employees compared to 69 as of December 31, 2006. Of the 2007 total, 14 were engaged in research and development, 18 were involved in purchasing, assembly, packaging, shipping and quality control, 21 were engaged in sales, marketing and technical support, and the remaining 11 performed accounting, administrative, management information systems, and executive functions. None of our employees is represented by a labor union.

Our Executive Officers

The names and biographical information of our current executive officers are set forth below:

Name	Age	Position with Zoom

Frank B. Manning	59	Chief Executive Officer, President and Chairman of the Board
Peter R. Kramer	56	Executive Vice President and Director
Robert A. Crist	64	Vice President of Finance and Chief Financial Officer
Terry J. Manning	56	Vice President of Sales and Marketing
Dean N. Panagopoulos	50	Vice President of Network Products
Deena Randall	54	Vice President of Operations

Frank B. Manning is a co-founder of our company. Mr. Manning has been our president, chief executive officer, and a director since May 1977. He has served as our chairman of the board since 1986. He earned his BS, MS and PhD degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006 Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, our vice president of sales and marketing. From 1999 to 2005 Mr. Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning has been a Director of Unity Business Networks, a hosted VoIP service provider, since Zoom’s investment in July 2007.

Peter R. Kramer is a co-founder of our company. Mr. Kramer has been our executive vice president and a director since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975.

Robert A. Crist joined us in July 1997 as vice president of finance and chief financial officer. From April 1992 until joining us, Mr. Crist served in various capacities at Wang Laboratories, Inc., (now Getronics), a computer software and services company, including chief financial officer for the software business and director of mergers and acquisitions. Prior to 1992 Mr. Crist served in various capacities at Unisys Corporation, including corporate controller, corporate director of business planning and analysis, corporate manufacturing and engineering controller, and CFO for several business units. Mr. Crist earned his BS degree from Pennsylvania State University and he earned his MBA from the University of Rochester in 1971.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt on our balance sheet ended December 31, 2006. Our lease expires in December 2008. A renewal of our current lease may require an increase in our monthly rent. We would likely move our headquarters to a new location in the same general area of Boston to avoid a material increase in our monthly rent. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our headquarters operation.

In August 1996 we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001 we exercised our option to extend this lease for an additional five years. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter. In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We received verbal approval from the landlord and expect to sign another one-year extension starting in May 2008. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our manufacturing and warehousing operations.

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office. In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our U.K. sales office.

In September 2002 we entered into a five-year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida. We primarily use this facility as a technical support facility. In September 2007 the term of the lease expired and we moved our Florida-based customer service organization to our headquarters location in Boston, Massachusetts.

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

Fiscal Year Ended December 31, 2007	High	Low

First Quarter	$1.80	$1.08
Second Quarter	$1.89	$1.15
Third Quarter	$1.30	$.72
Fourth Quarter	$1.30	$.53

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$1.75	$1.28
Second Quarter	$1.51	$1.05
Third Quarter	$1.14	$.91
Fourth Quarter	$2.80	$1.00

As of February 15, 2008, there were 9,346,966 shares of our common stock outstanding and 209 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2007.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2007 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 - SELECTED FINANCIAL DATA

Not required.

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

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and our sales office in the United Kingdom. We typically design our hardware products, though we do sometimes use another company’s design if it meets our requirements. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have implemented that plan. Our lease for our Summer Street facility expired in August 2006, and we completely vacated the facility on September 30, 2006. Our Mexican maquiladora manufacturing operation is managed by a maquiladora management company.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom has owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our lease expires in December 2008. A renewal of our current lease may require an increase in our monthly rent. We would likely move our headquarters to a new location in the same general area of Boston to avoid a material increase in our monthly rent. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our headquarters operation.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 127 on December 31, 2005 to 64 on December 31, 2007. Of the decline of 63 employees, 47 were related to the outsourcing of our final assembly manufacturing operation to Mexico. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2007 headcount. Of the 64 employees on December 31, 2007, 14 were engaged in research and development, 18 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 21 were engaged in sales, marketing and technical support, and the remaining 11 performed accounting, administrative, management information systems, and executive functions.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries, including Turkey, Vietnam, and Saudi Arabia, are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

In 2007 our net sales were up 0.8% compared to 2006. The sales increase was mainly the result of strong increases in DSL and Cable modem sales which were substantially offset by declines in dial-up modem and wireless product sales. In 2007 we made new placements of DSL modems in large retailers in the U.S. and the U.K. and new placements of Cable modems in large retailers in the U.S. Sales of DSL modems to a previously large customer in Turkey essentially stopped in 2007. We attribute this decline to a number of factors including increased competition and actions by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Since 1999 we had a minority interest in a privately held software company, Intermute, Inc. In June 2005 Intermute was acquired by Trend Micro Inc., a U.S. subsidiary of Trend Micro Japan. In connection with the acquisition, in June 2005 we received a payment of approximately $3.5 million which we recorded as a non-operating gain in our second quarter of 2005. We realized in cash an additional contingent gain of $869,750 during the quarter ended September 30, 2006, representing our portion of an earn out payment paid by the buyer as a result of the achievement of a performance milestone. On November 11, 2006 we received a second and final performance milestone payment, also of $869,750. In December 2006 we received a return of our escrow deposit of approximately $365,933. There will be no further payments from the sale of Intermute. Total net proceeds from the sale of our minority interest in Intermute were $5.6 million, received over 2005 and 2006.

Our cash and cash equivalents balance at December 31, 2007 was $3.6 million, down from $7.8 million at December 31, 2006. This reduction was due primarily to our $3.5 million loss for the 2007 year and our June 2007 $1.2 million investment transaction with Unity Business Networks, LLC.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 11.7% and 8.9%, respectively, for 2007 and 2006. The 2006 figure does not include the impact of the start of the consignment arrangement in 2006 at a major retailer customer.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.1 million in 2006 and $0.1 million in 2007.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.8 million in 2006 and $1.2 million in 2007.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.7 million in 2006 and $0.3 million in 2007.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.1 million for 2007 and nominal for 2006.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. We did not have significant charges to costs and expenses for obsolete or slow-moving products in 2007. In 2006 we recorded an additional charge of $0.6 million for inventory reserves related to obsolete and slow-moving products.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

As of December 31, 2007 we had federal net operating loss carry forwards of approximately $36,777,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2027. We also had state net operating loss carry forwards of approximately $11,447,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2008 to 2012.

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

On January 22, 2008, Zoom Technologies, Inc. (the “Company”) and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. The Notes are senior to all long term liabilities of RedMoon and all current liabilities of RedMoon in excess of $11,000 and are secured by certain equipment of RedMoon. The Notes have a term of three years, and, at the Company’s election, may be converted into shares of Series A Preferred Stock of RedMoon. If the Company purchases Notes with a total principal amount of $500,000, such Notes will be convertible into shares of Series A Preferred Stock representing 20% of the fully diluted capitalization of RedMoon. If the Company purchases Notes with a total principal amount of less than $500,000, the number of shares of Series A Preferred Stock issued upon conversion of the Notes will be pro-rated according to the amount of the actual investment.

On the same date, the Company, RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which the Company has the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008, unless the Company elects to terminate the Option Agreement prior to that date, at a price equal to 1,000,000 shares of the Company’s common stock plus up to 4,000,000 additional shares of the Company’s common stock, or cash or a combination of cash and stock of equivalent value, with any issuance of some or all of the 4,000,000 additional shares or share equivalents based on RedMoon’s performance during the five calendar quarters beginning with the quarter ending June 30, 2008.

Finally, on the same date the Company and RedMoon entered into a Security Agreement granting the Company a security interest in certain equipment of RedMoon, and the Company, RedMoon, and certain of RedMoon’s stockholders entered into a Voting Agreement whereby the Company and certain stockholders of RedMoon agreed to elect Frank Manning, Chief Executive Officer of the Company, and Bryan Thompson, Chief Executive Officer of RedMoon, to the Board of Directors of RedMoon.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2006	2007

Net sales	100.0%	100.0%
Cost of goods sold	85.8	79.8
Gross profit	14.2	20.2
Operating expense:
Selling	19.8	19.3
General and administration	15.5	13.1
Research and development	11.8	9.9
	47.1	42.3
Operating profit (loss) before sale of real estate	(32.9)	(22.1)
Gain on sale of real estate	25.9	2.1
Operating profit (loss)	(7.0)	(20.0)
Other income (expense):
Gain on sale of investment in Intermute, Inc.	11.5	-
Other, net	0.8	1.0
Total other income (expense)	12.3	1.0
Loss before income taxes	5.3	(19.0)
Income taxes (benefit)	(0.3)	-

Net income (loss)	5.6%	(19.0)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ended December 31, 2007 with the year ended December 31, 2006.

Net Sales. Our total net sales increased year-over-year by $0.2 million or 0.8%. In 2007 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. The dial-up modem market has continued to decline, and Zoom sales of dial-up modems declined $1.5 million due primarily to the decline of the dial-up modem market. Our DSL broadband modem category increased $1.2 million primarily as a result of increased placements at large electronic retailers the U.S. and the U.K., partially offset by a $1.3 million decline of DSL sales to our Turkish distributor due to actions by Turkish Telecom which dramatically increased their bundling of DSL modems with their service offerings. Net sales in our other product sales category, which included primarily cable modems, increased 33.3% from $1.5 million in 2006 to $2.0 million in 2007. The following table illustrates this change in net sales.

	Year 2006 Sales $000	Year 2007 Sales $000	Change $000	Change %
Dial-up	$8,851	$7,337	$(1,514)	(17.1)%
DSL	7,981	9,154	1,173	14.7%
Cable and Other Products	1,490	1,987	497	33.3%
Total Net Sales	$18,322	$18,478	$156	0.9%

As shown in the table below our net sales in North America increased $1.5 million or 14.6% from $10.3 million in 2006 to $11.8 million in 2007. Our net sales in Turkey were negligible in 2007 compared to $1.4 million in 2006, a 96.4% decrease. The dramatic decline of our sales in Turkey resulted from decreased DSL sales to our Turkish distributor due to actions by Turkish Telecom which dramatically increased their bundling of DSL modems with their service offerings. This action significantly reduced the retail market for DSL modems in Turkey. Our net sales in the UK were $4.1 million in 2007 compared to $3.7 million in 2006, a 9.4% increase. The sales increase in North America and the UK primarily reflect our increased sales of broadband modems in our retailer channel, which offset the continued decline of dial-up modem sales in all channels. Our net sales in all other countries were $2.6 million in 2007 compared to $3.0 million in 2006, a 12.8% decline. The sales decline in all other countries was primarily due to declining sales of dial-up modems and DSL modems.

	Year 2006 Sales $000	Year 2007 Sales $000	Change $000	Change %

North America	$10,279	$11,776	$1,498	14.6%
Turkey	1,359	49	(1,310)	(96.4)%
UK	3,717	4,065	348	9.4%
All Other	2,967	2,588	(379)	(12.8)%
Total Net Sales	$18,322	$18,478	156	0.8%

During 2007 three customers each accounted for 10% or more of our total net sales. Together these three customers accounted for 44% of our total net sales. During 2006, a single customer accounted for more than 10% of our total net sales.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.7 million in 2007 compared to $2.6 million in 2006. Our gross profit percentage of net sales increased to 20.2% in 2007 from 14.2% in 2006. The primary reason for this increase was lower obsolescence expense and lower manufacturing expense.  Both our fixed and variable manufacturing costs were lower in 2007 compared to 2006 as a result of the third quarter 2006 transition of production to Mexico.

Operating Expense. Total operating expense excluding the gain on sale of real estate decreased by $0.8 million from $8.6 million in 2006 to $7.8 million in 2007. Total operating expense excluding the gain on sale of real estate as a percentage of net sales decreased from 47.1% in 2006 to 42.3% in 2007. The table below illustrates the change in operating expense.
Operating Expense	Year 2006 Sales $000	% Net Sales	Year 2007 Sales $000	% Net Sales	Change $000	% Change

Selling Expense	$3,631	19.8%	$3,558	19.3%	$(73)	(2.0)%

General and Administrative Expense	2,847	15.5%	2,424	13.1%	(423)	(14.9)%

Research and Development Expense	2,158	11.8%	1,825	9.9%	(333)	(15.4)%

Total Operating Expense excluding the gain on sale of real estate	$8,636	47.1%	$7,807	42.3%	(829)	(9.5)%

Selling Expense. Selling expense decreased from $3.6 million in 2006 to $3.56 million in 2007. Selling expense as a percentage of net sales was 19.8% in 2006 and 19.3% in 2007. The $0.1 million reduction in selling expense was primarily due to reduced personnel costs due to lower employee headcount.

General and Administrative Expense. General and administrative expense was $2.8 million in 2006 and $2.4 million in 2007. General and administrative expense as a percentage of net sales was 15.5% in 2006 and 13.1% in 2007. In 2006 compared to 2007, general and administrative expense decreased $0.4 million primarily due to a reduction in personnel costs ($0.4 million) and legal, audit and consulting fees ($0.2 million), partially offset by the increase in facility expenses as a result of the sale and leaseback of our headquarters facility in late 2006 ($0.1 million).

 Research and Development Expense. Research and development expense decreased from $2.2 million in 2006 to $1.8 million in 2007. Research and development expense as a percentage of net sales decreased from 11.8% in 2006 to 9.9% in 2007. The $0.3 million decrease in research and development expense was primarily due to reduced personnel costs ($0.3 million).

Gain on Sale of Real Estate. In 2006 we recognized a gain in operations on the sale of real estate of $4.8 million. The gain as a percentage of net sales was 32.9% in 2006. In December 2006, we sold the real estate housing our corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement is for two years. A gain of $5.5 million was realized on the sale. However, a portion of the gain ($0.7 million) was deferred and is being recognized in operations over the term of the lease ($0.37 million in 2007 and $0.36 million in 2008). The gain initially deferred is the estimated present value of the minimum lease payments under the leaseback arrangement.

Other Income (Expense). Other income, net decreased to $0.2 million in 2007 from $2.3 million in 2006. The $2.3 million other income in 2006 included $2.1 million gain under an earn-out provision from the sale of our investment in Intermute in a prior year. We will not receive any additional similar payments.

Income Tax Expense (Benefit). We recorded a favorable $0.05 million net income tax benefit in 2006 resulting solely from changes in prior years’ estimates. We have not recognized any income tax benefits on our operating losses in 2007 and 2006 because we are in a net operating loss carry forward position and realization of such benefits is unlikely.

Liquidity and Capital Resources

On December 31, 2007 we had working capital of $7.7 million including $3.6 million in cash and cash equivalents. On December 31, 2006 we had working capital of $12.4 million including $7.8 million in cash and cash equivalents. Our current ratio at December 31, 2007 was 3.7 compared to 4.5 at December 31, 2006. A significant portion in the reduction of the current ratio was due to our 2007 net loss of $3.5 million and the cash expenditure of $1.2 million for our June 2007 investment in Unity Business Networks, LLC.

In 2007 operating activities used $3.0 million in cash. Our net loss in 2007 was $3.5 million. Sources of cash from operations included a decrease in accounts receivable of $1.3 million, non-cash stock-based compensation of $0.2 million, non-cash depreciation and amortization expense of $0.1 million, and a decrease in inventories of $0.1 million. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.7 million and a non-cash gain on sale of real estate of $0.4 million.

In 2007 our net cash used by investing activities was $1.2 million, which included our investment in Unity Business Networks, LLC of $1.2 million

In 2007 there was no significant cash provided by or used in financing activities.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. As of December 31, 2007 we had 64 full-time employees compared to 69 as of December 31, 2006. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

Management believes we have sufficient resources to fund our normal operations over the next 12 months, through at least December 31, 2008. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

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

To stay in business we may require future additional funding, which we may be unable to obtain on favorable terms, if at all.

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

We may not be able to maintain our listing on the Nasdaq Capital Market if we are unable to satisfy the minimum bid price requirements.

Our stock is currently trading below $1.00 per share, which is below the Nasdaq $1.00 minimum bid price requirement. Because our stock traded below $1.00 per share for 30 consecutive business days, on November 16, 2007 the Nasdaq Stock Market notified us that we are no longer in compliance with Marketplace Rule 4310(c)(4). We were provided until May 14, 2008 to regain compliance. In order to regain compliance, the bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days before that date. If we cannot demonstrate compliance with Rule 4310(c)(4) by May 14, 2008, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If the Nasdaq determines that we meet the initial listing criteria, the Nasdaq staff will grant us an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notice that our securities will be delisted. At that time, we may appeal the determination to delist our securities to a Listing Qualifications Panel. A delisting of our shares could have a negative effect on the market price for our shares.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In 2007, our net sales to three companies constituted 44% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. For example, in 2006, DSL sales to our Turkish distributor, one of our large customers, declined significantly from $5.6 million in 2005 to $1.3 million in 2006. We attribute this decline due to a number of factors including increased competition and plans by Turkish Telecom to dramatically increase their bundling of DSL modems with their service. We cannot guarantee that we will increase our sales to our Turkish distributor. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

Our reliance on a single manufacturer for a substantial percentage of our products could have an adverse effect on our business.

We currently rely on a single manufacturer to manufacture a substantial portion of our products. The loss of the services of this manufacturer or an adverse change in the manufacturer’s business or our relationship could have a material adverse effect on our ability to manufacture our products and on our business.

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

•
the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the United States;

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In 2006, sales outside North America were 44% of our net sales. In 2007, sales outside North America were 60% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. The types of risks faced in connection with international operations and sales include, among others:

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

Due to rapid technological change and changing markets we are required to manage our inventory levels carefully to both meet customer expectations regarding delivery times and to limit our excess inventory exposure. In the event we fail to effectively manage our inventory our liquidity may be adversely affected and we may face increased risk of inventory obsolescence, a decline in market value of the inventory, or losses from theft, fire, or other casualty. We did not incur a significant inventory obsolescence charge in 2007 for inventory reserves related to obsolete and slow-moving products.

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

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to the Mexican Peso and various Asian currencies including the Chinese renminbi could increase our product costs

Our future success will depend on the continued services of our executive officers and key product development personnel.

The loss of any of our executive officers or key product development personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring skilled personnel could harm our business. Competition for skilled personnel is significant. We may be unable to attract and retain all the personnel necessary for the development of our business. In addition, the loss of Frank B. Manning, our president and chief executive officer, or some other member of the senior management team, a key engineer or salesperson, or other key contributors, could harm our relations with our customers, our ability to respond to technological change, and our business.

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

None

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

As of December 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item appears under the caption "Our Executive Officers" in Part 1, Item 1 — Business, and under the captions "Election of Directors", "Board of Directors”, "Code of Ethics" and "Section 16(a) Beneficial Ownership Compliance " in our definitive proxy statement for our 2008 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item appears under the captions "Executive Compensation," and "Directors' Compensation", in our definitive proxy statement for our 2008 annual meeting of stockholders which will be filed with the SEC within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2007 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	874,000	$1.72	2,145,646

Equity compensation plans not approved by security holders(2)	510,750	$1.90	1,673,050

Total:	1,384,750	$1.79	3,818,696

(1)
Includes the following plans: 1990 Employee Stock Option Plan and 1991 Directors Stock Option Plan, each as amended. Please see note 9 to our consolidated financial statements for a description of these plans.

(2)
Includes the 1998 Employee Equity Incentive Plan, as amended. The purposes of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors in 1998, are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth. In general, under the 1998 Plan, all employees who are not officers or directors are eligible to participate in the 1998 Plan. The 1998 Plan is currently administered by the Compensation Committee of the Board of Directors. Participants in the 1998 Plan are eligible to receive non-qualified stock options at an option price determined by the Stock Option Committee. All stock options granted under the 1998 Plan have been granted for at least the fair market value on the date of grant. A total of 2,700,000 shares of our common stock have been authorized for issuance under the 1998 Plan.

The additional information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management " in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Any information required by this item may appear under the caption "Certain Relationships and Related Transactions" and “Board of Directors” in our Definitive Proxy Statement for our 2008 annual meeting of Stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

	3.2	By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

	**10.1	1990 Stock Option Plan, as amended

	**10.2	1991 Director Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-107923), filed with the Commission on August 13, 2003. *

	10.3	1998 Employee Equity Incentive Plan, as amended

	10.4	Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

	**10.5	Form of Non-Qualified Stock Option Agreement for Executive Officers, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004..*

	**10.6	Summary of Directors' Compensation, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.7	Letter agreement dated August 4, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

	10.8	Purchase and Sale Agreement dated August 31, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 20, 2006.*

	**10.9	Form of Non-Qualified Stock Option Agreement for Named Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 12, 2006.*

	10.10	Standard lease by and between 201-207 South Street LLC and Zoom Technologies, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices.

**10.11
Change of Control and Severance Agreement between the Company and Frank B. Manning dated as of 12/28/06, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.12
Change of Control and Severance Agreement between the Company and Peter R. Kramer dated as of 12/28/06, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.13
Change of Control and Severance Agreement between the Company and Robert A. Crist dated as of 4/27/07, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.14
Change of Control and Severance Agreement between the Company and Deena Randall dated as of 4/27/07, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.15
Change of Control and Severance Agreement between the Company and Terry Manning dated as of 4/27/07, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.16
Series A Preferred Share Purchase Agreement, dated July 25, 2007, by and between Unity Business Networks, L.L.C. and Zoom Technologies, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.17
Option Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the members of Unity listed on the signature page thereto., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.18
Investor Rights Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the holders of Unity’s Common Interests listed on the signature page thereto, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.19
Second Amended and Restated Operating Agreement of Unity Business Networks, L.L.C., dated July 25, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.20
Convertible Note Purchase Agreement, dated as of January 22, 2008, by and between Zoom Technologies, Inc. and RedMoon, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 29, 2008.*

10.21	Form of 6% Convertible Note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 29, 2008.*

10.22
Option Agreement, dated as of January 22, 2008, by and among Zoom Technologies, Inc., RedMoon, Inc. and certain stockholders of RedMoon, Inc., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 29, 2008.*

10.23	Security Agreement, dated as of January 22, 2008, by and between Zoom Technologies, Inc. and RedMoon, Inc. , filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 29, 2008.*

10.24
Voting Agreement, dated as of January 22, 2008, by and among Zoom Technologies, Inc., RedMoon, Inc. and certain stockholders of RedMoon, Inc. , filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 29, 2008.*

21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: March 26, 2008	By:	/s/ Frank B. Manning
Frank B. Manning, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank B. Manning	Principal Executive Officer and Chairman of the Board	March 26, 2008
Frank B. Manning

/s/ Robert A. Crist	Principal Financial and Accounting Officer	March 26, 2008
Robert A. Crist

/s/ Peter R. Kramer	Director	March 26, 2008
Peter R. Kramer

/s/ Bernard Furman	Director	March 26, 2008
Bernard Furman

/s/ J. Ronald Woods	Director	March 26, 2008
J. Ronald Woods

/s/ Joseph Donovan	Director	March 26, 2008
Joseph Donovan

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zoom Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule. The Company's management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 , effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

/s/ UHY LLP
Boston, Massachusetts March 26, 2008

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS
Current assets
Cash and cash equivalents	$7,833,046	$3,647,654
Accounts receivable, net of allowances of $915,969 in 2006 and $1,400,803 in 2007	3,385,280	2,128,888
Inventories	4,511,814	4,452,503
Prepaid expense and other current assets	269,301	336,424
Total current assets	15,999,441	10,565,469

Equipment and leasehold improvements, net	249,221	172,070
Investment in Unity Business Networks, LLC.	-	1,178,709
Total assets	$16,248,662	$11,916,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,639,935	$2,079,325
Accrued expense	562,349	415,468
Deferred gain on sale of real estate	367,245	340,913
Total current liabilities	3,569,529	2,835,706

Deferred gain on sale of real estate	357,373	-
Total liabilities	3,926,902	2,835,706

Commitments and Contingencies (note 7)

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,275,169	31,507,393
Accumulated deficit	(19,597,296)	(23,100,390)
Accumulated other comprehensive income –currency translation adjustment	557,655	587,307
Treasury stock (8,400 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	12,321,760	9,080,542
Total liabilities and stockholders' equity	$16,248,662	$11,916,248

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2007

	2006	2007

Net sales	$18,322,301	$18,477,532
Cost of goods sold	15,720,574	14,746,978
Gross profit	2,601,727	3,730,554

Operating expenses:
Selling	3,631,340	3,557,928
General and administrative	2,846,862	2,423,829
Research and development	2,157,529	1,825,018
	8,635,731	7,806,776
Operating profit (loss) before gain on sale of real estate	(6,034,004)	(4,076,221)

Gain on sale of real estate	4,752,625	383,404

Operating profit (loss)	(1,281,379)	(3,692,817)

Other :
Interest income	226,015	229,523
Interest expense	(306,867)	-
Gain on sale of investment in Intermute, Inc.	2,105,433	-
Other, net	233,515	(39,800)
Total other income, net	2,258,096	189,723

Income (loss) before income taxes	976,717	(3,503,094)

Income taxes (benefit)	(53,405)	-

Net income (loss)	$1,030,122	$(3,503,094)

Basic and diluted net income (loss) per share	$0.11	$(0.37)

Weighted average common and common equivalent shares:
Basic	9,346,966	9,346,966
Diluted	9,349,381	9,346,966

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (A)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2005	9,355,366	$93,554	$31,015,977	$(20,627,318)	$393,245	8,400	$(7,322)	$10,868,136

Net income (loss)	-	-	-	1,030,022	-	-	-	1,030,022
Foreign currency translation adjustment	-	-	-	-	164,410	-	-	164,410
Comprehensive income (loss)	-	-	-	-	-	-	-	1,194,432
Stock based compensation	-	-	259,192	-	-	-	-	259,192
Balance at December 31, 2006	9,355,366	93,554	31,275,169	(19,597,296)	557,655	8,400	(7,322)	12,321,760

Net income (loss)	-	-	-	(3,503,094)	-	-	-	(3,503,094)
Foreign currency translation adjustment	-	-	-	-	29,652	-	-	29,652
Comprehensive income (loss)	-	-	-	-	-	-	-	(3,473,442)
Stock based compensation	-	-	232,224	-	-	-	-	232,224
Balance at December 31, 2007	9,355,366	$93,554	$31,507,393	$(23,100,390)	$587,307	8,400	$(7,322)	$9,080,542

(A) Consists exclusively of foreign currency translation adjustments.

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2007

	2006	2007

Operating activities:
Net income (loss)	$1,030,023	$(3,503,094)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment in Intermute, Inc.	(2,105,433)	-
Gain on sale of real estate	(4,752,625)	(383,704)
Depreciation and amortization	140,540	85,432
Stock based compensation	259,192	232,224
Changes in operating assets and liabilities:
Accounts receivable	(629,677)	1,278,407
Inventories	573,902	62,913
Prepaid expense and other current assets	37,084	(65,789)
Accounts payable and accrued expense	(702,546)	(705,522)

Net cash provided by (used in) operating activities	(6,149,540)	(2,999,133)

Investing activities:
Proceeds from sale of investment in Intermute, Inc.	2,105,433	-
Proceeds from sale of real estate	7,733,970	-
Investment in Unity Business Networks, LLC	-	(1,178,709)
Purchases of property, plant and equipment	(43,643)	(7,927)

Net cash provided by (used in) investing activities	9,795,760	(1,186,636)

Financing activities:
Repayment of long-term debt	(4,889,929)	-
Net cash provided by (used in) financing activities	(4,889,929)	-

Effect of exchange rate changes on cash	(4,367)	377

Net change in cash	(1,248,076)	(4,185,392)

Cash and cash equivalents at beginning of year	9,081,122	7,833,046

Cash and cash equivalents at end of year	$7,833,046	$3,647,654

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2007

(1) NATURE OF OPERATIONS
Zoom Technologies, Inc. and subsidiary (collectively, the "Company") design, produce, and market broadband and dial-up modems and other communication-related products

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation and Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) asset valuation allowances for accounts receivable (collectibility and sales returns) and deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) stock based compensation; 4) the useful lives of property, plant and equipment; and 5) the recoverability of long-lived assets.

(b) Principles of Consolidation
The consolidated financial statements include the accounts of Zoom Technologies, Inc. and its wholly owned subsidiary, Zoom Telephonics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents
All highly liquid investments with original maturities of less than 90 days from the date of purchase are classified as cash equivalents. Cash equivalents consist exclusively of money market funds. The Company has deposits at a limited number of financial institutions with federally insured limits. Balances of cash and cash equivalents at these institutions are normally in excess of the insured limits. However, the Company believes that the institutions are financially sound and there is only nominal risk of loss.

(d) Inventories
Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

(e) Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the improvement or lease term whichever is shorter.

(f) Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(g) Income Taxes
Deferred income taxes are provided on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and on net operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for that portion of deferred income tax assets not expected to be realized.

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” As of that date and as of December 31, 2007 the Company had no material unrecognized income tax benefits. Further, no significant changes in the unrecognized income tax benefits are expected to occur over the next year.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to such underpayments would be classified as a component of income tax expense. No material amounts of interest or penalties for underpayments of income taxes were required to be accrued as of December 31, 2007.

The Company files income tax returns in the United States and the United Kingdom. Years subsequent to 2002 are open for U.S. Federal and state income tax reporting and years subsequent to 2004 are open in the United Kingdom.

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

	2006	2007
Weighted average shares outstanding – used to compute basic earnings (loss) per share	9,346,966	9,346,966
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	2,415	-
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	9,349,381	9,346,966

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. The dilutive effect of options to purchase 1,384,750 shares of common stock at December 31, 2007 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

The Company accounts for point-of-sale taxes on a net basis.

(j) Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Due to the short term nature payment terms associated with these instruments, their carrying amounts approximate fair value. It is not practicable to estimate the fair value of the Company’s investment in Unity Business Networks, LLC.

(k) Stock-Based Compensation
Compensation cost for awards granted after January 1, 2006 is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black Scholes option-pricing model. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the modified-prospective method. Under this method, the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123 (R) , “Accounting for Stock Based Compensation” are used to recognize compensation cost.

(l) Advertising Costs
Advertising costs are expensed as incurred and reported in selling expense in the accompanying consolidated statements of operations and include costs of advertising, production, trade shows, and other activities designed to enhance demand for the Company's products. There are no deferred advertising costs in the accompanying consolidated balance sheets.

(m) Foreign Currencies
The Company generates a portion of its revenues in markets outside North America principally in transactions denominated in foreign currencies, which exposes the Company to risks of foreign currency fluctuations. Foreign currency transaction gains and losses are reflected in operations and were not material for any period presented. The Company does not use derivative financial instruments.

The Company considers the local currency to be the functional currency for its U.K. branch. Assets and liabilities denominated in foreign currencies are translated using the exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to “accumulated other comprehensive income.”

(n) Warranty Costs
The Company provides currently for the estimated costs that may be incurred under its standard warranty obligations.

(o) Shipping and Freight Costs
The Company records the expense associated with customer-delivery shipping and freight costs in selling expense.

(3) LIQUIDITY

As of December 31, 2007 the Company had working capital of $7.7 million including $3.6 million in cash equivalents. On December 31, 2006 the Company had working capital of $12.4 million including $7.8 million in cash and cash equivalents. The Company’s current ratio at December 31, 2007 was 3.7 compared to 4.5 at December 31, 2006. A significant portion in the reduction of working capital and the corresponding current ratio was due to our 2007 net loss of $3.5 million and the cash expenditure of $1.2 million for our June 2007 investment in Unity Business Networks, LLC.

In 2007 the Company’s operating activities used $3.0 million in cash. Its net loss in 2007 was $3.5 million. Sources of cash from operations included a decrease in accounts receivable of $1.3 million, non-cash stock-based compensation of $0.2 million, non-cash depreciation and amortization expense of $0.1 million, and a decrease in inventories of $0.1 million. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.7 million and a non-cash gain on sale of real estate of $0.4 million.

In 2007 the Company’s net cash used by investing activities was $1.2 million, which included the cost of its investment in Unity Business Networks, LLC. of $1.2 million

In 2007 there was no significant cash provided by or used in the Company’s financing activities.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The Company’s total headcount of full-time employees, including temporary workers, went from 127 on December 31, 2005 to 64 on December 31, 2007. Of the decline of 63 employees, 47 were related to the outsourcing of our final assembly manufacturing operation to Mexico. The dedicated manufacturing personnel in Mexico are employees of the Company’s Mexican manufacturing service provider and not included in its 2007 headcount. Of the 64 employees on December 31, 2007, 14 were engaged in research and development, 18 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 21 were engaged in sales, marketing and technical support, and the remaining 11 performed accounting, administrative, management information systems, and executive functions. The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at December 31, 2007 were $10.6 million and current liabilities were $2.8 million. The Company did not have any long-term debt at December 31, 2007. Management believes it has sufficient resources to fund its planned operations through at least December 31, 2008. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(4) NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the effect that SFAS 157 may have on its consolidated financial statements.

 In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting SFAS 159 on its consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of 2009 and apply its provisions to any acquisition after the adoption date.

(5)  INVENTORIES
Inventories consist of the following at December 31:

	2006	2007

Materials	$2,969,375	$2,913,556
Work in process	522,307	189,295
Finished goods (including $563,000 held by a customer at December 31, 2006)	1,020,132	1,349,652
Total	$4,511,814	$4,452,503

(6)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements consist of the following at December 31:

	2006	2007	Estimated Useful lives in years
Leasehold improvements	$6,100	$6,216	5
Computer hardware and software	3,706,110	3,716,257	3
Machinery and equipment	1,905,434	1,906,949	5
Molds, tools and dies	1,607,669	1,624,899	5
Office furniture and fixtures	277,337	277,337	5
	$7,502,650	$7,531,658
Accumulated depreciation and amortization	(7,253,429)	(7,359,588)
Equipment and leasehold improvements, net	$249,221	$172,070

(7) COMMITMENTS AND CONTINGENCIES
(a) Lease Obligations
The Company leases its headquarters’ offices in Boston, Massachusetts, a manufacturing facility in Tijuana, Mexico, and a sales office facility in Fleet, United Kingdom. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,000 square feet for two years expiring December 2008 (see Note 8). In September 2006 the Company moved out of its leased manufacturing facility in Boston, Massachusetts and moved into a leased manufacturing facility in Tijuana, Mexico. In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter. In February 2007 the Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. The Company received verbal approval from the landlord and expects to sign another one-year extension starting in May 2008. In the event this lease is not further extended, the Company believes it will be able to find alternative space that is suitable and adequate for our manufacturing and warehousing operations.

In September 2005 the Company entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for its U.K. sales office. In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by the Company or the landlord. In the event this lease is not further extended, the Company believes it will be able to find alternative space that is suitable and adequate for its U.K. sales office.

In September 2002 the Company entered into a five-year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida, primarily for use as a technical support facility. In September 2007 the term of the lease expired and the Company moved its Florida-based customer service organization to its headquarters location in Boston, Massachusetts.

Rent expense for all of the Company's leases was $711,637 in 2007 and $628,221 in 2006.

As of December 31, 2007, the Company's estimated future minimum committed rental payments, excluding  executory costs, under the operating leases described above to their expiration are $608,530 for 2008 and  $75,575 for 2009.

(b) Contingencies
The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. The Company's management believes that the ultimate resolution of such matters will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

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

(8) SALE/LEASEBACK AND MORTGAGE DEBT

In December 2006, the Company sold real estate housing its corporate headquarters and concurrently entered  into a leaseback arrangement for a portion of the property. The leaseback arrangement is for two years. Net  proceeds from the sale were $7,733,970 of which a portion was used to retire related outstanding mortgage  debt. A gain of $5,477,243 was realized on the sale. However, a portion of the gain ($724,618) has been  deferred and is being recognized in operations over the term of the lease (2007 - $383,704 and 2008 -  $340,914). The gain initially deferred is the estimated present value of the minimum lease payments under  the leaseback arrangement. The gain recognized in operations in 2006 and 2007 was $4,752,625 and  $383,404, respectively. The Company’s lease expires in December 2008. A renewal of the Company’s  current lease may require an increase in the rent. The Company would likely move its headquarters  to a new location in the same general area of Boston to avoid a material increase in the rent. In the  event this lease is not further extended, the Company believes it will be able to find alternative space that is  suitable and adequate for its headquarters operation.

(9) STOCK OPTION PLANS
At December 31, 2007 the Company had three stock option plans as described below.

1990 Employee Stock Option Plan
The 1990 Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for 4,800,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2005	636,000	$2.21
Granted	335,000	$1.03
Exercised	-	-
Expired	(301,000)	$1.95
Balance at December 31, 2006	670,000	$1.74
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at December 31, 2007	670,000	$1.74

The weighted average grant date fair value of options granted was $1.03 in 2006.

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.03	335,000	1.9	$1.03	167,500	$1.03
$2.45	335,000	0.3	$2.45	335,000	$2.45
$1.03 to $2.45	670,000	1.1	$1.74	502,500	$1.97

Director Stock Option Plan
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

	Number of shares	Weighted average exercise price

Balance at December 31, 2005	108,000	$3.20
Granted	72,000	$1.27
Exercised	-	-
Expired	(48,00)	$3.81
Balance at December 31, 2006	132,000	$1.93
Granted	72,000	$1.21
Exercised	-	-
Expired	-	-
Balance at December 31, 2007	204,000	$1.67

The weighted average grant date fair value of options granted was $1.27 in 2006 and $1.21 in 2007.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00-$1.75	144,000	0.8	$1.245	108,000	$1.24
$1.75-$3.50	60,000	0.0	$2.71	60,000	$2.71
$1.24271	204,000	0.5	$1.67	168,000	$1.77

1998 Employee Equity Incentive Stock Option Plan
The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 2,700,000 shares of common stock. Under this plan, stock options may be granted at the discretion of the Compensation Committee of the Board of Directors at an option price determined by the Compensation Committee. All options under this plan have been issued at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Compensation Committee. Option activity under this plan follows:

	Number of shares	Weighted average exercise price

Balance at December 31, 2005	493,700	$2.36
Granted	273,000	$1.03
Exercised	-	-
Expired	(215,700)	$1.97
Balance at December 31, 2006	551,000	$1.85
Granted	-	-
Exercised	-	-
Expired	(40,250)	$1.28
Balance at December 31, 2007	510,750	$1.90

The weighted average grant date fair value of options granted was $1.03 in 2006. The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00-$1.75	240,000	1.9	$1.03	120,000	$1.03
$1.75-$3.50	218,750	0.3	$2.42	218,750	$2.43
$3.50-$5.25	52,000	0.0	$3.70	52,000	$3.70
$1.03-$4.83	510,750	1.0	$1.90	390,750	$2.16

As of December 31, 2007 both the fair value of options outstanding and the fair value of options exercisable were less than the exercise price.

As of December 31, 2007 there were 3,818,696 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2006 and 2007 was $0.3928 and $0.42065, respectively.

The unrecognized stock-based compensation cost related to non-vested stock awards was less than $50,000 as of December 31, 2007. Such amount will be recognized in operations ratably through 2009.

(10) INCOME TAXES
Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2006:
US federal	$47,483	$-	$47,483
State and local	(100,006)	-	(100,006)
Foreign	882)	-	(882)
	$(53,405)	$-	$(53,405)
Year Ended December 31, 2007:
US federal	$-	$-	$-
State and local	-	-	-
Foreign	-	-	-
	$-	$-	$-

A reconciliation of the expected income tax expense or benefit to actual follows:

	2006	2007

Computed "expected" US tax (benefit)	$333,455	$(1,191,052)
Change resulting from:
State and local income taxes, net of federal income tax benefit	(66,004)	-
Federal valuation allowance	406,594	1,175,308
Non-deductible items	38,251	5,031
Change in estimate for prior years’ provisions	46,601	10,713
Other, net	887	-
Income tax expense (benefit)	$(53,405)	$-

Temporary differences at December 31 follow:

	2006	2007
Deferred income tax assets:
Inventories	$1,511,389	$1,344,792
Accounts receivable	242,647	378,714
Accrued expenses	97,565	68,866
Net operating loss and tax credit carry forwards	12,410,482	14,482,300
Plant and equipment	656,327	669,929
Stock compensation	-	183,246
Other	2,056	-
Total deferred income tax assets	14,920,466	17,127,847
Valuation allowance	(14,920,466)	(17,127,847)
Net deferred tax assets	$-	$-

As of December 31, 2007 the Company had federal net operating loss carry forwards of approximately $36,777,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2027. The Company had state net operating loss carry forwards of approximately $11,447,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2008 through 2012.

Subsequently recognized tax benefits relating to valuation allowances for deferred income tax assets, if any, will be allocated as follows: $16,348,000 to continuing operations and $765,000 to additional paid-in capital which is attributable to the exercise of employee stock options.

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

Relatively few customers have accounted for a substantial portion of the Company’s net sales. During 2007 three customers each accounted for 10% or more of our total net sales. Together these three customers accounted for 44% of our total net sales and 74% of our net accounts receivable. During 2006 three customers accounted for 10% or more of its total net sales. Together these three customers accounted for 30% of the Company’s total net sales and 56% of net accounts receivable.

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

(13) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2006	2007

Cash paid during year for interest	$306,867	$-

Cash paid during year for income taxes	$-	$-

(14) DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS
The Company produces its products using components or subassemblies purchased from third-party suppliers.

Currently a substantial percentage of our manufacturing is performed by Xavi Technologies Corp.. The loss of their services or a material adverse change in their business or in our relationship could materially and adversely harm our business. To lessen the risk associated with this company being the primary manufacturer of a substantial portion of our products and for a number of other reasons including cost and availability, we are also using six other vendors to manufacture various products.

(15) SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2006	Percent	2007	Percent

North America	$10,278,545	56%	$11,776,442	65%
Outside North America	8,043,756	44%	6,701,090	36%
Total	$18,322,301	100%	$18,477,532	100%

(16) RETIREMENT PLAN
The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2006 and 2007 were $16,750 and $12,635, respectively.

(17) INVESTMENT IN UNITY BUSINESS NETWORKS, LLC
During 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008. The option is exercisable for 30 days following the receipt of Unity’s 2008 audited financial statements. The Company’s CEO is a member of Unity’s five member board of directors. Further, the Company is entitled to vote Series A Shares on an as-if converted basis with Unity’s common stock. The Company is unable to exercise significant influence over Unity’s policies or operations. The Company accounts for its investment in Unity at cost. The investment is reviewed periodically for potential impairment.

(18)	SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)
The following table depicts selected quarterly financial information. Operating results for any given quarter are not necessarily indicative of results for any future period.

	2006 Quarter Ended (1,2)				2007 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31

Net sales	$5,281	$4,518	$3,579	$4,944	$4,754	$4,342	$5,580	$3,801
Costs of goods sold	4,315	4,295	3,338	3,772	3,634	3,871	4,287	2,954

Gross profit	966	223	241	1,172	1,120	471	1,293	847

Operating expenses:
Selling	904	878	782	1,067	894	878	979	807
General and administrative	849	698	689	610	639	607	617	561
Research and development	632	557	521	448	491	491	434	409
	2,385	2,133	1,992	2,125	2,024	1,976	2,030	1,777
Operating loss before gain of sale of real estate	(1,419)	(1,910)	(1,751)	(953)	(904)	(1,505)	(737)	(930)
Gain on sale of real estate	-	-	-	4,752	96	96	96	96

Operating profit (loss)	(1,419)	(1,910)	(1,751)	3,799	(808)	(1,409)	(641)	(834)

Other income (expense), net (1)	44	53	919	1,243	58	70	28	33

Income (loss) before income taxes	(1,375)	(1,857)	(832)	5,042	(750)	(1,339)	(613)	(801)

Income tax expense (benefit)	-	-	-	(53)	-	-	-	-

Net income (loss)	$(1,375)	$(1,857)	$(832)	$5,095	$(750)	$(1,339)	$(613)	$(801)

Net loss per common share:
Basic	$(0.15)	$(0.20)	$(0.09)	$0.55	$(0.08)	$(0.14)	$(0.07)	$(0.09)
Diluted	$(0.15)	$(0.20)	$(0.09)	$0.54	$(0.08)	$(0.14)	$(0.07)	$(0.09)

Weighted average common and common equivalent shares:
Basic	9,347	9,347	9,347	9,347	9,347	9,347	9,347	9,347
Diluted	9,347	9,347	9,347	9,357	9,347	9,347	9,347	9,347

(1) Includes gain on sale of investment in Intermute, Inc. of $870 thousand and $1,236 thousand during the quarters ended September 30, 2006 and December 31, 2006, respectively.

Schedule II

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006 and 2007

Description	Balance at Beginning of year	Charged to Expense	Deductions	Balance at end of year

Allowance for doubtful accounts	$229,854	$(49,828)	$(2,794)	$182,819
Allowance for price protection	23,076	63,909	83,571	3,415
Allowance for sales returns	607,183	2,871,120	3,090,989	387,314
COOP advertising and other allowances	434,524	1,826,128	1,918,231	342,421
Year ended December 31, 2006	$1,294,637	$4,711,329	$5,089,996	$915,969

Allowance for doubtful accounts	$182,819	$71,265	$81,633	$172,451
Allowance for price protection	3,415	91,468	90,989	3,894
Allowance for sales returns	387,314	2,421,901	1,981,163	828,052
COOP advertising and other allowances	342,421	1,793,741	1,739,756	396,406
Year ended December 31, 2007	$915,969	$4,378,375	$3,893,541	$1,400,803

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

**	10.1	1990 Stock Option Plan, as amended.

**	10.3	1998 Employee Equity Incentive Plan, as amended.

	21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

	23.1	Consent of Independent Registered Public Accounting Firm.

	31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.