Form 10-Q
period 2008-03-31
ZOOM TECHNOLOGIES INC
filed 2008-05-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 11, 2007, was 9,346,966 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information

Item 1A	Risk Factors	15-21

Item 6.	Exhibits	22

	Signatures	23

	Exhibit Index	24

	Exhibits	25-28

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,921,195	$3,647,654
Accounts receivable, net of allowances of $1,294,030 at March 31, 2008 and $1,400,803 at December 31, 2007	1,685,309	2,128,888
Inventories	3,802,104	4,452,503
Prepaid expenses and other current assets	267,278	336,424
Total current assets	8,675,887	10,565,469

Equipment, net	167,849	172,070
Investments	1,504,205	1,178,709
Total assets	$10,347,941	$11,916,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,395,938	$2,079,325
Accrued expenses	498,229	415,468
Deferred gain on sale of real estate	244,987	340,913
Total current liabilities	2,139,154	2,835,706
Total liabilities	2,139,154	2,835,706

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 9,355,366 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,561,519	31,507,393
Accumulated deficit	(24,022,516)	(23,100,390)
Accumulated other comprehensive income –currency translation adjustment	583,552	587,307
Treasury stock (8,400 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	8,208,787	9,080,542
Total liabilities and stockholders' equity	$10,347,941	$11,916,248

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$3,580,577	$4,754,255
Cost of goods sold	2,856,574	3,634,473
Gross profit	724,003	1,119,782

Operating expenses:
Selling	740,560	893,571
General and administrative	547,476	638,917
Research and development	466,910	491,340
	1,754,945	2,023,828
Operating profit (loss) before gain on sale of real estate	(1,030,942)	(904,046)

Gain on sale of real estate	95,926	95,926

Operating profit (loss)	(935,016)	(808,120)

Other :
Interest income	26,780	78,046
Other, net	(13,891)	(20,018)
Total other income(expense), net	12,889	58,028

Income (loss) before income taxes	(922,127)	(750,092)

Income taxes (benefit)	-	-

Net income (loss)	$(922,127)	$(750,092)

Basic and diluted net income (loss) per share	$(0.10)	$(0.08)

Weighted average common and common equivalent shares:
Basic and diluted	9,346,966	9,346,966

See accompanying notes.

ZO ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
[Correct 2007]
	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(922,127)	$(750,092)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(95,926)	(95,926)
Stock based compensation	54,126	69,459
Depreciation and amortization	26,439	25,083
Changes in operating assets and liabilities:
Accounts receivable, net	440,823	555,954
Inventories	649,770	(410,019)
Prepaid expenses and other assets	68,940	(36,252)
Accounts payable and accrued expenses	(601,002)	(951,287)
Net cash provided by (used in) operating activities	(378,957)	(1,593,080)

Investing activities:

Investment	(325,496)
Additions to property, plant and equipment	(22,283)	572
Net cash provided by (used in) investing activities	(347,779)	572

Effect of exchange rate changes on cash	277	5

Net change in cash	(726,459)	(1,592,503)

Cash and cash equivalents at beginning of period	3,647,654	7,833,046

Cash and cash equivalents at end of period	$2,921,195	$6,240,543

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

The condensed consolidated financial statements of Zoom Technologies, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company's 2007 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2007 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments, normal recurring adjustments, necessary for a fair presentation.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Zoom Telephonics, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.

(a)	Recently Issued or Proposed Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, investments in debt and equity securities, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141 (R) to any acquisition after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests.” SFAS 160 clarifies the classification of non-controlling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of non-controlling interests. Under this statement, non-controlling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and non-controlling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no non-controlling interests in any of the Company’s subsidiaries.

(2) Liquidity

On March 31, 2008 the Company had working capital of $6.5 million, including $2.9 million in cash and cash equivalents.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 68 at March 31, 2007 and 63 at March 31, 2008. The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at March 31, 2008 were $8.7 million and current liabilities were $2.1 million. The Company did not have any long-term debt at March 31, 2008. Management believes it has sufficient resources to fund its planned operations through at least March 31, 2009. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

 (3) Inventories

Inventories consist of :	March 31, 2008	December 31, 2007
Raw materials	$1,899,396	$2,913,556
Work in process	130,930	189,295
Finished goods	1,771,778	1,349,652
Total Inventories	$3,802,104	$4,452,503

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(922,127)	$(750,092)
Foreign currency translation adjustment	(3,755)	3,865
Comprehensive income (loss)	$(925,882)	$(746,227)

(5) Contingencies

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

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2008	Total	March 31, 2007	Total
North America	$2,371,238	66%	$3,485,661	73%
UK	678,992	19%	662,956	14%
All Other	530,347	15%	603,638	13%
Total	$3,580,577	100%	$4,754,255	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the first quarter of 2008 the Company's net sales to its top three customers accounted for 42% of its total net sales. In the first quarter of 2007 the Company's net sales to its top three customers accounted for 41% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

(8) Investments

As of March 31, 2008 and December 31, 2007 the Company owned all the Series A Preferred Shares of Unity Business Networks. LLC. Company.

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On May 1, 2008 the Company and RedMoon agreed to defer Zoom’s purchase of $50,000 on May 1, 2008, of 6% convertible notes until RedMoon provides the Company with certain financial information. As of May 14, 2008, the additional purchase originally scheduled for May 1, 2008 had not occurred.

As of March 31, 2008 the Company’s investment in RedMoon’s Notes is stated at cost of $325,496.

On January 22, 2008, the Company, RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which the Company has the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008, unless the Company elects to terminate the Option Agreement prior to that date, at a price equal to 1,000,000 shares of the Company’s common stock plus up to 4,000,000 additional shares of the Company’s common stock, or cash or a combination of cash and stock of equivalent value, with any issuance of some or all of the 4,000,000 additional shares or share equivalents based on RedMoon’s performance during the five calendar quarters beginning with the quarter ending June 30, 2008.

Additionally, on the same date the Company and RedMoon entered into a Security Agreement granting the Company a security interest in certain equipment of RedMoon, and the Company, RedMoon, and certain of RedMoon’s stockholders entered into a Voting Agreement whereby the Company and certain stockholders of RedMoon agreed to elect Frank Manning, Chief Executive Officer of the Company, and Bryan Thompson, Chief Executive Officer of RedMoon, to the Board of Directors of RedMoon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the SEC.. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. Our lease for our Summer Street facility expired in August 2006, and we completely vacated the facility on September 30, 2006. Our Mexican manufacturing operation is managed by a maquiladora management company.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our lease expires in December 2008. A renewal of our current lease may require an increase in our monthly rent. We would likely move our headquarters to a new location in the same general area of Boston to avoid a material increase in our monthly rent. In the event this lease is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our headquarters operation.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 68 on March 31, 2007 to 63 on March 31, 2008. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2008 or 2007 headcount. Of the 63 employees on March 31, 2008, 13 were engaged in research and development, 17 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 22 were engaged in sales, marketing and technical support, and the remaining 11 performed accounting, administrative, management information systems, and executive functions.

Generally our gross margin for a given product depends on a number of factors including the type of customer to whom we are selling. The gross margin for retailers tends to be higher than for some of our other customers; but the sales, support, returns, and overhead costs associated with retailers also tend to be higher. Zoom’s sales to certain countries are currently handled by a single master distributor for each country who handles the support and marketing costs within the country. Gross margin for sales to these master distributors tends to be low, since lower pricing to these distributors helps them to cover the support and marketing costs for their country.

In the first quarter of 2008 our net sales were down 25% compared to the first quarter of 2007. The sales decrease resulted from declines in dial-up, DSL, and cable modem sales, with increases in our wireless products. The large decline in modem sales was primarily due to production delays in the fourth quarter of 2006 which resulted in a significant opening order backlog and higher shipments in the first quarter of 2007. The production delays were the result of 2006 transition difficulties from closing our Boston manufacturing facility and opening our Mexican maquiladora manufacturing operation. New business orders in the first quarter of 2008 were down 6% compared to the first quarter of 2007. Recently we opened new accounts and made initial shipments to Wal-Mart, Tesco, and Brightstar. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

During the quarter ended September 30, 2007 we purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at our option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, we have an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008.

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On the same date, Zoom and RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which Zoom has the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008, unless the we elect to terminate the Option Agreement prior to that date, at a price equal to 1,000,000 shares of Zoom’s common stock plus up to 4,000,000 additional shares of Zoom’s common stock, or cash or a combination of cash and stock of equivalent value, with any issuance of some or all of the 4,000,000 additional shares or share equivalents based on RedMoon’s performance during the five calendar quarters beginning with the quarter ending June 30, 2008.

Our cash and cash equivalents balance at March 31, 2008 was $2.9 million, down from $3.6 million at December 31, 2007. This cash decline was due primarily to our $0.9 million loss, $0.7 million reduction in accounts payable, and our $0.3 million investment in RedMoon, offset partially by reductions in inventory and accounts receivable.

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

Our first quarter 2008 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either when billable services were consumed or when a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction of net sales, and the corresponding change to inventory and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years, but has been higher recently. Product returns as a percentage of net sales were 14.1% in the first quarter of 2008.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.1 million in 2006 and $0.1 million in 2007. In the first quarter of 2008 the reduction in net sales due to price protection was $0.02 million compared to $0.04 million in the first quarter of 2007.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $0.8 million in 2006 and $1.2 million in 2007. In the first quarter of 2008, the reduction in our net sales due to sales and marketing incentives was $0.2 million compared to $0.3 million in the first quarter of 2007.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.7 million in 2006 and $0.3 million in 2007. In the first quarter of 2008, the reduction in our net sales due to consumer mail-ins and in-store rebates was $0.03 million compared to $0.16 million in the first quarter of 2007.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.1 million for 2007 and nominal for 2006. Our bad-debt write-offs were not significant in either the first quarter of 2007 or 2008.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. We did not have significant charges to costs and expenses for obsolete or slow-moving products in 2007 or the first quarter of 2008.

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

On January 22, 2008, the Company and RedMoon, Inc., (“RedMoon”), a provider of wireless networks headquartered in Plano, Texas, entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On May 1, 2008 the Company and RedMoon agreed to defer Zoom’s purchase of $50,000 on May 1, 2008, of 6% convertible notes until RedMoon provides the Company with certain financial information. As of May 14, 2008, the additional purchase originally scheduled for May 1, 2008 had not occurred.

On January 22, 2008, the Company, RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which the Company has the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008, unless the Company elects to terminate the Option Agreement prior to that date, at a price equal to 1,000,000 shares of the Company’s common stock plus up to 4,000,000 additional shares of the Company’s common stock, or cash or a combination of cash and stock of equivalent value, with any issuance of some or all of the 4,000,000 additional shares or share equivalents based on RedMoon’s performance during the five calendar quarters beginning with the quarter ending June 30, 2008.

Additionally, on the same date the Company and RedMoon entered into a Security Agreement granting the Company a security interest in certain equipment of RedMoon, and the Company, RedMoon, and certain of RedMoon’s stockholders entered into a Voting Agreement whereby the Company and certain stockholders of RedMoon agreed to elect Frank Manning, Chief Executive Officer of the Company, and Bryan Thompson, Chief Executive Officer of RedMoon, to the Board of Directors of RedMoon.

Results of Operations

Summary. Net sales were $3.6 million for our first quarter ended March 31, 2008, down 24.7% from $4.8 million in the first quarter of 2007. We had a net loss of $0.92 million for the first quarter of 2008, compared to a net loss of $0.75 million in the first quarter of 2007. Loss per diluted share was $0.10 in the first quarter of 2008 compared to $0.08 for the first quarter of 2007.

Net Sales. Our total net sales for the first quarter of 2008 decreased $1.2 million or 24.7% from the first quarter of 2007, primarily due to decreases in DSL, cable, and dial-up modem sales. The large decline in modem sales was primarily due to production delays in the fourth quarter of 2006 which resulted in a significant opening order backlog and resulting higher shipments in the first quarter of 2007, and to the continued decline of the dial-up modem after-market. The production delays were the result of late 2006 transition difficulties from closing our Boston manufacturing facility and opening our Mexican maquiladora manufacturing operation. New business orders in the first quarter of 2008 were down 6% compared to the first quarter of 2007. DSL modem net sales decreased from $2.0 million in the first quarter of 2007 to $1.3 million in the first quarter of 2008. The DSL modem sales decline was primarily a result of declines in sales to large customers both in the U.S. and internationally. Dial-up modem net sales declined to $1.4 million in the first quarter of 2008 compared to $2.0 million in the first quarter of 2007. Cable modem sales decreased from $0.5 million in the first quarter of 2007 to $0.3 million in the first quarter of 2008.

Our net sales in North America decreased by $1.1 million from $3.5 million in the first quarter of 2007 to $2.4 million in the first quarter of 2008. Our net sales outside North America declined by $0.1 million from the first quarter of 2007.

In the quarter ended March 31, 2008 three customers accounted for 42% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.7 million in the first quarter of 2008, a decline from $1.1 million in the first quarter of 2007. Our gross margin percent of net sales was 20.2% in the first quarter of 2008 compared to 23.6% in the first quarter of 2007. The gross margin percentage was lower in the first quarter of 2008 primarily due to the impact of fixed manufacturing costs on reduced sales.

Selling Expense. Selling expense was $0.7 million or 20.7% of net sales in the first quarter of 2008 compared to $0.9 million or 18.8% of net sales in the first quarter of 2007. Selling expense decreased primarily as a result of reduced sales.

General and Administrative Expense. General and administrative expense was $0.5 million or 15.3% of net sales in the first quarter of 2008 and $0.6 million or 13.4% of net sales in the first quarter of 2007. General and administrative expense decreased primarily due to lower salary cost due to reduced headcount.

Research and Development Expense. Research and development expense was $0.5 million or 13.0% of net sales in the first quarter of 2008 and $0.5 million or 10.3% of net sales in the first quarter of 2007. Development and support continues on all of our major product lines.

Gain on Sale of Real Estate. A gain on sale of real estate of $0.096 million was recorded in the first quarters of 2008 and 2007. In December 2006 Zoom sold its headquarters building in Boston and agreed to lease-back some of the office space This lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain. This deferred gain is being recorded over the subsequent eight quarters at $0.096 million per quarter for seven quarters and $0.053 million in the eighth quarter, which will be the fourth quarter of 2008.

Other Income. Other income was$0.01 million in the first quarter of 2008 and $.06 million in the first quarter of 2007, primarily from interest income.

Income Tax Expense (Benefit). We did not record any tax expense in the first quarter of 2008 or the first quarter of 2007. The net deferred tax asset balance at March 31, 2008 was zero.

Liquidity and Capital Resources

On March 31, 2008 we had working capital of $6.5 million, including $2.9 million in cash and cash equivalents. We had a $0.7 million reduction in cash in the first three months of 2008. Operating activities used $0.4 million in cash, as follows: a net loss of $0.9 million and a decrease of accounts payable and accrued expense of $0.6 million, partially offset by a decrease of inventory of $0.6 million and a decrease in accounts receivable of $0.4 million. Investing activities used $0.3 million in cash.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. Our employee headcount was 68 at March 31, 2007 and was reduced to 63 at March 31, 2008. We have 32 dedicated manufacturing personnel in Mexico employed by a manufacturing service provider and they are not counted as Zoom employees. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2008, and we may make further reductions if the actions are deemed necessary.

During the quarter ended September 30, 2007 we purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at our option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, we have an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008.

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On the same date, Zoom and RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which Zoom has the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008, unless the we elect to terminate the Option Agreement prior to that date, at a price equal to 1,000,000 shares of Zoom’s common stock plus up to 4,000,000 additional shares of Zoom’s common stock, or cash or a combination of cash and stock of equivalent value, with any issuance of some or all of the 4,000,000 additional shares or share equivalents based on RedMoon’s performance during the five calendar quarters beginning with the quarter ending June 30, 2008.

Management believes it has sufficient resources to fund its planned operations through at least March 31, 2009. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, in Zoom’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Zoom’s other filings with the Securities and Exchange Commission, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three months ended March 31, 2008, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2007.

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

Not Required.

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

As of March 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

Industry analysts believe that the market for our dial-up modems will continue to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by:

•
using a standard telephone line and appropriate service for dial-up modems; DSL modems;  using a cable modem with a cable TV line and cable modem service;  using a router and some type of modem to service the computers connected to a local area network; or other approaches, including wireless links to the Internet.

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

Our stock is currently trading below $1.00 per share, which is below the Nasdaq $1.00 minimum bid price requirement. Because our stock traded below $1.00 per share for 30 consecutive business days, on November 16, 2007 the Nasdaq Stock Market notified us that we were no longer in compliance with Marketplace Rule 4310(c)(4). We were provided until May 14, 2008 to regain compliance. In order to regain compliance, the bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days before that date. We did not demonstrate compliance with Rule 4310(c)(4) by May 14, 2008, and we expect to receive a written delisting notice shortly. We plan to appeal the determination to delist our securities to the Listing Qualifications Panel. Our basis for appeal is our plan, as described in our 2008 proxy statement, to request shareholder approval for Zoom Directors to authorize, at their discretion, a reverse split of our common stock within a range of one-for-two to one-for-nine. We expect that the reverse stock split will result in an increase of the trading price of our common stock above the minimum bid price of $1.00 per share, but there can be no assurance that a reverse stock split within this range will actually result in an increase in the trading price of our common stock above $1.00 per share or that any such increase will be sustained. In addition, there can be no assurance that our stockholders will approve the reverse stock split. If the trading price of our common stock exceeds Nasdaq’s minimum bid price, we believe that it is likely, but not certain, that Nasdaq will rescind their delisting notice. A delisting of our shares, if it occurs, could have a negative effect on the market price for our shares.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In 2007, our net sales to three companies constituted 44% of our total net sales. In the first quarter of 2008 our net sales to three customers comprised 42% of our net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

With the shrinking of the dial-up modem market, we believe that our future success will depend in large part on our ability to more successfully penetrate the broadband modem markets, DSL and cable, and the VoIP market. These markets have significant barriers to entry that have adversely affected our sales to these markets. Although some cable and DSL modems are sold at retail, the high volume purchasers of these modems are concentrated in a relatively few large cable, telecommunications, and Internet service providers which offer broadband modem services to their customers. These customers, particularly cable services providers, also have extensive and varied approval processes for modems to be approved for use on their network. These approvals are expensive, time consuming, and continue to evolve. Successfully penetrating the broadband modem market therefore presents a number of challenges including:

•
the current limited retail market for broadband modems;  the relatively small number of cable, telecommunications and Internet service provider customers that make up the bulk of the market for broadband modems in certain countries, including the United States; the significant bargaining power of these large volume purchasers; the time consuming, expensive, uncertain and varied approval process of the various cable service providers; and the strong relationships with cable service providers enjoyed by incumbent cable equipment providers like Motorola and Cisco.

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

The market for PC communications products and high-speed broadband access products and services is characterized by aggressive pricing practices, continually changing customer demand patterns, rapid technological advances, emerging industry standards and short product life cycles. Some of our product and service developments and enhancements have taken longer than planned and have delayed the availability of our products and services, which adversely affected our sales and profitability in the past. Any significant delays in the future may adversely impact our ability to sell our products and services, and our results of operations and financial condition may be adversely affected. Our future success will depend in large part upon our ability to:

•
identify and respond to emerging technological trends and industry standards in the market; develop and maintain competitive products that meet changing customer demands; enhance our products by adding innovative features that differentiate our products from those of our competitors; bring products to market on a timely basis; introduce products that have competitive prices; manage our product transitions, inventory levels and manufacturing processes efficiently; respond effectively to new technological changes or new product announcements by others; and meet changing industry standards.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In the first quarter of 2007, sales outside North America were 27% of our net sales. In the first quarter of 2008, sales outside North America were 34% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. The types of risks faced in connection with international operations and sales include, among others:

•
regulatory and communications requirements and policy changes;  favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations;  reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican Peso relative to the US dollar; and import, export, and tariff regulations.

We may be subject to product returns resulting from defects, or from overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

If our products contain undetected defects, errors, or failures, we could face:

•	delays in the development of our products; numerous product returns; and other losses to us or to our customers or end users.

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

We are subject to the following risks because of our reliance on third party manufacturers:

•
reduced management and control of component purchases; reduced control over delivery schedules, quality assurance and manufacturing yields; lack of adequate capacity during periods of excess demand; limited warranties on products supplied to us; potential increases in prices; interruption of supplies from assemblers as a result of a fire, natural calamity, strike or other significant event; and misappropriation of our intellectual property.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: May 14, 2008	By:	/s/ Frank B. Manning
Frank B. Manning, President (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.