Form 10-Q
period 2008-06-30
ZOOM TECHNOLOGIES INC
filed 2008-08-14
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 12, 2008, was 1,869,393 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY
INDEX

		Page

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 1A	Risk Factors	17-22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	23

	Signatures	24

	Exhibit Index	25

	Exhibits

PART I - FINANCIAL INFORMATION

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,988,041	$3,647,654
Accounts receivable, net of allowances of $1,014,194 at June 30, 2008 and $1,400,803 at December 31, 2007	1,737,364	2,128,888
Inventories	3,170,985	4,452,503
Prepaid expenses and other current assets	286,555	336,424
Total current assets	8,182,945	10,565,469

Equipment, net	143,203	172,070
Investments	1,504,205	1,178,709
Total assets	$9,830,353	$11,916,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,723,964	$2,079,325
Accrued expenses	519,614	415,468
Deferred gain on sale of real estate	149,061	340,913
Total current liabilities	2,392,639	2,835,706
Total liabilities	2,392,639	2,835,706

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,871,073 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,622,853	31,507,393
Accumulated deficit	(24,855,793)	(23,100,390)
Accumulated other comprehensive income (loss)–currency translation adjustment	584,422	587,307
Treasury stock (1,680 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	7,437,714	9,080,542
Total liabilities and stockholders' equity	$9,830,353	$11,916,248

•	The common stock share quantities on the Condensed Consolidated Balance Sheet have been restated to reflect Zoom’s 1:5 reverse stock split that was effective August 7, 2008.

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$4,061,451	$4,342,052	$7,642,028	$9,096,308
Cost of goods sold	3,143,067	3,871,321	5,999,640	7,505,794
Gross profit	918,384	470,731	1,642,388	1,590,514

Operating expenses:
Selling	821,733	878,154	1,562,294	1,771,726
General and administrative	589,515	606,624	1,136,990	1,245,541
Research and development	436,285	490,875	903,195	982,214
	1,847,533	1,975,653	3,602,479	3,999,481
Operating profit (loss) before gain on sale of real estate	(929,149)	(1,504,922)	(1,960,091)	(2,408,967)
Gain on sale of real estate	95,926	95,626	191,852	191,552
Operating profit (loss)	(833,223)	(1,409,296)	(1,768,239)	(2,217,415)

Other:
Interest income	11,780	71,194	38,560	149,240
Other, net	(11,833)	(544)	(25,724)	(20,563)
Total other income(expense), net	(53)	70,650	12,836	128,677

Income (loss) before income taxes	(833,276)	(1,338,646)	(1,755,403)	(2,088,738)

Income taxes (benefit)	—	—	—	—

Net income (loss)	$(833,276)	$(1,338,646)	$(1,755,403)	$(2,088,738)

Basic and diluted net income (loss) per share	$(0.45)	$(0.72)	$(0.94)	$(1.12)

Weighted average common and common equivalent shares:
Basic and diluted	1,869,393	1,869,393	1,869,393	1,869,393

•
The common stock share quantities and net income (loss) per share on the Condensed Consolidated Statement of Operations have been restated to reflect Zoom’s 1:5 reverse stock split that was effective August 7, 2008.

See accompanying notes.

ZOOM TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(1,755,403)	$(2,088,738)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(191,852)	(191,552)
Stock based compensation	115,460	148,812
Depreciation and amortization	32,606	41,909
Changes in operating assets and liabilities:
Accounts receivable, net	390,008	903,623
Inventories	1,281,150	295,346
Prepaid expenses and other assets	49,712	7,576
Accounts payable and accrued expenses	(251,569)	(1,149,005)
Net cash provided by (used in) operating activities	(329,888)	(2,032,029)

Investing activities:

Investment	(325,496)	—
Additions to property, plant and equipment	(3,757)	5,887
Net cash provided by (used in) investing activities	(329,253)	5,887

Effect of exchange rate changes on cash	(472)	1,103

Net change in cash	(659,613)	(2,025,039)

Cash and cash equivalents at beginning of period	3,647,654	7,833,046

Cash and cash equivalents at end of period	$2,988,041	$5,808,007

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

In December 2007, the FASB issued SFAS No. 160, “Accounting for Non-controlling Interests” (“SFAS 160”). SFAS 160 clarifies the classification of non-controlling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of non-controlling interests. Under this statement, non-controlling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and non-controlling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no non-controlling interests in any of the Company’s subsidiaries.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009.

 (2) Liquidity

On June 30, 2008 the Company had working capital of $5.8 million, including $3.0 million in cash and cash equivalents.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 68 at June 30, 2007 and 63 at June 30, 2008. The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at June 30, 2008 were $8.2 million and current liabilities were $2.4 million. The Company did not have any long-term debt at June 30, 2008. Management believes it has sufficient resources to fund its planned operations through at least June 30, 2009. However, if the Company is unable to increase its revenues, reduce its expense, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

 (3) Inventories

	June 30, 2008	December 31, 2007
Inventories consist of :
Raw materials	$1,938,048	$2,913,556
Work in process	128,781	189,295
Finished goods	1,104,156	1,349,652
Total Inventories	$3,170,985	$4,452,503

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(833,276)	$(1,338,646)	$(1,755,403)	$(2,088,738)
Foreign currency translation adjustment	870	20,692	(2,885)	24,557
Comprehensive income (loss)	$(832,406)	$(1,317,954)	$(1,758,288)	$(2,064,181)

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

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales follow:

	Three Months		Three Months		Six Months		Six Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	June 30, 2008	Total	June 30, 2007	Total	June 30, 2008	Total	June 30, 2007	Total
North America	$2,716,488	67%	$2,629,708	61%	$5,125,886	67%	$6,115,371	67%
UK	1,002,285	25%	1,067,779	25%	1,681,277	22%	1,730,734	19%
All Other	342.678	8%	644,565	14%	834,865	11%	1,250,203	14%
Total	$4,061,451	100%	$4,342,052	100%	$7,642,028	100%	$9,096,308	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the second quarter of 2008 the Company's net sales to its top three customers accounted for 39% of its total net sales. In the second quarter of 2007 the Company's net sales to its top three customers accounted for 45% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms with any of its significant customers.

(8) Investments

As of June 30, 2008 and December 31, 2007 the Company owned all the Series A Preferred Shares of Unity Business Networks, LLC.

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008 due to the lack of required information. The Company expects that the option will not be exercised and will terminate in accordance with its terms on August 31, 2008.

As of June 30, 2008 the Company’s investment in RedMoon’s Notes is stated at cost of $325,496, which includes legal and other investment related costs.

As of January 22, 2008, the Company and RedMoon entered into a Security Agreement granting the Company a security interest in certain equipment of RedMoon, and the Company, RedMoon, and certain of RedMoon’s stockholders entered into a Voting Agreement whereby the Company and certain stockholders of RedMoon agreed to elect Frank Manning, Chief Executive Officer of the Company, and Bryan Thompson, Chief Executive Officer of RedMoon, to the Board of Directors of RedMoon.

(9) Other Events

On June 26, 2008, the stockholders of the Company approved a reverse stock split within the range of one-for-two and one-for-nine. On July 29, 2008, the Board of Directors approved a one-for-five reverse stock split which became effective on August 7, 2008. All common stock information presented herein has been retroactively restated to reflect the reverse stock split

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Overview

We derive our net sales primarily from sales of Internet-related communication products, principally broadband and dial-up modems and other communication products, to retailers, distributors, Internet Service Providers and Original Equipment Manufacturers. We sell our products through a direct sales force and through independent sales agents. Our employees are primarily located at our headquarters in Boston, Massachusetts and our sales office in the United Kingdom. We are experienced in electronics hardware, firmware, and software design and test, regulatory approvals, product documentation, and packaging; and we use that experience in developing each product in-house or in partnership with suppliers who are typically based in Asia. Electronic assembly and testing of the Company’s products in accordance with our specifications is typically done in China.

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

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our lease expires in December 2008. A renewal of our current lease may require an increase in our monthly rent. We may reduce the space leased in our current location or move our headquarters to a new location based on our needs and rental costs. In the event the lease for our current space is not further extended, we believe we will be able to find alternative space that is suitable and adequate for our headquarters operation.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 68 on June 30, 2007 to 63 on June 30, 2008. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2008 or 2007 headcount. Of Zoom’s 63 employees on June 30, 2008, 13 were engaged in research and development, 17 were involved in manufacturing management, purchasing, assembly, packaging, shipping and quality control, 22 were engaged in sales, marketing and technical support, and the remaining 11 performed accounting, administrative, management information systems, and executive functions.

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

In the second quarter of 2008 our net sales were down 6.5% compared to the second quarter of 2007. The sales decrease resulted from declines in DSL and dial-up modem sales, partially offset by increased sales of our wireless and cable modem products. The majority of the decline in DSL modem sales in the second quarter of 2008 compared to the second quarter of 2007 was due to lower sales at our largest UK retailer. The decline in dial-up modem sales was primarily the result of the continued decline of the dial-up modem after-market. Recently we opened new accounts and made initial shipments to Wal-Mart, Tesco, Costco UK, and Brightstar. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

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

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described in Note 8 to the accompanying financial statements or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008 due to the lack of required information. The Company expects that the option will not be exercised and will terminate in accordance with its terms on August 31, 2008.

Our cash and cash equivalents balance at June 30, 2008 was $3.0 million, down from $3.6 million at December 31, 2007. The cash decline over the first six months of 2008 was due primarily to our $1.8 million loss, our $0.3 million reduction in accounts payable and accrued expense, and our $0.3 million investment in RedMoon, partially offset by our $1.3 million reduction of inventory and our $0.4 reduction in accounts receivable.

On June 26, 2008, the stockholders of the Company approved a reverse stock split within the range of one-for-two and one-for-nine. On July 29, 2008, the Board of Directors approved a one-for-five reverse stock split which became effective on August 7, 2008. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.

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

Our second quarter 2008 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either when billable services were consumed or when a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years. Product returns as a percentage of net sales were 10.9% in the second quarter of 2008.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.1 million in 2006 and $0.1 million in 2007. In the second quarter of 2008 the reduction in net sales due to price protection was $0.005 million compared to $0.03 million in the second quarter of 2007.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives are reported as reductions in our net sales and were $0.8 million in 2006 and $1.2 million in 2007. In the second quarter of 2008, the reduction in our net sales due to sales and marketing incentives was $0.2 million compared to $0.3 million in the second quarter of 2007.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.7 million in 2006 and $0.3 million in 2007. In the second quarter of 2008, the reduction in our net sales due to consumer mail-in rebates and in-store rebates was $0.004 million compared to $0.05 million in the second quarter of 2007.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were approximately $0.1 million for 2007 and approximately $0.0 million for 2006. Our bad-debt write-offs were not significant in the second quarter of 2008 or 2007.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. We did not have significant charges to costs and expenses for obsolete or slow-moving products in the second quarter of 2008 or 2007.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all of the available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

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

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008 due to the lack of required information. The Company expects that the option will not be exercised and will terminate in accordance with its terms on August 31, 2008.

As of January 22, 2008, the Company and RedMoon entered into a Security Agreement granting the Company a security interest in certain equipment of RedMoon, and the Company, RedMoon, and certain of RedMoon’s stockholders entered into a Voting Agreement whereby the Company and certain stockholders of RedMoon agreed to elect Frank Manning, Chief Executive Officer.

The Company accounts for its investments in Unity and RedMoon at cost. The investments will be reviewed periodically for potential impairment.

Results of Operations

Summary. Net sales were $4.1 million for our second quarter ended June 30, 2008, down 6.5% from $4.3 million in the second quarter of 2007. We had a net loss of $0.83 million for the second quarter of 2008, compared to a net loss of $1.34 million in the second quarter of 2007. Loss per diluted share was $0.45 in the second quarter of 2008 compared to $0.72 for the second quarter of 2007. Net sales were $7.6 million for the first six month ended June 30, 2008, down 16.0% from $9.1 million in the first six months ended June 30, 2007. We had a net loss of $1.8 million for the first six months ended June 30, 2008 compared to a net loss of $2.1 million for the first six months ended June 30, 2007. Loss per diluted share was $0.94 in the first six months ended June 30, 2008 compared to $1.12 for first six months ended June 30, 2007.

Net Sales. Our total net sales for the second quarter of 2008 decreased $0.3 million or 6.5% from the second quarter of 2007, primarily due to decreases in DSL and dial-up modem sales, partially offset by an increase in wireless product sales. The decline in dial-up modem sales was primarily the result of the continued decline of the dial-up modem after-market. The majority of the decline in DSL modem sales in the second quarter of 2008 compared to the second quarter of 2007 was due to lower sales at our largest UK retailer. Dial-up modem net sales declined from $1.8 million in the second quarter of 2007 to $1.4 million in the second quarter of 2008. Cable modem sales were unchanged at $0.4 million in the second quarter of 2007 and the second quarter of 2008. Wireless product sales, not counting sales of DSL gateways with integrated wireless, increased from $0.1 million in the second quarter of 2007 to $0.8 million in the second quarter of 2008.

Our net sales for the first six months of 2008 decreased 16.0% from the first six months of 2007, primarily due to sales declines for DSL and dial-up modem sales. The decline in modem sales was primarily for the reasons cited above and due to production delays in the fourth quarter of 2006 which further resulted in a significant opening order backlog and resulting higher shipments in the first quarter of 2007. The production delays were the result of late 2006 transition difficulties from closing our Boston manufacturing facility and opening our Mexican maquiladora manufacturing operation.

Our net sales in North America increased from $2.6 million in the second quarter of 2007 to $2.7 million in the second quarter of 2008. Our net sales outside North America declined from $1.7 million in the second quarter of 2007 to $1.3 million in the second quarter of 2008. The decline in sales outside North America was primarily in Spain, the U.K., and Turkey.

Our net sales in North America were $5.1 million in the first six months of 2008, a decrease from $6.1 million in the first six months of 2007. Our net sales in the U.K. were $1.7 million in both the first six months of 2008 and 2007. Our net sales in countries outside North America and the U.K. were $0.8 million for the first six months of 2008 and $1.3 million for the first six months of 2007. The decline in sales outside North America was primarily in Vietnam, Israel, and Spain.

In the quarter ended June 30, 2008 three customers accounted for 39% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers. For the first six months of 2007 and 2008, our net sales to our top three customer accounted for 38% of our net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.9 million in the second quarter of 2008, an increase from $0.5 million in the second quarter of 2007. Gross margin as a percent of net sales was 22.6% in the second quarter of 2008 compared to 10.8% in the second quarter of 2007. The gross margin percentage was higher in the second quarter of 2008 compared to the second quarter of 2007 primarily due to reduced retail rebates and discounts, reduced manufacturing expense, and reserve adjustments for future product returns.

Our total gross profit was $1.6 million in both the first six months of 2008 and the first six months of 2007. Gross margin as a percent of net sales increased to 21.5% in the first six months of 2008 from 17.5% in the first six months of 2007. The gross margin percentage was higher in the first six months of 2008 primarily because of reduced retail rebates and discounts, reduced manufacturing expense, and reserve adjustments for future product returns.

Selling Expense. Selling expense was $0.8 million or 20.2% of net sales in the second quarter of 2008 compared to $0.9 million or 20.2% of net sales in the second quarter of 2007. Product delivery cost, marketing and advertising expense, rent, and telephone expense were lower in the second quarter of 2008 compared to the second quarter of 2007. Selling expense was $1.6 million for the first six months of 2008 and $1.8 million for the first six months of 2007. Selling expense as a percentage of net sales was 20.4% in the first six months of 2008 and 19.5% of net sales in the first six months of 2007. Product delivery cost, marketing and advertising expense, rent, telephone expense, and commissions were lower in the first six months of 2008 compared to the first six months of 2007.

 General and Administrative Expense. General and administrative expense was $0.6 million or 14.5% of net sales in the second quarter of 2008 and $0.6 million or 14.0% of net sales in the second quarter of 2007. General and administrative expense was $1.1 million or 14.9% of net sales in the first six months of 2008 compared to $1.2 million or 13.7% of net sales in the first six months of 2007. The reduction was primarily the result of reduced personnel, legal, and audit expense.

Research and Development Expense. Research and development expense was $0.4 million or 10.7% of net sales in the second quarter of 2008 and $0.5 million or 11.3% of net sales in the second quarter of 2007. Development and support continues on all of our major product lines. Research and development expense was $0.9 million or 11.8% of net sales in the first six months of 2008 compared to $1.0 million or 10.8% of net sales in the first six months of 2007. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions.

Gain on Sale of Real Estate. A gain on sale of real estate of $0.096 million was recorded in the second quarters of 2008 and 2007. In December 2006 Zoom sold its headquarters building in Boston and agreed to lease-back some of the office space. The lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain. This deferred gain is being recorded over the subsequent eight quarters at $0.096 million per quarter for seven quarters and $0.053 million in the eighth quarter, which will be the fourth quarter of 2008.

Other Income. Other income was approximately $0.0 million in the second quarter of 2008 and $0.07 million in the second quarter of 2007. Total other income (expense), net was income, net of $0.01 million in the first six months of 2008 compared to $0.1 million in the first six months of 2007. The income reduction was primarily from reduced interest income due to a decrease in cash on hand and changes in interest rates in both the second quarter and the first six months of 2008 as compared to 2007.

Income Tax Expense (Benefit). We did not record any tax expense in the second quarter of 2008 or the second quarter of 2007. The net deferred tax asset balance at June 30, 2008 was zero.

Liquidity and Capital Resources

On June 30, 2008, we had working capital of $5.8 million, including $3.0 million in cash and cash equivalents. We had a $0.7 million reduction in cash and cash equivalents in the first six months of 2008. Operating activities used $0.3 million in cash, as follows: a net loss of $1.8 million, a decrease of accounts payable and accrued expense of $0.3 million, and an adjustment for a gain on sales of real estate for $0.2 million, partially offset by a decrease of inventory of $1.3 million and a decrease in accounts receivable of $0.4 million. Investing activities used $0.3 million in cash for the RedMoon investment described above.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. Our employee headcount was 68 at June 30, 2007 and was reduced to 63 at June 30, 2008. We have 29 dedicated manufacturing personnel in Mexico employed by a manufacturing service provider and they are not counted as Zoom employees. At June 30, 2007 we had 36 dedicated manufacturing personnel in Mexico. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2008, and we may make further reductions if the actions are deemed necessary.

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

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On the same date, Zoom and RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which Zoom has the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008, unless the we elect to terminate the Option Agreement prior to that date. On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008 due to the lack of required information. The Company expects that the option will not be exercised and will terminate in accordance with its terms on August 31, 2008.

Management believes it has sufficient resources to fund its planned operations through at least June 30, 2009. However, if we are unable to increase our revenues, reduce or otherwise adequately control our expenses, or raise capital, our longer-term ability to continue as a going concern and achieve our intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, in Zoom’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Zoom’s other filings with the Securities and Exchange Commission, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three and six months ended June 30, 2008 there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2007.

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

As of June 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

Industry analysts believe that the market for our dial-up modems will continue to decline. If we are unable to increase demand for and sales of our broadband modems, we may be unable to sustain or grow our business. The market for high-speed communications products and services has a number of competing technologies. For instance, Internet access can be achieved by using a standard telephone line and appropriate service for dial-up modems; DSL modems;  using a cable modem with a cable TV line and cable modem service;  using a router and some type of modem to service the computers connected to a local area network; or other approaches, including wireless links to the Internet.

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

On November 16, 2007 the Nasdaq Stock Market notified us that we were no longer in compliance with Marketplace Rule 4310(c)(4) because our common stock traded below $1.00 per share for 30 days. We were provided until May 14, 2008 to regain compliance by trading at $1.00 or more for 10 straight trading days. We did not demonstrate compliance with Rule 4310(c)(4) by May 14, 2008, and we received a written delisting notice on May 15, 2008. We appealed the determination to delist our securities to the Listing Qualifications Panel. Our basis for appeal was our plan to effect a reverse split of our common stock, and the Listing Qualifications Panel agreed with this plan. On August 7, 2008 we effected a one-for-five reverse stock split. We expect that the reverse stock split will result in an increase of the trading price of our common stock above the minimum bid price of $1.00 per share, but there can be no assurance that a trading price above $1.00 per share will be sustained. If the trading price of our common stock exceeds Nasdaq’s minimum bid price for ten consecutive trading days, we believe that it is likely, but not certain, that Nasdaq will rescind their delisting notice. A delisting of our shares, if it occurs, could have a negative effect on the market price for our shares.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In 2007, our net sales to three companies constituted 44% of our total net sales. In the second quarter of 2008 our net sales to three customers comprised 39% of our net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

Our sales of broadband products have been adversely affected by all of these factors. Sales of our broadband products in European countries have fluctuated and may continue to fluctuate due to approvals and delays in the deployment by service providers of cable and DSL service in these countries. We cannot predict whether we will be able to successfully penetrate these markets.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In the second quarter of 2007, sales outside North America were 39% of our net sales. In the second quarter of 2008, sales outside North America were 33% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes;  favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations;  reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican Peso relative to the US dollar; and import, export, and tariff regulations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 26, 2008. At the Annual Meeting, the stockholders voted (All share numbers have been adjusted to reflect the 1-for-5 reverse split of our common stock, which was effective on August 7, 2008):

1. To elect five (5) directors to serve for the ensuing year and until their successors are duly elected. The votes cast were as follows:

Nominees	For	Withheld/Abstain
Frank B. Manning	1,619,194	54,295
Peter R. Kramer	1,615,755	57,734
Bernard Furman	1,619,052	54,437
J. Ronald Woods	1,613,912	59,579
Joseph Donovan	1,614,262	59,227

2. To consider and act upon a proposed plan to authorize, but not require, Zoom Technologies to effect a reverse stock split of Zoom Technologies’ Common Stock at a ratio within the range of one-for-two and one-for-nine, to be determined by the Board of Directors in their discretion and calculated in their judgment to achieve the minimum bid price requirements of the Nasdaq Capital Market for Zoom Technologies’ Common Stock while allowing Zoom Technologies to continue to meet the other listing requirements for the Nasdaq Capital Market. The votes cast were as follows:

For	Against	Abstain	Broker Non-Votes
1,511,299	15,699	5,198	0

ITEM 6. EXHIBITS
Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: August 13, 2008	By: /s/ Frank B. Manning
Frank B. Manning President (Principal Executive Officer)

Date: August 13, 2008	By: /s/ Robert A. Crist
Robert A. Crist Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.