Form 10-Q
period 2008-09-30
ZOOM TECHNOLOGIES INC
filed 2008-11-14
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number 0-18672

———————

ZOOM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

———————

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 12, 2008, was 1,869,378 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2008 and
December 31, 2007 (unaudited)

1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)

2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 and 2007 (unaudited)

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.        Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1A.     Risk Factors

17

Item 6.        Exhibits

24

Signatures

25

Exhibit Index

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ZOOM TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,143,964	$3,647,654
Accounts receivable, net of allowances of $906,365 at September 30, 2008 and $1,400,803 at December 31, 2007	1,700,362	2,128,888
Inventories	3,099,134	4,452,503
Prepaid expenses and other current assets	202,519	336,424
Total current assets	7,145,979	10,565,469
Equipment, net	122,242	172,070
Investments	1,504,205	1,178,709
Total assets	$8,772,426	$11,916,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,749,326	$2,079,325
Accrued expenses	517,419	415,468
Deferred gain on sale of real estate	53,135	340,913
Total current liabilities	2,319,880	2,835,706
Total liabilities	2,319,880	2,835,706

Stockholders' equity Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,871,058 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,681,066	31,507,393
Accumulated deficit	(25,848,852)	(23,100,390)
Accumulated other comprehensive income (loss)–currency translation adjustment	534,100	587,307
Treasury stock (1,680 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	6,452,546	9,080,542

Total liabilities and stockholders' equity	$8,772,426	$11,916,248

•

The common stock share quantities on the Condensed Consolidated Balance Sheet have been restated to reflect Zoom’s 1:5 reverse stock split that was effective August 7, 2008.

See accompanying notes.

ZOOM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$3,885,437	$5,580,131	$11,527,464	$14,676,439
Cost of goods sold	3,136,492	4,287,082	9,136,132	11,792,877
Gross profit	748,945	1,293,049	2,391,332	2,883,562

Operating expenses:
Selling	749,264	979,252	2,311,557	2,750,978
General and administrative	620,212	617,086	1,757,202	1,862,627
Research and development	418,853	433,822	1,322,048	1,416,036
	1,788,329	2,030,161	5,390,807	6,029,641
Operating profit (loss) before gain on sale of real estate	(1,039,384)	(737,112)	(2,999,475)	(3,146,079)
Gain on sale of real estate	95,926	95,926	287,778	287,478
Operating profit (loss)	(943,458)	(641,186)	(2,711,697)	(2,858,601)

Other:
Interest income	9,413	47,568	47,973	196,808
Other, net	(59,015)	(19,251)	(84,738)	(39,814)
Total other income(expense), net	(49,602)	28,317	(36,765)	156,994

Income (loss) before income taxes	(993,060)	(612,869)	(2,748,462)	(2,701,607)

Income taxes (benefit)	—	—	—	—

Net income (loss)	$(993,060)	$(612,869)	$(2,748,462)	$(2,701,607)

Basic and diluted net income (loss) per share	$(0.53)	$(0.33)	$(1.47)	$(1.45)

Weighted average common and common equivalent shares:
Basic and diluted	1,869,378	1,869,378	1,869,378	1,869,378

•

The common stock share quantities and net income (loss) per share on the Condensed Consolidated Statement of Operations have been restated to reflect Zoom’s 1:5 reverse stock split that was effective August 7, 2008.

See accompanying notes.

ZOOM TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(2,748,462)	$(2,701,607)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(287,778)	(287,478)
Stock based compensation	173,673	192,978
Depreciation and amortization	123,551	65,847
Changes in operating assets and liabilities:
Accounts receivable, net	391,860	(246,042)
Inventories	1,341,196	220,026
Prepaid expenses and other assets	130,220	62,489
Accounts payable and accrued expenses	(236,844)	(306,384)
Net cash provided by (used in) operating activities	(1,112,584)	(3,000,171)

Investing activities:

Investment	(325,496)	(1,178,709)
Additions to property, plant and equipment	(74,283)	4,892
Net cash provided by (used in) investing activities	(399,779)	(1,173,817)

Effect of exchange rate changes on cash	8,673	(2,775)

Net change in cash	(1,503,690)	(4,176,763)

Cash and cash equivalents at beginning of period	3,647,654	7,833,046

Cash and cash equivalents at end of period	$2,143,964	$3,656,283

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

(a)

Recently Issued or Proposed Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

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

ZOOM TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

(2)

Liquidity

On September 30, 2008 the Company had working capital of $4.8 million, including $2.1 million in cash and cash equivalents.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The employee headcount was 65 at September 30, 2007 and 63 at September 30, 2008. The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at September 30, 2008 were $7.1 million and current liabilities were $2.3 million. The Company did not have any long-term debt at September 30, 2008. Management believes it has sufficient resources to fund its planned operations through at least September 30, 2009. The Company would consider selling its investments in Unity and RedMoon in order to raise cash. However, if the Company is unable to increase its revenues, reduce its expense, sell its investments, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

(3)

Inventories

	September 30, 2008	December 31, 2007
Inventories consist of :
Raw materials	$1,784,121	$2,913,556
Work in process	23,484	189,295
Finished goods	1,291,529	1,349,652
Total Inventories	$3,099,134	$4,452,503

ZOOM TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4)

Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(993,060)	$(612,869)	$(2,748,462)	$(2,701,607)
Foreign currency translation adjustment	(50,322)	14,136	(53,207)	38,693
Comprehensive income (loss)	$(1,043,382)	$(598,733)	$(2,801,669)	$(2,662,914)

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

(6)

Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales follow:

	Three Months Ended September 30, 2008	% of Total	Three Months Ended September 30, 2007	% of Total	Nine Months Ended September 30, 2008	% of Total	Nine Months Ended September 30, 2007	% of Total
North America	$2,836,511	73%	$3,259,896	58%	$7,924,238	69%	$9,377,065	64%
UK	707,007	18%	1,452,551	26%	2,388,284	21%	3,183,286	22%
All Other	341,919	9%	867,884	16%	1,214,942	10%	2,116,088	14%
Total	$3,885,437	100%	$5,580,131	100%	$11,527,464	100%	$14,676,439	100%

(7)

Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the third quarter of 2008 and the third quarter of 2007 the Company's net sales to its top three customers accounted for approximately 50% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms with any of its significant customers.

(8)

Investments

As of September 30, 2008 and December 31, 2007 the Company owned all the Series A Preferred Shares of Unity Business Networks, LLC. As of September 30, 2008 the Company’s investment in Unity Business Networks, LLC. is stated at cost of $1,178,709 which includes legal and other investment related costs.

ZOOM TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option was not exercised and terminated in accordance with its terms on August 31, 2008.

As of September 30, 2008 the Company’s investment in RedMoon’s Notes is stated at cost of $325,496, which includes legal and other investment related costs.

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

For many years we performed most of the final assembly, test, packaging, warehousing and distribution at a production and warehouse facility on Summer Street in Boston, Massachusetts, which has also engaged in firmware programming for some products. On June 30, 2006 we announced our plans to move most of our Summer Street operations to a dedicated facility in Tijuana, Mexico commencing approximately September 1, 2006, and we have since implemented that plan. Our lease for our Summer Street facility expired in August 2006, and we completely vacated the facility on September 30, 2006. Our Mexican lease expires April 30, 2009, and we hope to reduce our leased space and cost starting May 1, 2009.

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our current lease expires in December 2008, and we recently signed a lease extension that commits us for at least 2 years. This extension states that on January 1, 2009 we will reduce our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.

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

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, went from 65 on September 30, 2007 to 63 on September 30, 2008. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2008 or 2007 headcount. Of Zoom’s 63 employees on September 30, 2008, 13 were engaged in research and development, 17 were involved in manufacturing management, purchasing, assembly, packaging, shipping and quality control, 22 were engaged in sales, marketing and technical support, and the remaining 11 performed accounting, administrative, management information systems, and executive functions.

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

In the third quarter of 2008 our net sales were down 30.4% compared to the third quarter of 2007. The sales decrease resulted from declines in DSL and dial-up modem sales, partially offset by increased sales of our wireless and cable modem products. The majority of the decline in DSL modem sales in the third quarter of 2008 compared to the third quarter of 2007 was due to lower sales at our largest UK retailer. The decline in dial-up modem sales was primarily the result of the continued decline of the dial-up modem after-market. Recently we opened new accounts and made initial shipments to Wal-Mart, Tesco, Costco UK, and Brightstar. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

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

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described in Note 8 to the accompanying financial statements or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option was not exercised and terminated in accordance with its terms on August 31, 2008.

Our cash and cash equivalents balance at September 30, 2008 was $2.1 million, down from $3.6 million at December 31, 2007. The cash decline over the first nine months of 2008 was due primarily to our $2.7 million loss, an adjustment for a gain on sales of real estate of $0.3 million, and a decrease of accounts payable and accrued expense of $0.2 million, and our $0.3 million investment in RedMoon, partially offset by our $1.3 million reduction of inventory and our $0.4 million reduction in accounts receivable.

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

Our third quarter 2008 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either when billable services were consumed or when a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. The relationship of quarterly physical product returns to quarterly product sales remained relatively stable for many years. Product returns as a percentage of net sales were 10.7% in the third quarter of 2008.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.1 million in 2006 and $0.1 million in 2007. In the nine months ended September 30, 2008 the reduction in net sales due to price protection was $0.03 million.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives are reported as reductions in our net sales and were $0.8 million in 2006 and $1.2 million in 2007. In the nine months ended September 30, 2008 the reduction in net sales due to sales and marketing incentives was $0.05 million.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.7 million in 2006 and $0.3 million in 2007. In the nine months ended September 30, 2008 the reduction in net sales due to customer rebates was $0.03 million.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were approximately $0.1 million for 2007 and approximately $0 million for 2006. Our bad-debt write-offs were $0.2 million in the nine months ended September 30, 2008.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. Our charges to costs and expenses for obsolete or slow-moving products in the nine months ended September 30, 2007 and 2008 were not material.

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

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described below or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option was not exercised and terminated in accordance with its terms on August 31, 2008.

As of January 22, 2008, the Company and RedMoon entered into a Security Agreement granting the Company a security interest in certain equipment of RedMoon, and the Company, RedMoon, and certain of RedMoon’s stockholders entered into a Voting Agreement whereby the Company and certain stockholders of RedMoon agreed to elect Frank Manning, Chief Executive Officer.

The Company accounts for its investments in Unity and RedMoon at cost. The investments are reviewed periodically for potential impairment.

Results of Operations

Summary. Net sales were $3.9 million for the quarter ended September 30, 2008, down 30.4% from $5.6 million in the third quarter of 2007. We had a net loss of $1.0 million for the third quarter of 2008, compared to a net loss of $0.6 million in the third quarter of 2007. Loss per diluted share was $0.53 in the third quarter of 2008 compared to $0.33 for the third quarter of 2007. Net sales were $11.5 million for the first nine months ended September 30, 2008, down 21.5% from $14.7 million in the first nine months ended September 30, 2007. We had a net loss of $2.75 million for the first nine months ended September 30, 2008 and $2.70 million for the first nine months ended September 30, 2007. Loss per diluted share was $1.47 for the first nine months ended September 30, 2008 compared to $1.45 for first nine months ended September 30, 2007.

Net Sales. Our total net sales for the third quarter of 2008 decreased $1.7 million or 30.4% from the third quarter of 2007, primarily due to a decrease in DSL modem sales. The decline in DSL modem sales in the third quarter of 2008 compared to the third quarter of 2007 was $1.6 million and was due primarily to lower sales to our largest UK retailer. Net sales of dial-up modems during the third quarter of 2008 declined $0.2 million and net sales of cable modems increased $0.1 million for the third quarter of 2008 as compared to the third quarter of 2007. Wireless product sales, which excludes sales of DSL gateways with integrated wireless, increased slightly. Our net sales in North America decreased from $3.3 million in the third quarter of 2007 to $2.8 million in the third quarter of 2008. Our net sales outside North America declined from $2.3 million in the third quarter of 2007 to $1.0 million in the third quarter of 2008. This decline was primarily due to a decrease in sales to one large customer in the U.K., poor performance by certain of our international distributors, and fluctuations in the currency exchange rates which reduced our revenues. The decline in sales outside North America was primarily in the U.K., Latin America, Saudi Arabia, and Spain.

Our net sales for the first nine months of 2008 decreased 21.5% from the first nine months of 2007, primarily due to declines in DSL and dial-up modem sales. Our net sales in North America were $7.9 million in the first nine months of 2008, a decrease from $9.3 million in the first nine months of 2007. Our net sales in countries outside North America were $3.6 million for the first nine months of 2008 as compared to $5.3 million for the first nine months of 2007. The decline in sales outside North America was primarily in the U.K., Latin America, Vietnam, and Saudi Arabia.

In the quarter ended September 30, 2008 and 2007 three customers accounted for approximately 50% of total net sales. Because of our significant customer concentration, our net sales and operating income have fluctuated and could in the future fluctuate significantly as a result of changes in political or economic conditions or the loss, reduction of business, changes in currency exchange rates, or less favorable terms for any of our significant customers.

Gross Profit.  Our total gross profit was $0.7 million in the third quarter of 2008, a decrease from $1.3 million in the third quarter of 2007, primarily due to reduced sales. Gross margin as a percent of net sales was 19.3% in the third quarter of 2008 compared to 23.2% in the third quarter of 2007. The gross margin percentage was lower in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the spreading of our fixed costs over lower net sales and increases in our provisions for obsolescence and scrap.  Our total gross profit was $2.4 million in the first nine months of 2008, a decline from $2.9 million in the first nine months of 2007. This decline was primarily due to the reduction in net sales. Gross margin as a percent of net sales increased to 20.7% in the first nine months of 2008 from 19.6% in the first nine months of 2007. The gross margin percentage was higher in the first nine months of 2008 primarily because of reduced retail discounts and rebates, reduced manufacturing expense, and reserve adjustments for future product returns.

Selling Expense. Selling expense was $0.7 million or 19.3% of net sales in the third quarter of 2008 compared to $1.0 million or 17.5% of net sales in the third quarter of 2007. Product distribution cost, marketing expense, rent, telephone expense, and commissions were lower in the third quarter of 2008 compared to the third quarter of 2007. Selling expense was $2.3 million for the first nine months of 2008 and $2.8 million for the first nine months of 2007. Selling expense as a percentage of net sales was 20.1% in the first nine months of 2008 and 18.7% of net sales in the first nine months of 2007. Product distribution cost, marketing and advertising expense, rent, telephone expense, and commissions were lower in the first nine months of 2008 compared to the first nine months of 2007.

General and Administrative Expense. General and administrative expense was $0.6 million or 16.0% of net sales in the third quarter of 2008 and $0.6 million or 11.1% of net sales in the third quarter of 2007. General and administrative expense was $1.8 million or 15.2% of net sales in the first nine months of 2008 compared to $1.9 million or 12.7% of net sales in the first nine months of 2007. The reduction was primarily the result of reduced personnel cost, insurance and rent expense, partially offset by increased legal expense.

Research and Development Expense. Research and development expense was $0.4 million or 10.8% of net sales in the third quarter of 2008 and $0.4 million or 7.8% of net sales in the third quarter of 2007. Development and support continues on all of our major product lines. Research and development expense was $1.3 million or 11.5% of net sales in the first nine months of 2008 compared to $1.4 million or 9.8% of net sales in the first nine months of 2007. Research and development costs in the nine month period decreased primarily as a result of lower personnel cost.

Gain on Sale of Real Estate.  A gain on sale of real estate of $0.096 million was recorded in the third quarters of 2008 and 2007. For the first 9 months of 2008 and 2007 a gain on sale of real estate of $0.288 million was recorded. In December 2006 Zoom sold its headquarters building in Boston and agreed to lease-back some of the office space. The lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain from the sale of the building. This deferred gain is being recorded over the subsequent eight quarters at $0.096 million per quarter for seven quarters and $0.053 million in the eighth quarter, which will be next quarter, the fourth quarter of 2008.

Other Income (Expense), net. Other expense was approximately $0.05 million in the third quarter of 2008 compared to other income of $0.03 million in the third quarter of 2007. Other expense was $0.04 million in the first nine months of 2008 compared to other income of $0.16 million in the first nine months of 2007. The year-over-year change from income to expense in both the third quarter and the nine months year-to-date was primarily a result of reduced interest income due to a decrease in cash on hand and changes in interest rates and foreign currency exchange losses.

Income Tax Expense (Benefit). We did not record any tax expense in the three and nine months ended on September 30, 2008 and 2007. The net deferred tax asset balance at September 30, 2008 was zero.

Liquidity and Capital Resources

On September 30, 2008, we had working capital of $4.8 million, including $2.1 million in cash and cash equivalents. We had a $1.5 million reduction in cash and cash equivalents in the first nine months of 2008. Operating activities used $1.1 million in cash, as follows: a net loss of $2.7 million, an adjustment for a gain on sales of real estate for $0.3 million, and a decrease of accounts payable and accrued expense of $0.2 million, partially offset by a decrease of inventory of $1.3 million and a decrease in accounts receivable of $0.4 million. Investing activities used $0.3 million in cash for the RedMoon investment described above.

To conserve cash and manage our liquidity, we continue to implement cost cutting initiatives including the reduction of employee headcount and overhead costs. Our employee headcount was 65 at September 30, 2007 and was reduced to 63 at September 30, 2008. At September 30, 2008 we had 31 dedicated manufacturing personnel in Mexico employed by a manufacturing service provider and they are not counted as Zoom employees. At September 30, 2007 we had 44 dedicated manufacturing personnel in Mexico. We plan to continue to assess our cost structure as it relates to our revenues and cash position in 2008, and we may make further reductions if the actions are deemed necessary.

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

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000. On the same date, Zoom and RedMoon and the holders of RedMoon’s outstanding capital stock entered into an Option Agreement pursuant to which Zoom had the right to buy the balance of RedMoon any time prior to the close of business on August 31, 2008. On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option terminated in accordance with its terms on August 31, 2008.

Management believes it has sufficient resources to fund its planned operations through at least September 30, 2009. The Company would consider selling its investments in Unity and RedMoon in order to raise cash. However, if the Company is unable to increase its revenues, reduce its expense, sell its investments, or raise capital the Company's longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected. See the safe harbor statement contained herein and the "Risk Factors" under Item IA of Part II of this Quarterly Report on Form 10-Q below, in Zoom’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Zoom’s other filings with the Securities and Exchange Commission, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three and nine months ended September 30, 2008 there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2007.

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

As of September 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Over the next twelve months we may require additional financing for our operations either to fund losses beyond those we anticipate or to fund growth in our inventory and accounts receivable. We have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations and we may be required to further reduce planned expenditures or forego business opportunities. These factors could reduce our net sales, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our common stock held by current shareholders, while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which would impede our ability to succeed.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet certain financial requirements in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. On October 16, 2008, the Nasdaq Stock Market suspended the minimum bid price requirement until January 16, 2009, however, our common stock is currently trading below $1.00 per share. If our common stock trades below $1.00 per share for 30 consecutive business days, after the expiration of the temporary suspension we will receive a deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and have a negative effect on the market price for our shares.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of our net sales. In 2007, our net sales to three companies constituted 44% of our total net sales. In the third quarter of 2008 our net sales to three customers comprised 50% of our net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

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

Changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price, may reduce our foreign currency denominated sales when expressed in dollars, or may otherwise have a material adverse effect on our sales and operating results. A significant increase in our foreign currency denominated sales would increase our risk associated with foreign currency fluctuations. A weakness in the U.S. dollar relative to the Mexican peso and various Asian currencies including the Chinese renminbi could increase our product costs. Fluctuations in the currency exchange rates have, and may continue to, adversely affect our operating results.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent financial crisis and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; customer insolvencies; rapid changes to the foreign currency exchange rates; decreased customer confidence; and decreased customer demand.  Any of these events, or any other events caused by the recent financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States. In the third quarter of 2007, sales outside North America were 42% of our net sales. In the third quarter of 2008, sales outside North America were 27% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations

We may be subject to product returns resulting from defects or from overstocking of our products. Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: November 14, 2008	By:	/s/ FRANK B. MANNING
Frank B. Manning President (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ ROBERT A. CRIST
Robert A. Crist Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.