Form 10-K
period 2008-12-31
ZOOM TECHNOLOGIES INC
filed 2009-03-12
CIK 822708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10K

———————

☑ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-18672

———————

ZOOM TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	51-0448969
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

207 South Street, Boston, Massachusetts 02111

 (Address of Principal Executive Office) (Zip Code)

(617) 423-1072

 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2008 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was $2,801,411.20

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of February 15, 2009 was 1,959,378 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

_______________________________________

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•

the potential share exchange transaction;

•

the sufficiency of our capital resources;

•

our ability to continue as a going concern;

•

the availability of debt and equity financing;

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

PART I

ITEM 1 – BUSINESS

Potential Share Exchange

On January 28, 2009, Zoom Technologies, Inc. (“Zoom” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”) and TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”).  TCB Digital is primarily engaged in electronic and telecommunications product design, development and manufacturing.

Pursuant to the terms of the Agreement, Zoom intends to acquire from Gold Lion 51% of the outstanding stock of TCB Digital in exchange for 4,225,219 shares of Zoom common stock.  In addition, Zoom intends to grant the majority shareholder of Gold Lion an option to acquire an additional 2,402,576 Zoom shares in exchange for an additional 29% of the outstanding stock of TCB Digital.  If the option is exercised, Zoom would have acquired 80% of the outstanding stock of TCB Digital in exchange for an aggregate of 6,627,795 shares of Zoom common stock.

Zoom will also have options to acquire five other companies that are owned by the majority shareholder of Gold Lion, with the option price of each company to be based on the higher of a minimum price or a multiple of that company’s net income.

At the closing of the share exchange pursuant to the Agreement, Zoom intends to spin off its current business and operating subsidiary, Zoom Telephonics, in a transaction that is not anticipated to be a taxable distribution to Zoom’s shareholders. Zoom Telephonics would also grant TCB Digital licensing rights to the “Zoom” and “Hayes” trademarks for certain products and geographic regions.

The potential transaction is described in Zoom’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 3, 2009.  The potential transaction is subject to approval by Zoom’s shareholders as well as the satisfaction or waiver of other conditions. If the transaction closes, Zoom’s shareholders immediately prior to the closing date would retain their existing shares in Zoom Technologies and would also receive an equal number of new shares in Zoom Telephonics, Inc.

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

Cable modems provide a high-bandwidth connection to the Internet through a cable-TV cable that connects to compatible equipment that is typically at or near the cable service provider. We began shipping cable modems during 2000. Our cable modem customers in the U.S. and other countries are primarily focused on retail.

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

Products

General

The vast majority of our products facilitate communication of data through the Internet. Our dial-up modems can also link computers, point-of-purchase terminals, or other devices to each other through the traditional telephone network without using the Internet. Our cable modems use the cable-TV cable and our DSL modems use the local telephone line to provide a high-speed link to the Internet. Our wireless-G network products typically communicate with a broadband modem for access to the Internet.  Some of our Bluetooth wireless products, such as our Bluetooth modem, are designed for Internet access. Our dialers can be used to route voice calls to a VoIP network that may include the Internet. Our modems and dialers typically connect to a single phone line in a home, office, or other location.  We do have some products, however, that do not facilitate communication of data through the Internet.  The most important of these are some Bluetooth products, including our iHiFi® line of Bluetooth audio products.

Dial-Up Modems

We have a broad line of dial-up modems with top data speeds up to 56,000 bps, available in internal, external, and PC Card models. PC-oriented internal modems are designed primarily for installation in the PCI slot or PCI-E slot of IBM PC-compatibles. Embedded internal modems are designed to be embedded in PCs dedicated to a specific application, such as point-of-purchase terminals, kiosks, and set-top boxes. Many of our external modems are designed to work with almost any terminal or computer, including Windows computers, the Apple Macintosh, Linux computers, and other computers. Our PC Card modems are designed for use with notebook and sub-notebook computers equipped with standard PC Card slots. When sold as packaged retail products, our dial-up modems are typically shipped complete with third-party software that supports the hardware capabilities of the modem.

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

In March and April of 1999 we acquired substantially all of the modem product and trademark assets of Hayes Mcrocomputer Products, Inc., an early leader in the modem industry. In July 2000 we acquired the trademark and product rights to Global Village products. Global Village was a modem brand for products used with Apple Macintosh computers. We now sell and market dial-up modems under the Zoom® and Hayes® names, and also sell them unbranded or under a private-label brand specific to a particular high-volume account. In addition, we offer a VoIP phone service under the Global Village name.

In 2007 and 2008 our dial-up modems and related products accounted for approximately 40% and 41% of our net sales, respectively.

DSL Modems

Our DSL modems incorporate the ADSL standards that are currently most popular worldwide, including ADSL2/2+, G.dmt, G.Lite, and ANSI T1.413 issue 2. In 2000 we designed and shipped our first DSL modems, an external USB model and an internal PCI model. In 2002 we introduced a new PCI models, and also introduced an Ethernet model and a USB/Ethernet model with router features. In 2003 we introduced a DSL modem with a built-in router, a USB port, and four switched Ethernet ports. In September 2004 Zoom began shipping its first DSL modem with built-in VoIP, which also included a router, a 4-port switch, and a firewall. During the fourth quarter of 2004 Zoom introduced new modem hardware designs for its USB, Ethernet, Ethernet/USB, and 4-port router models, shifting to newer modem chipsets and lowering Zoom's cost of goods. In March 2005 Zoom introduced a DSL modem with wireless networking using the 802.11b and 802.11g standards, a 4-port switching hub, router, and firewall.  In 2006 Zoom began shipping a software Install Assistant with most of its DSL modems to simplify end-user installation.  In January 2007 Zoom began shipping user-friendly upstream (that is, to the Internet) QOS Quality-of-Service capability with some of its DSL modems, to provide a “fast lane” for bandwidth-sensitive applications such as VoIP, gaming, and video. In 2009 Zoom expects to expand its user-friendly QOS to include downstream (that is, from the Internet) QOS, to introduce some DSL models with TR.69 and Annex M capability, and to begin volume shipments of a DSL modem with a built-in wireless-G router and VoIP.  Zoom may also introduce other DSL products, including one with wireless-N for wireless local area network speeds significantly higher than wireless-G.

In 2007 and 2008 our DSL modems and related products accounted for approximately 50% and 32% of our net sales, respectively.

Bluetooth® Modems and Adapters

In 2003 we began shipping a Bluetooth modem, a Bluetooth USB adapter, and a Bluetooth PC Card adapter. Bluetooth is a wire-elimination technology that is increasingly popular for mobile phone and computer products. In 2006 we introduced our iHiFiTM line of Bluetooth products for transmission of music and other audio from one device to another – for instance, from an iPod or other sound source to a stereo or powered speakers.  In 2007 we introduced a number of new iHiFi products, including Bluetooth headphones and a transmitter that works for any iPod that has an iPod docking connector.  In 2008 we introduced thumbnail-size USB adapters support Bluetooth version 2.1 as well as earlier Bluetooth standards.

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

Zoom sells cable modems to electronics retailers and cable service providers. Sales through the retail channel have been handicapped by a number of factors, including the fact that most cable service providers offer cable modems with their service and the fact that some cable service providers do not provide a financial incentive to a customer who purchases his own modem rather than leasing it from the cable service provider.  However, Zoom has significant cable modem sales through retailers.

Zoom’s cable modems currently support DOCSIS standards 1.0, 1.1, and 2.0, the popular standards in the US and many other countries.  The DOCSIS 3.0 standard supports higher speeds and other features, and Comcast began shipping DOCSIS 3.0 cable modems to a limited number of markets in 2008.  Zoom does not currently ship DOCSIS 3.0 cable modems, and Zoom continues to monitor the roll-out of DOCSIS 3.0 services.

Voice over Internet Protocol Products and Global Village

In 2004 we introduced a line of products that support VoIP or "Voice over Internet Protocol". Our first VoIP products used the standards-based Session Initiation Protocol, or SIP protocol, and are thus compatible with a wide range of other SIP-compatible VoIP products and services. SIP allows devices to establish and manage voice calls on the Internet. Zoom’s VoIP product line includes the X5v, the V3, and a line of Analog Telephone Adapters. The X5v includes a DSL modem, a router, a firewall, a 4-port switching hub, Zoom’s TelePort, and other features. The V3 has the same features as the X5v, except instead of having a built-in DSL modem, the V3 has an Ethernet port for connecting to the Ethernet port of an external DSL modem or cable modem. Zoom’s Analog Telephone Adapters connect to a router’s Ethernet port and to one or more telephones to provide those phones with VoIP capabilities. Zoom began sampling a DSL modem with a built-in wireless-G router and VOIP in 2008, and Zoom expects volume shipments of this product in 2009.  Some of Zoom’s Analog Telephone Adapters include TelePort.

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

Some versions of Zoom’s VoIP products are bundled with Global Village phone service, a Zoom-developed SIP-based service that includes a free VoIP phone service and an optional paid service for communicating with phones that can be reached through the switched phone network. Other versions of Zoom’s VoIP products do not come with Global Village service, since they are designed to be used by service providers offering some other VoIP service. Global Village has a wide array of features for routing calls, recording voice mail, conference calling, and tracking customer usage and costs. Global Village phone service helps Zoom to address the specific needs of its end-user, retailer, and service provider customers. For instance, Zoom makes Global Village available in a number of different languages and with a number of payment options to address specific market needs. Global Village can be offered to end-users, but it can also be offered to service providers either under the Global Village brand or as a private-label VoIP service. In late 2008 Zoom extended Global Village services to include call-back services that do not require VoIP hardware.  The caller uses a text message or Web browser to specify the number being dialed, and then Global Village calls back the caller’s phone and connects him or her to the number being called.  It is too early to say whether Zoom can successfully market these call-back services.

Some of our Analog Telephone Adapters for end-users include a Web-based Chooser that allows the end-user to shop for a suitable VoIP service, select it, and then automatically configure the ATA for that service.  This is consistent with Zoom’s goal of providing freedom of choice to its VoIP customers.

Zoom devoted significant resources to the VoIP product area in 2004 through 2008, and we continue to devote considerable resources to VoIP hardware and to Zoom's Global Village phone service.

While SIP has been the most successful approach to VoIP for enterprise use and for VoIP offerings by telephone companies, Skype has been most successful for end-users using personal computers.  In 2007 Zoom introduced two Skype products.  One is an adapter that plugs into the USB port of a PC and allows the use of a normal corded or cordless phone, and one is a wireless PC headset that lets a user switch easily between phone calls and music.

Wireless Local Area Networking

In 2005 Zoom began shipping DSL modems with Wireless-G local area network capability and Zoom’s Wireless-G product line now also includes USB and PC Card clients and a wireless router.  As noted above, Zoom has begun sampling of an ADSL modem with wireless-G router and VoIP.  Zoom also plans to ship products that incorporate the extended range and higher data rate associated with the multiple-input multiple-output wireless standard, 802.11n.  There have been delays in ratifying the 802.11n standard, but other manufacturers already ship pre-standard products in high volume.

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

Products for Markets outside North America

Products for countries outside the US often differ from a similar product for the US due to different regulatory requirements, country-specific phone jacks and AC power adapters, and language-related specifics. As a result, the introduction of new products into markets outside North America markets can be costly and time-consuming. In 1993 we introduced our first dial-up modem approved for selected Western European countries. Since then we have continued to expand our product offerings into markets outside North America, including DSL modems and VoIP products and services. We have received regulatory approvals for, and are currently selling our products in a number of countries, including many European Union, Caribbean, and South American countries, Canada, Mexico, Poland, Saudi Arabia, Switzerland, Turkey, the USA, Hong Kong, and Vietnam. We intend to continue to expand and enhance our product line for our existing markets and to seek approvals for the sale of our products in new countries throughout the world.  For instance, Zoom recently began shipment of PCI and USB modems with regulatory approvals for 70 countries and regulatory testing completed for many other countries.

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

CEC Appliance Efficiency Regulations

The California Energy Commission (CEC) has rules affecting many of our products manufactured on or after July 1, 2007.  These rules apply to our products with power cubes, which typically plug into an AC outlet and provide low-voltage AC or DC to a modem or other device.  CEC rules require that the power cubes used in our products be highly efficient, so that most of the input energy is used by our device and not dissipated as heat.  This typically requires a more expensive power cube, resulting in a smaller, lower-weight power cube that will reduce the customer’s energy usage.  Because California is the most populous state in the US and because many of our customers have sales outlets in California, Zoom now meets the CEC rules for all our significant US products.

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

During 2008 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 33% of our total net sales.  The top three customers accounted for approximately 43% of our total net sales.

Distributors and Retailers outside North America

In markets outside North America we sell and ship our products primarily to independent distributors and retailers. Our European high-volume retailers include Dixons Store Group, a major customer, and many others. Our revenues from sales outside North America were $6.7 million in 2007 and $4.4 million in 2008. Approximately 61% and 70% of our net sales outside North America in 2007 and 2008, respectively, were to customers in the United Kingdom. We believe sales growth outside North America will continue to require substantial additional investments of resources for product design and testing, regulatory approvals, native-language instruction manuals and software, packaging, sales support, and technical support. We have made this investment in the past for many countries, and we expect to make this investment for many countries and products in the future. Areas of focus include Latin America, Europe, and the Middle East.

North American High-volume Retailers and Distributors

In North America we reach the retail market primarily through high-volume retailers. Our North American retailers include Best Buy, Fry’s, Micro Center, Staples, Wal-Mart, and many others. Our revenues from sales in North America were $11.8 million in 2007 and $10.1 million in 2008. Retailers typically carry an assortment of our dial-up modems, cable modems, and DSL modems; and some also carry an assortment of our wireless products.

We sell significant quantities of our products through distributors, who often sell to corporate accounts, retailers, service providers, value-added resellers, equipment manufacturers, and other customers. Our North American distributors include our major customers Tech Data, Ingram Micro, D&H Distributing, Border States Electric, and others.

Internet and Telephone Service Providers

In recent years an important part growing portion of our business has been the sale of DSL modems to DSL service providers in the U.S. and in some other countries. We plan to continue to devote significant efforts toward selling and supporting these customers. In addition, we will continue to offer some of our VoIP products and services to telephone service providers.

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

We attempt to develop quality products that are user-friendly and require minimal support. We typically support our claims of quality with product warranties of one to seven years, depending upon the product. To address the needs of end-users and resellers who require assistance, we have our own staff of technical support specialists.  They currently provide telephone support five days per week in English and, in some cases, Spanish. Our technical support specialists also maintain a significant Internet support facility that includes email, firmware and software downloads, and the SmartFacts™ Q&A search engine.

Research and Development

Our research and development efforts are focused on developing new communications products and VoIP services, further enhancing the capabilities of existing products, and reducing production costs. We have developed close collaborative relationships with certain of our ODM suppliers and component suppliers. We work with these partners and other sources to identify and respond to emerging technologies and market trends by developing products that address these trends. In addition, we purchase modems and other chipsets that incorporate sophisticated technology from third parties, thereby eliminating the need for us to develop this technology in-house. As of December 31, 2008 we had 13 employees engaged primarily in research and development. Our research and development team performs electronics hardware design and layout, mechanical design, prototype construction and testing, component specification, firmware and software development, VoIP service development, product testing, foreign and domestic regulatory approval efforts, end-user and internal documentation, and third-party software selection and testing.

During 2007 and 2008 we expended $1.8 million and $1.7 million respectively on research and development activities.

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

In late 2006 we moved our North American manufacturing facility from Boston, Massachusetts to Tijuana, Mexico.  This was a highly challenging move, since it dramatically changed our personnel, facilities, infrastructure, and logistics.  The reason we made the move was to reduce our personnel cost, facilities cost, and the costs associated with shipping from Asia to North America. While we continue to experience certain challenges associated with the Tijuana facility, including challenges relating to bringing products across the border between the U.S. and Mexico, the Tijuana facility is running fairly smoothly now.   We believe that this facility assists us in cost-effectively providing rapid response to the needs of our U.S. customers.  In March 2009 we expect to move our Tijuana operation to a smaller, lower cost building in Tijuana.

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

Our products include a large number of parts, most of which are available from multiple sources with varying lead times. However, most of our products include a sole-sourced chipset as the most critical component of the product. The vast majority of our dial-up and DSL modem chipsets come exclusively from Conexant. Conexant is one of the leading producers of modem chipsets worldwide; but serious problems at Conexant would probably create a significant reduction in Zoom’s shipments.

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

Competition

The communications network access industry is intensely competitive and characterized by aggressive pricing practices, continually changing customer demand patterns,  and rapid technological advances, and emerging industry standards. These characteristics result in frequent introductions of new products with added capabilities and features, and continuous improvements in the relative functionality and price of modems and other PC communications products. Our operating results and our ability to compete could be adversely affected if we are unable to:

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

Some of our primary competitors by product group include the following:

•

DSL modem competitors: 2Wire, 3Com, Actiontec, Airties, Asus, Aztech, Best Data, Cisco Systems (Linksys division), D-Link, Huawei,  Netgear, Netopia, Sagem, Siemens (formerly Efficient Networks), Thomson, US Robotics, Westell, Xavi, and ZyXEL Communications.

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

DSL and cable modems transmit data at significantly faster speeds than dial-up modems. DSL and cable, however, typically require a more expensive Internet access service. In addition, the use of DSL and cable modems is currently impeded by a number of technical and infrastructure limitations. We began shipping both cable and DSL modems in the year 2000. We have had some success in selling to smaller phone companies and to Internet service providers, but we have not sold significant quantities to large phone companies or to large cable service providers. We believe a small fraction of new US cable modem and DSL placements in 2008 were sold at retail, and that a low percentage were sold through retailers in most other countries. Some European countries, however, sell significant volumes of DSL modems through retailers. In the U.K., for instance, this has resulted in Zoom placing DSL modem models into retailer Dixons Store Group.

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

Backlog

Our backlog on February 4, 2009 was $0.5 million, and on February 6, 2008 was $0.7 million. Many orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net sales for any future period.

Employees

On December 31, 2008 we had 56 full-time employees compared to 64 as of December 31, 2007. As of February 28, 2009 we had 40 full-time employees and 10 part-time employees.  Of the 50 Zoom employees on February 28, 2009 12 were engaged in research and development, 12 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 17 were engaged in sales, marketing and technical support, and the remaining 9 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees work week from 40 hours to 32 hours per week.  As a result, Zoom currently has 40 full time employees and 10 part time employees (those working less than 40 hours per week). None of our employees is represented by a labor union.

ITEM 1A. – RISK FACTORS

The disclosure under the heading “Risk Factors” contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our corporate headquarters are located at 201 and 207 South Street, Boston, Massachusetts. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt on our balance sheet ended December 31, 2006.  Our lease expiration date was December 2008. We renewed the lease at the same address for reduced space and a higher rate per square foot in December 2008.

In August 1996 we entered into a five-year lease for a 77,428 square foot manufacturing and warehousing facility at 645 Summer Street, Boston, MA. On February 28, 2001 we exercised our option to extend this lease for an additional five years. The term of this lease expired in August 2006 and we began the planned move of our manufacturing and warehousing facility to Tijuana, Mexico. In August 2006 we signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February, 2007 we renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. We received verbal approval from the landlord and we signed another one-year extension starting in May 2008. In March 2009 we expect to move our Tijuana operation to a smaller, lower cost building in Tijuana.

In September 2005 we entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for our U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by Zoom or the landlord. In September 2008 the lease was replaced by a lower cost Managed Office Service Agreement at Centaur House Ancells Road, Fleet, Hants, UK.

In September 2002 we entered into a five-year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida. We primarily used this facility as a technical support facility.  In
September 2007 the term of the lease expired and we moved our Florida-based customer service organization to our headquarters location in Boston, Massachusetts.

ITEM 3 – LEGAL PROCEEDINGS

In February 2009 Zoom Technologies, Inc. was named as one of 15 defendants in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas by Finoc Design Consulting Oy of Oulu, Finland.   The complaint claims that Zoom has been and is now infringing on U.S. patent 6,850,560, dated February 1, 2005, by offering for sale, selling, and providing service and support to customers of its wireless xDSL products.  The Company believes that the basis for the infringement charge relates to certain chipsets in the Company's wireless xDSL products that were obtained from Conexant Systems, Inc (“Conexant”).   All of Zoom’s wireless xDSL products use Conexant ADSL chipsets.  Zoom and Conexant are examining the patent to determine whether they believe infringement has occurred, and to determine whether Conexant should and will indemnify and defend Zoom.  The likelihood of an unfavorable outcome in the matter is uncertain, and the amount or range of potential loss is also uncertain.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market. All common stock information prior to August 7, 2008 and presented herein has been restated to reflect the reverse stock split.

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$4.25	$1.75
Second Quarter	$2.85	$1.60
Third Quarter	$3.62	$1.09
Fourth Quarter	$1.52	$.30

Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$9.00	$5.40
Second Quarter	$9.45	$5.75
Third Quarter	$6.50	$3.60
Fourth Quarter	$6.50	$2.65

As of February 15, 2009, there were 1,959,378 shares of our common stock outstanding and 206 holders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2008.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2008 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" below. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Potential Share Exchange

On January 28, 2009, Zoom entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”) and TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”).  TCB Digital is primarily engaged in electronic and telecommunications product design, development and manufacturing.

Pursuant to the terms of the Agreement, Zoom intends to acquire from Gold Lion 51% of the outstanding stock of TCB Digital in exchange for 4,225,219 shares of Zoom common stock.  In addition, Zoom intends to grant the majority shareholder of Gold Lion an option to acquire an additional 2,402,576 Zoom shares in exchange for an additional 29% of the outstanding stock of TCB Digital.  If the option is exercised, Zoom would have acquired 80% of the outstanding stock of TCB Digital in exchange for an aggregate of 6,627,795 shares of Zoom common stock.

Zoom will also have options to acquire five other companies that are owned by the majority shareholder of Gold Lion, with the option price of each company to be based on the higher of a minimum price or a multiple of that company’s net income.

At the closing of the share exchange pursuant to the Agreement, Zoom intends to spin off its current business and operating subsidiary, Zoom Telephonics, in a transaction that is not anticipated to be a taxable distribution to Zoom’s shareholders. Zoom Telephonics would also grant TCB Digital licensing rights to the “Zoom” and “Hayes” trademarks for certain products and geographic regions.

The potential transaction is described in Zoom’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 3, 2009.  The potential transaction is subject to approval by Zoom’s shareholders as well as the satisfaction or waiver of other conditions. If the transaction closes, Zoom’s shareholders immediately prior to the closing date would retain their existing shares in Zoom Technologies and would also receive an equal number of new shares in Zoom Telephonics, Inc.

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

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our current lease expired in December 2008, and we recently signed a lease extension that commits us for at least 2 years. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000.

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

In 2008 our net sales were down 21.7% compared to 2007. The sales decline was mainly the result of decreases in DSL dial-up, and cable modem sales which were partially offset by an increase in wireless product sales.  Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees, including temporary workers, was reduced from 65 on September 30, 2007 to 56 on December 31, 2008  As of February 28, 2009 Zoom had 50 full-time and part-time employees. Of the 50 Zoom employees on February 28, 2009 12 were engaged in research and development, 12 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 17 were engaged in sales, marketing and technical support, and the remaining 9 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees work week from 40 hours to 32 hours per week.  As a result, Zoom currently has 40 full time employees and 10 part time employees (those working less than 40 hours per week).  Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our 2008 or 2007 headcount.

During the quarter ended September 30, 2007 we purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at our option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, we have an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined.

At December 31, 2008 Zoom determined that the fair market value of its investment in Unity was $0.96 million which resulted in a write-down of $0.219 million of the originally capitalized $1.179 million.  A transaction for the sale of Unity to a third party has been under evaluation since December 2008 and has a mid-year 2009 target close date. If and when this sale closes, Zoom should recover $0.96 million of the $1.179 million asset value capitalized during the quarter ended September 30, 2007 and carried on the balance sheet at December 31, 2007. If the sale does not take place Zoom believes the $0.96 million value is the appropriate estimate of fair market value at December 31, 2008.  As a result, Zoom has written down the $1.179 million asset value to $0.96 million at December 31, 2008.

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise its option to purchase all outstanding stock of RedMoon or (ii) the Company’s election to terminate such option  up to a maximum total investment of $500,000 On April 30, 2008 the Company notified

RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 Zoom determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and our analysis of the recovery value of the assets.  Accordingly, Zoom wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million.

On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents.  On December 31, 2007 we had working capital of $7.7 million including $3.6 million in cash and cash equivalents. Our current ratio at December 31, 2008 was 3.4 compared to 3.7 at December 31, 2007.  A significant portion in the reduction of the current ratio was due to the cash decline.

In 2008 the Company’s operating activities used $2.0 million in cash. Its net loss in 2008 was $4.2 million. After adjusting for non-cash items including the $0.3 million gain on sale of real estate, the $0.5 million write-down of Unity and RedMoon, $0.09 million of depreciation and amortization expense, $0.3 million of stock-based compensation and $0.2 million reversal of allowances, sources of cash from operations included a decrease in inventories of $1.5 million, a decrease in accounts receivable of $1.1 million, and a decrease of $0.01 million of prepaid expense and other current assets. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.9 million.

In 2008 the Company’s net cash used in investing activities was $0.3 million for our investment in RedMoon.

On June 26, 2008 the stockholders of the Company approved a reverse stock split within the range of one-for-two and one-for-nine. On July 29, 2008, the Board of Directors approved a one-for-five reverse stock split which became effective on August 7, 2008. All common stock information prior to August 7, 2008 and presented herein has been retroactively restated to reflect the reverse stock split.

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

Our 2008 VoIP service revenues were recorded as the end-user-customer consumed billable VoIP services. The end-user-customer became a service customer by electing to sign up for the Global Village billable service on the Internet. Zoom recorded revenue either when billable services were consumed or when a monthly flat-fee service was billed.

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 11.7% and 11.9%, respectively, for 2007 and 2008.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.09 million in 2007 and $0.04 million in 2008.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. The incentives were reported as reductions in our net sales and were $1.2 million in 2007 and $0.7 million in 2008.

Consumer Mail-In and In-Store Rebates.  Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.3 million in 2007 and $0.04 million in 2008.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were less than $0.1 million for 2007 and $0.2 million for 2008.

Inventory Valuation and Cost of Goods Sold.  Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions  based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. In 2007 and 2008 we recorded an additional charge of $0.0 million and $0.2 million, respectively for inventory reserves related to obsolete and slow-moving products.

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

As of December 31, 2008 we had federal net operating loss carry forwards of approximately $41,553,000. These federal net operating losses are available to offset future taxable income, and are due to expire in years ranging from 2018 to 2028. We also had state net operating loss carry forwards of approximately $14,696,000. These state net operating losses are available to offset future taxable income, and are primarily due to expire in years ranging from 2009 to 2013.

Valuation of Investments. During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for $1.2 million in cash, including transaction costs. The Series A Shares are convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis.  The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008. The option is exercisable for 30 days following the receipt of Unity’s 2008 audited financial statements. The Company’s CEO is a member of Unity’s five member board of directors. Further, the Company is entitled to vote Series A Shares on an as-converted basis with Unity’s common stock. The Company is unable to exercise significant influence over Unity’s policies or operations. A transaction for the sale of Unity to a third party has been under evaluation since December 2008 and has a mid-year 2009 target close date. If and when this sale closes, Zoom should  recover $0.96 million of the $1.179 million asset value capitalized during the quarter ended September 30, 2007 and carried on the balance sheet at December 31, 2007. If the sale does not take place Zoom believes the $0.96 million value is the appropriate estimate of fair market value at December 31, 2008.  As a result, Zoom has written down the $1.179 million asset value to $0.96 million at December 31, 2008.

On January 22, 2008  Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described in Note 8 to the accompanying financial statements or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 Zoom determined that the fair market value of its investment in RedMoon was zero due to Zoom’s assessment of the fair market value of the current and fixed assets, liabilities, and our analysis of the recovery value of the asset.  Accordingly, Zoom recorded a write-off of the RedMoon investment asset in the amount of $0.325 million, which amount included transaction costs.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2007	2008
Net sales	100.0%	100.0%
Cost of goods sold	79.8	79.3
Gross profit	20.2	20.7
Operating expense:
Selling	19.3	20.3
General and administration	13.1	15.8
Research and development	9.9	11.9
Total operating expenses	42.3	48.0
Operating profit (loss) before sale of real estate	(22.1)	(27.3)
Gain on sale of real estate	2.1	2.4
Operating profit (loss)	(20.0)	(24.9)
Other income (expense):
Other, net	1.0	(3.8)
Total other income (expense)	1.0	(3.8)
Loss before income taxes	(19.0)	(28.7)
Income taxes (benefit)	––	0.1

Net income (loss)	(19.0)%	(28.8)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following is a discussion of the major categories of our consolidated statement of operations, comparing the financial results for the year ended December 31, 2008 with the year ended December 31, 2007.

Net Sales. Our total net sales decreased year-over-year by $4.0 million or 21.7%. In 2008 and 2007 we primarily generated our sales by selling dial-up and broadband modems via retailers, distributors, and Internet Service Providers. The dial-up modem market has continued to decline. Zoom sales of dial-up modems declined $1.4 million due primarily to the decline of the dial-up modem market. Our Broadband, Wireless and Other Products sales decreased year-over-year by $2.6 million or 23.1%.

	Year 2007 Sales $000	Year 2008 Sales $000	Change $000	Change %
Dial-up	$7,337	$5,897	$(1,440)	(19.5)%
Broadband, Wireless and Other Products	$11,141	$8,562	$(2,579)	(23.1)%
Total Net Sales	$18,478	$14,459	$(4,019)	(21.7)%

As shown in the table below our net sales in North America decreased $1.7 million or 14.2% from $11.8 million in 2007 to $10.1 million in 2008. Our net sales in the UK were $3.1 million in 2008 compared to $4.1 million in 2007, a 24.7% decrease. The sales declines in North America and the UK primarily reflect decreased sales of broadband modems in our retailer channel as compared to 2007.  In 2007 our new and existing large retailer customers purchased inventories of DSL modems to support forecasted sales volumes which were not realized.  Additionally there was a more modest decline of dial-up modem sales at retailers in the U.S. and the U.K.  Our net sales in all other countries were $1.3 million in 2008 compared to $2.6 million in 2007, a 50.8% decline. The sales decline in all other countries was primarily due to declining sales of DSL modems  and dial-up modems.

	Year 2007 Sales $000	Year 2008 Sales $000	Change $000	Change %
North America	$11,776	$10,101	$(1,675)	(14.2)%
UK	4,065	3,061	(1,004)	(24.7)%
All Other	2,637	1,297	(1,340)	(50.8)%
Total Net Sales	$18,478	$14,459	$(4,019)	(21.7)%

During 2008 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 33% of our total net sales. During 2007, three customers accounted for more than 10% of our total net sales.  Together these three customers accounted for 44% of our total net sales.

Because of our customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our gross profit was $3.0 million in 2008 compared to $3.7 million in 2007. Our gross profit percentage of net sales increased to 20.7% in 2008 from 20.2% in 2007. The primary reason for this increase was lower sales dilution from consumer rebates and other retail channel payments and lower manufacturing expense.

Operating Expense. Total operating expense excluding the gain on sale of real estate decreased by $0.9 million from $7.8 million in 2007 to $6.9 million in 2008. Total operating expense excluding the gain on sale of real estate as a percentage of net sales increased from 42.3% in 2007 to 48.0% in 2008.  The table below illustrates the change in operating expense.

Operating Expense	Year 2007 Sales $000	% Net Sales	Year 2008 Sales $000	% Net Sales	Change $000	% Change
Selling Expense	$3,558	19.3%	$2,932	20.3%	$(626)	(17.6)%
General and Administrative Expense	2,424	13.1%	2,280	15.8%	(144)	(5.9)%
Research and Development Expense	1,825	9.9%	1,721	11.9%	(104)	(5.7)%
Total Operating Expense excluding the gain on sale of real estate	$7,807	42.3%	$6,933	48.0%	$(874)	(11.2)%

Selling Expense. Selling expense decreased from $3.6 million in 2007 to $2.9 million in 2008. Selling expense as a percentage of net sales was 19.3% in 2007 and 20.3% in 2008. The $0.6 million reduction in selling expense was primarily due to reduced product delivery and warehousing costs, sales commissions, and personnel costs due to lower employee headcount.

General and Administrative Expense. General and administrative expense was $2.4 million in 2007 and $2.3 million in 2008. General and administrative expense as a percentage of net sales was 13.1% in 2007 and 15.8% in 2008. In 2007 compared to 2008, general and administrative expense decreased $0.1 million primarily due to a reduction in personnel costs ($0.14 million )and numerous other cost categories, partially offset by an increase in legal, audit and consulting fees ($0.2 million) in support of efforts to finalize an acquisition transaction.

Research and Development Expense.  Research and development expense decreased from $1.8 million in 2007 to $1.7 million in 2008.  Research and development expense as a percentage of net sales increased from 9.9% in 2007 to 11.9% in 2008. The $0.1 million decrease in research and development expense was primarily due to reduced personnel costs.

Gain on Sale of Real Estate.  In 2006 we sold the real estate housing our corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement was for two years.  A gain of $5.5 million was realized on the sale. However, a portion of the gain ($0.7 million) was deferred and has been recognized in operations over the term of the lease ($0.38 million in 2007 and $0.341 million in 2008). The deferred gain was the estimated present value of the minimum lease payments under the leaseback arrangement.  The final monthly deferred gain was recorded in December 2008.

Other Income (Expense).  Other income, net decreased from $0.2 million in 2007 to a loss of $0.5 million in 2008.  The primary reasons for the drop of $0.7 million was the $0.5 million write-down of investment assets, reduced interest income, and higher foreign exchange losses.

Income Tax Expense (Benefit). We recorded a $0.01 million net income tax expense in 2008 resulting from our income tax in Mexico. We did not recognize any income tax in 2007.

Liquidity and Capital Resources

On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents.  On December 31, 2007 we had working capital of $7.7 million including $3.6 million in cash and cash equivalents. Our current ratio at December 31, 2008 was 3.4 compared to 3.7 at December 31, 2007.  A significant portion in the reduction of the current ratio was due to the cash decline.

In 2008 the Company’s operating activities used $2.0 million in cash. Its net loss in 2008 was $4.2 million. After adjusting for non-cash items including the $0.3 million gain on sale of real estate, the $0.5 million write-down of Unity and RedMoon, $0.09 million of depreciation and amortization expense, $0.3 million of stock-based compensation and the $0.2 million reversal of allowances, sources of cash from operations included a decrease in inventories of $1.5 million, a decrease in accounts receivable of $1.1 million, and a decrease of $0.01 million of prepaid expense and other current assets. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.9 million.

In 2008 the Company’s net cash used in investing activities was $0.3 million, primarily for its investment in RedMoon .

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. As of December 31, 2008 we had 56 full-time employees compared to 64 as of December 31, 2007.  As of February 28, 2009 we had 40 full-time employees and 10 part-time employees. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

In 2008 the Company incurred a net loss of $4.2 million and used cash in operating activities of $2.0 million.  These and other conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management does not believe we have sufficient resources to fund our normal operations over the next 12 months unless sales improve significantly or we raise capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern   See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Risks Associated with Potential Share Exchange

For additional information with respect to the potential share exchange with TCB Digital, see “Item 1. Business.”

A significant delay in consummating or a failure to consummate the proposed share exchange with TCB Digital could have a material adverse effect on our stock price and operating results.

If the proposed share exchange with TCB Digital is not completed, it could have a material adverse effect on our stock price. In addition, any significant delay in consummating the transaction could have a material adverse effect on our operating results, adversely affect our customer relationships and would likely lead to significant diversion of management and employee attention and potential attrition of key employees.

Restrictions on the conduct of our business prior to the completion of the proposed share exchange with TCB Digital may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed share exchange with TCB Digital, that require us to conduct our business only in the ordinary course, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction.

Risks Associated with Our Business

To stay in business we will likely require additional funding, which we may be unable to obtain on favorable terms, if at all.

Over the next twelve months we will likely require additional financing to fund our operations. We have no line of credit from which we can borrow. Additional financing may not be available to us on a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable additional financing when needed, we may not have sufficient resources to fund our normal operations which would have a material adverse effect on our business..

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2008 contains a explanatory paragraph regarding our ability to continue as a going concern.  This indicates there is substantial doubt on the part of our independent registered public accounting firm as to our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2008 to cover our operating and capital requirements for the next twelve-month period and if sufficient cash cannot be obtained we would have to substantially alter our operations, or we may be forced to discontinue operations.  Such an opinion from our independent registered public accounting firm may limit our ability to access certain types of financing

The market for high-speed communications products and services has many competing technologies and, as a result, the demand for certain of our products and services is declining.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet certain financial requirements in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. The Nasdaq Stock Market has suspended the minimum bid price requirement until April 20, 2009, however, our common stock is currently trading near or below $1.00 per share. If our common stock trades below $1.00 per share for 30 consecutive business days after the expiration of the temporary suspension, we will receive a deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and have a negative effect on the market price for our shares.

Our reliance on a limited number of customers for a large portion of our revenues could materially harm our business and prospects.

Relatively few customers have accounted for a substantial portion of the Company’s net sales.  During 2008 two customers each accounted for 10% or more of our total net sales.  Together these two customers accounted for 33% of our total net sales. Our customers generally do not enter into long-term agreements obligating them to purchase our products. We may not continue to receive significant revenues from any of these or from other large customers. Because of our significant customer concentration, our net sales and operating income could fluctuate significantly due to changes in political or economic conditions or the loss of, reduction of business with, or less favorable terms for any of our significant customers. A reduction or delay in orders from any of our significant customers, or a delay or default in payment by any significant customer could materially harm our business, results of operation and liquidity.

Our reliance on a single manufacturer and a single supplier of a critical component for a substantial percentage of our products could have an adverse effect on our business.

We currently rely on a single manufacturer to manufacture a substantial portion of our products. We also currently rely on a sole-sourced chipset as the most critical component of most of our products.  The loss of the services of this manufacturer or the components supplied by this supplier or an adverse change in the manufacturer’s or supplier’s business or our relationship could have a material adverse effect on our ability to manufacture our products and on our business.

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

The recent financial crisis and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including unavailability of credit, insolvency of key suppliers resulting in product delays; customer insolvencies; rapid changes to the foreign currency exchange rates; decreased customer confidence; and decreased customer demand.  Any of these events, or any other events caused by the recent financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

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

If we fail to meet changing customer requirements and emerging industry standards, there would be an adverse impact on our ability to sell our products and services. .

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

Currently our business is significantly dependent on our operations outside the United States, particularly sales of our products and the production of most of our products. All of our manufacturing operations except our rework operations are now located outside of the United States.  For the year 2008 sales outside North America were 30% of our net sales. The inherent risks of international operations could harm our business, results of operation, and liquidity. Specifically, our manufacturing operations in Mexico are subject to the challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk, and economic, legal, political and regulatory risks. In addition, fluctuations in the currency exchange rates have had, and may continue to have, an adverse effect on our operating results. The types of risks faced in connection with international operations and sales include, among others: regulatory and communications requirements and policy changes; currency exchange rate fluctuations, including, as a result of the move of our manufacturing operations to Mexico, changes in value of the Mexican peso relative to the US dollar; favoritism toward local suppliers; delays in the rollout of broadband services by cable and DSL service providers outside of the United States; local language and technical support requirements; difficulties in inventory management, accounts receivable collection and the management of distributors or representatives; cultural differences; reduced control over staff and other difficulties in staffing and managing foreign operations; reduced protection for intellectual property rights in some countries; political and economic changes and disruptions; governmental currency controls; shipping costs; and import, export, and tariff regulations

We may be subject to product returns resulting from defects or from overstocking of our products.  Product returns could result in the failure to attain market acceptance of our products, which would harm our business.

If our products contain undetected defects, errors, or failures, we could face delays in the development of our products, numerous product returns; and other losses to us or to our customers or end users.

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

If we fail to effectively manage our inventory levels, there could be a material and adverse affect on our liquidity and our business.

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

We obtain certain key parts, components, and equipment from sole or limited sources of supply. For example, we purchase the vast majority of our dial-up and broadband modem chipsets from Conexant Systems.  In the past we have experienced delays in receiving shipments of modem chipsets from our sole source suppliers. We may experience similar delays in the future. In addition, some products may have other components that are available from only one source. If we are unable to obtain a sufficient supply of components from our current sources, we would experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage relationships with our customers, and our customers could decide to purchase products from our competitors. Inability to meet our customers’ demand or a decision by one or more of our customers to purchase products from our competitors could harm our operating results.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

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

As of December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding the Board of Directors

The Board of Directors currently consists of five members. At each meeting of stockholders, Directors are elected for a one-year term. The following table and biographical descriptions set forth information regarding the current members of the Board of Directors.

Name	Age	Principal Occupation	Director Since
Frank B. Manning	60	Chief Executive Officer, President and Chairman of the Board of Zoom Technologies, Inc.	1977
Peter R. Kramer	57	Executive Vice President and Director of Zoom Technologies, Inc.	1977
Bernard Furman (1)	79	Consultant	1991
J. Ronald Woods (1)	73	President of Rowood Capital Corp.	1991
Joseph J. Donovan (1)	59	Director of Education Programs at Suffolk University's Sawyer School of Management	2005

———————

(1)

Current members of the Audit, Nominating and Compensation Committees.

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

Peter R. Kramer is a co-founder of our company. Mr. Kramer has been our executive vice president and a director since May 1977. He earned his BA degree in 1973 from SUNY Stony Brook and his MFA degree from C.W. Post College in 1975. Mr. Kramer worked a reduced schedule for a portion of 2007 and was on a leave of absence for the remainder of 2007 and all of 2008.  He continues his service as a member of our Board of Directors.

Bernard Furman has been a Director of Zoom since 1991. Mr. Furman, currently retired, has served as a consultant to various companies, including Timeplex, Inc. (formerly listed on the New York Stock Exchange), a world leader in large capacity multiplexer and network management products. He was a co-founder of Timeplex and served as its General Counsel and as a member of its Board of Directors from its inception in 1969, and in 1984 also became Vice Chairman, Chief Administrative Officer and a member of the Executive Committee of the Board, holding all such positions until Timeplex was acquired by Unisys Corporation in 1988.

J. Ronald Woods has been a Director of Zoom since 1991. Since November 2000 Mr. Woods has served as President of Rowood Capital Corp., a private investment Company. From June 1996 to November 2000 Mr. Woods served as Vice President-Investments of Jascan, Inc., a private investment holding company. Prior to that, Mr. Woods served as Vice President-Investments of Conwest Exploration Corporation Ltd., a resource holding company based in Toronto from 1987 to June 1996. He also served as a Director, major shareholder and head of research and corporate finance for Merit Investment Corporation, a stock brokerage firm, from 1972 through 1987, and served as the President of Merit Investment Corporation from 1984 through 1987. He is a former Governor of the Toronto Stock Exchange and is currently a Director of Anterra Corporation, Inc., where he serves on the audit committee.

Joseph J. Donovan has been a Director of Zoom since 2005. Since March 2004 Mr. Donovan has served as the Director of Education Programs of Suffolk University's Sawyer School of Management on the Dean College campus, and he is responsible for the administration of undergraduate and graduate course offerings at Dean College. Mr. Donovan also serves as an adjunct faculty member at Suffolk University's Sawyer School of Management. He teaches Money and Capital Markets, Managerial Economics, and Managerial Finance in the Graduate School of Business Administration at Suffolk University. Mr. Donovan served as the Director of Emerging Technology Development for the Commonwealth of Massachusetts' Office of Emerging Technology from January

1993 through October 2004. Mr. Donovan also served as a Director of the Massachusetts Technology Development Corporation, the Massachusetts Emerging Technology Development Fund, and the Massachusetts Community Development Corporation. He received a Bachelor of Arts in Economics and History from St. Anselm College in Manchester, N.H. and a Master's Degree in Economics and Business from the University of Nebraska.

Audit Committee. Messrs. Donovan, Furman and Woods are currently the members of the Audit Committee. The Board of Directors has determined that Mr. Woods qualifies as an "audit committee financial expert" as defined by applicable SEC rules.

Our Other Executive Officers

The names and biographical information of our current executive officers, who are not members of our Board of Directors, are set forth below:

Name	Age	Position with Zoom
Robert A. Crist	65	Vice President of Finance and Chief Financial Officer
Terry J. Manning	57	Vice President of Sales and Marketing
Dean N. Panagopoulos	51	Vice President of Network Products
Deena Randall	55	Vice President of Operations

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Zoom Directors and officers, as well as any person holding more than ten percent (10%) of Zoom's Common Stock, are required to report initial statements of ownership of Zoom's securities and any subsequent changes in such ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and Zoom is required to disclose in this proxy statement any failure to file by these dates during the year ending December 31, 2008. Based on a review of such reports, and on written representations from reporting persons, Zoom believes that all Section 16(a) filing requirements were complied with during 2008.

Code of Ethics

Zoom has adopted a Code of Ethics for Senior Financial Officers that applies to Zoom's principal executive officer and its principal financial officer, principal accounting officer and controller, and other persons performing similar functions. Zoom's Code of Ethics for Senior Financial Officers is publicly available on its website at www.zoom.com. If Zoom makes any amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this Code of Ethics to Zoom's principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, Zoom will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a current report on Form 8-K.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal year ended December 31, 2008 for our principal executive officer, principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on December 31, 2008.  We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary		Option Awards (2)	All Other Compensation (3)	Total
Frank B. Manning,	2008	$129,272		$39,225	$1,711	$170,208
Chief Executive Officer	2007	$129,272		-0-	$2,049	$131,321

Peter R. Kramer,	2008	$-0-		$5,917	$1,846	$7,763
Executive VP and Director	2007	$55,189	(1)	-0-	$1,533	$56,722

Robert Crist,	2008	$147,264		$19,612	$5,413	$172,289
Vice President of Finance and Chief Financial Officer	2007	$147,264		-0-	$5,300	$152,564

Deena Randall,	2008	$128,336		$24,516	$575	$153,427
Vice President of Operations	2007	$128,366		-0-	$566	$128,902

Terry Manning,	2008	$123,500		$19,612	$566	$143,678
Vice President of Sales and Marketing	2007	$123,500		-0-	$729	$124,229

———————

(1)

Mr. Kramer worked a reduced work schedule during 2007 and was on leave of absence during a portion of 2007 and all of 2008.

(2)

The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123. The calculation in the table above excludes all assumptions with respect to forfeitures.  There can be no assurance that the amounts set forth in the Option Awards column will ever be realized.  A forfeiture rate was used in the expense calculation in the financial statements.

 (3)

For 2008, consists of:  (a) life insurance premiums paid by Zoom to the named executive officer: Mr. Frank B. Manning $1,361, Mr. Kramer $1,846, Mr. Crist $258, Mr. Terry Manning $216 and Ms. Randall $225; (b) Zoom’s contribution to a 401(k) plan of $350 for each named executive officer except for Peter Kramer who did not contribute and was therefore ineligible for Zoom’s contribution; and (c) amounts paid for parking expense to Mr. Crist of $4,805.  For 2007, consists of:  (a) life insurance premiums paid by Zoom to the named executive officer: Mr. Frank B. Manning $1,699, Mr. Kramer $1,183, Mr. Crist $770, Mr. Terry Manning $379 and Ms. Randall $216; (b) Zoom’s contribution to a 401(k) plan of $350 for each named executive officer; and (c) amounts paid for parking expense to Mr. Crist of $4,180.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Number ofSecurities Underlying Unexercised Options (1)				Option	Option
Name	Exercisable Options		Unexercisable Options		Exercise Price	Expiration Date
Frank B. Manning	20,000	(2)	0		$5.15	12/12/09
	0		24,000	(3)	$3.60	01/17/11

Peter R. Kramer	16,000	(2)	0		$5.15	12/12/09
	2,400	(4)	0		$3.60	01/10/10
	2,400	(5)	0		$1.80	07/01/10

Robert Crist	8,000	(2)	0		$5.15	12/12/09
	0		12,000	(3)	$3.60	01/17/11

Deena Randall	10,000	(2)	0		$5.15	12/12/09
	0		15,000	(3)	$3.60	01/17/11

Terry Manning	8,000	(2)	0		$5.15	12/12/09
	0		12,000	(3)	$3.60	01/17/11

———————

(1)

With the exception of Peter Kramer, all options set forth in the above table were granted under the 1990 Stock Option Plan, as amended and vest as to 50% on each of the first and second anniversary of the date of grant provided the holder of the option remains employed by Zoom.  Options generally may not be exercised later than 36 months after the date of grant. All options set forth in the above table noted as (4) and (5) were granted to Peter Kramer under the 1991 Directors Stock Option Plan, as further detailed in the Director Compensation section below.

(2)

These options were granted on December 12, 2006.

(3)

These options were granted on January 17, 2008.

(4)

These options were granted under the 1991 Directors Stock Option Plan on January 10, 2008.  See Note 9 to our consolidated financial statements for a description of this plan..

(5)

These options were granted under the 1991 Directors Stock Option Plan on July 10, 2008.  See Note 9 to our consolidated financial statements for a description of this plan

In January 2009, Zoom's Board of Directors approved the issuance of options to purchase a total of 150,000 shares of the Company’s common stock which included option grants to the named executive officers.

All outstanding options have been adjusted to reflect the reverse stock split effective August 7, 2008.

Option Exercises

None of our named executive officers exercised any stock options during the fiscal year ended December 31, 2008.

Option Exercises

None of our named executive officers exercised any stock options during the fiscal year ended December 31, 2008.

Employment, Termination and Change of Control Agreements

On December 12, 2006 the Compensation Committee of the Board of Directors of Zoom approved certain compensatory arrangements for each of the named executive officers. The purpose of these arrangements is to encourage the named executive officers to continue as employees and/or assist in the event a change-in-control of Zoom.  Zoom has entered into agreements with each of the named executive officers formalizing the compensation arrangement described below.

The arrangements approved by the Board of Directors are as follows:

•

If the named executive officer is terminated by Zoom for any reason other than for cause or within six months after a change-in-control or liquidation of Zoom, then (i) all outstanding stock options issued after December 7, 2006 held by the named executive officer will become immediately vested and will be exercisable for a period of up to 30 days after termination and (ii) Zoom will pay severance to the named executive officer in an amount equal to the greater of three months’ base salary or a number of weeks of base salary equal to the number of full years employed by Zoom divided by two.

•

Each named executive officer will receive severance pay equal to six months’ base salary if (i) the named executive officer’s employment is terminated without cause within six months after a change-in-control, (ii) the named executive officer’s job responsibilities, reporting status or compensation are materially diminished and the named executive officer leaves the employment of the acquiring company within six months after the change-in-control, or (iii) Zoom is liquidated. In addition, in the event of a change-in-control or liquidation of Zoom, outstanding stock options granted on or after December 7, 2006 will become immediately vested.

For purposes of the arrangements described above, “change-in-control” shall mean: (A) any merger, consolidation, share exchange, business combination or other similar transaction in which the shareholders of Zoom would own less than 50% of the surviving entity following the consummation thereof; and in the event Zoom issues its own stock as consideration in the transaction, a change-in-control shall be deemed to occur only if Zoom issues a number of shares equal to more than 100% of the sum of its outstanding shares of Common Stock plus any outstanding options, with that sum calculated immediately prior to the closing of such transaction, and only if that issuance is direct consideration for a business being acquired as a result of such transaction, and that any other shares issued in connection with any financing or any stock options or other equity awards to new employees, whether or not in connection with or related to such transaction, shall not be included in determining such consideration; or (B) the acquisition by a person or entity, or any “group” (as such term is defined under Section 13(d) of the Securities Exchange Act of 1934) of the beneficial ownership of 50% or more of the voting stock of Zoom whether by tender offer, exchange offer or otherwise.

These agreements were modified in January 2009 to provide that the acceleration of vesting provisions shall not apply to any options granted during the fiscal year ending December 31, 2009.

Potential Termination and Change-in-Control Payments

In the event a named executive officer had been terminated by Zoom on December 31, 2008 for any reason other than cause or a change-in-control or liquidation of Zoom, then the named executive officer would have received the following cash payments: Mr. Frank Manning $39,776; Mr. Kramer $0; Mr. Crist $36,816; Ms. Randall $39,497 and Mr. Terry Manning $30,875. These amounts represent the greater of three months salary or the number of weeks of base salary equal to the number of years employed by Zoom divided by two.  In the event of termination as a result of a change-in-control or liquidation, the named executive officers would receive the following cash payments: Mr. Frank Manning $64,636; Mr. Kramer $0; Mr. Crist $73,632; Ms. Randall $64,183 and Mr. Terry Manning $61,750. These amounts represent six months’ base salary. For 2008 Mr. Kramer was on an extended leave of absence and his base salary was zero. In the event of either termination of employment, all options held by the named executive officers that were issued after December 7, 2006 by before January 1, 2009 would become immediately vested.  The value of the acceleration of vesting would equal the number of shares multiplied by the excess of the then current stock price over the exercise price of the options. As of December 31, 2008, the stock price was lower than the exercise price of such options, therefore the acceleration of vesting provision has no monetary value.

Director Compensation

The following table sets forth information concerning the compensation of our Directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)(3)	All Other Compensation	Total
Bernard Furman	$2,500	$5,917		$8,417
J. Ronald Woods	$2,000	$5,917		$7,917
Joseph J. Donovan	$2,500	$5,917		$8,417
Peter Kramer	$2,000	$5,917		$7,917

———————

(1)

The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123(R) for all stock options granted in 2008. The calculation in the table above excludes all assumptions with respect to forfeitures.  There can be no assurance that the amounts set forth in the Option Awards column will ever be realized.

(2)

As of December 31, 2008, each Director holds the following aggregate number of shares under outstanding stock options:

Name	Number of Shares Underlying Outstanding Stock Options
Bernard Furman	7,200
J. Ronald Woods	7,200
Joseph J. Donovan	7,200
Peter Kramer (4)	20,800

(3)

The number of shares underlying stock options granted to each Director in 2008 and the grant date fair market value of such stock options is:

Name	Grant Date	Number of Shares underlying Stock Options Grants in 2008	Grant Date Fair Value of Stock Option Grants in 2008
Bernard Furman	1/10/2008	2,400	$3,829
	7/10/2008	2,400	$2,088

J. Ronald Woods	1/10/2008	2,400	$3,829
	7/10/2008	2,400	$2,088

Joseph J. Donovan	1/10/2008	2,400	$3,829
	7/10/2008	2,400	$2,088

Peter Kramer	1/10/2008	2,400	$3,829
	7/10/2008	2,400	$2,088

(4)

The number of shares underlying outstanding stock options includes 16,000 outstanding shares in the underlying stock options granted to Peter Kramer in the 1990 Stock Option plan on December 12, 2006 and whose options will expire on December 12, 2009.  The remaining 4,800 shares underlying stock options were granted under the 1991 Directors Stock Option Plan.

Each Director of Zoom receives a fee of $500 per quarter plus a fee of $500 for each meeting at which the Director is personally present.  Travel and lodging expenses are also reimbursed.

Each Director of Zoom who is not a full-time employee or a full-time officer of the Company is also granted stock options under Zoom's 1991 Directors Stock Option Plan, as amended (the "Directors Plan").  The Directors Plan provides in the aggregate that 90,000 shares of Common Stock (subject to adjustment for capital changes) may be issued upon the exercise of options granted under the Directors Plan. Each Director automatically receives an option to purchase 2,400 shares of Common Stock on January 10 and July 10 of each year.  The exercise price for the options granted under the Directors Plan is the fair market value of the Common Stock on the date the option is granted.  During 2008 Messrs. Furman, Woods, Donovan and Kramer each received options to purchase 4,800 shares of Common Stock at an average exercise price of $2.70 per share.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2008 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	171,100	$4.31	432,829

Equity compensation plans not approved by security holders(2)	117,600	4.11	319,160
Total:	288,700	$$4.23	751,989

———————

(1)

Includes the following plans: 1990 Employee Stock Option Plan and 1991 Directors Stock Option Plan, each as amended. Please see note 9 to our consolidated financial statements for a description of these plans.

(2)

Includes the 1998 Employee Equity Incentive Plan, as amended. The purposes of the 1998 Employee Equity Incentive Plan (the "1998 Plan"), adopted by the Board of Directors in 1998, are to attract and retain employees and provide an incentive for them to assist us in achieving our long-range performance goals, and to enable such employees to participate in our long-term growth. In general, under the 1998 Plan, all employees who are not officers or directors are eligible to participate in the 1998 Plan. The 1998 Plan is currently administered by the Compensation Committee of the Board of Directors. Participants in the 1998 Plan are eligible to receive non-qualified stock options at an option price determined by the Stock Option Committee. All stock options granted under the 1998 Plan have been granted for at least the fair market value on the date of grant. A total of 540,000 shares of our common stock have been authorized for issuance under the 1998 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of February 15, 2009 by (i) each person who is known by Zoom to own beneficially more than five percent (5%) of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On February 15, 2009 there were 1,959,378 issued and outstanding shares of Zoom's Common Stock.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name (1)	Number of Shares Beneficially Owned	% of Common Stock
Frank B. Manning(2)(3)	157,249	8.03%
Peter R. Kramer(4)	137,996	7.04%
Bernard Furman(5)	12,800	.	*
J. Ronald Woods(6)	8,400	.	*
Joseph J. Donovan(7)	7,200	.	*
Robert A. Crist(8)	14,000	.	*
Deena Randall(9)	17,500	.	*
Terry Manning(3)(10)	33,342	1.70%
All current Directors and Executive
Officers as a group (9 persons)(11)	397,237	20.27%

———————

*

Less than one percent of shares outstanding.

(1)

Unless otherwise noted: (i) each person identified possesses sole voting and investment power over the shares listed; and (ii) the address of each person identified is c/o Zoom Technologies, Inc., 207 South Street, Boston, MA 02111.

(2)

Includes 32,000 shares that Mr. Frank B. Manning has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.  Includes 673 shares held by Mr. Frank B. Manning's daughter, as to which he disclaims beneficial ownership.

(3)

Terry Manning and Frank B. Manning are brothers.

(4)

Includes 20,800 shares that Mr. Kramer has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(5)

Includes 7,200 shares the Mr. Furman has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(6)

Includes 7,200 shares that Mr. Woods has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(7)

Includes 7,200 shares the Mr. Donovan has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(8)

Includes 14,000 shares that Mr. Crist has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(9)

Includes 17,500 shares that Ms. Randall has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(10)

Includes 14,000 shares that Mr. Terry Manning has the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

(11)

Includes an aggregate of 119,900 shares that the current Directors and named executive officers listed above have the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009. Also includes an additional 8,750 shares that executive officers not listed above have the right to acquire upon exercise of outstanding stock options exercisable within sixty (60) days after February 15, 2009.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Item 404(a) of Regulation S-K requires us to disclose in our proxy statement any transaction which exceeds the lesser of (i) $120,000 or (ii) one percent of Zoom’s average total assets at year end for the last two completed fiscal years, in which Zoom is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Since January 1, 2008, Zoom has not been a participant in any transaction that is reportable under Item 404(a) of Regulation S-K.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. Therefore, any material financial transaction between Zoom and any related person would need to be approved by our Audit Committee prior to us entering into such transaction.

Board Independence.

The Board of Directors has reviewed the qualifications of Messrs. Donovan, Furman and Woods and has determined that each individual is "independent" as such term is defined under the current listing standards of the Nasdaq Stock Market. In addition, each member of the Audit Committee is independent as required under Section 10A (m) (3) of the Securities Exchange Act of 1934, as amended.  Messrs. Donovan, Furman and Woods are the sole members of each of the Audit Committee and the Compensation Committee.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom’s principal accountants and independent registered pubic accounting firm, UHY LLP, for fiscal years 2007 and 2008.

FEE CATEGORY	2007	2008
Audit fees (1)	$126,100	$130,770
Audit-related fees (2)	1,200	2,250
Tax fees (3)	12,000	––
All other fees (4)	––	––
Total fees	$139,300	$133,020

———————

(1)

Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2)

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom’s consolidated financial statements and are not reported under "Audit Fees".

(3)

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services were comprised primarily of services for federal, state and international tax compliance.

(4)

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Share Exchange Agreement dated January 28, 2009, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2009.*

3.1

Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K"). *

	3.2	Certificate of Amendment to Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2008.*

	3.3	By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

	**10.1	1990 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 28, 2008.*

	**10.2	1991 Director Stock Option Plan, as amended, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-107923), filed with the Commission on August 13, 2003. *

	**10.3	1998 Employee Equity Incentive Plan, as amended, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 28, 2008.*

	10.4	Form of Indemnification Agreement, filed as Exhibit 10.6 to the June 1996 Form 10-Q. *

	**10.5	Form of Non-Qualified Stock Option Agreement for Executive Officers, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004..*

	**10.6	Summary of Directors' Compensation, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

	10.7	Letter agreement dated August 4, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

	10.8	Purchase and Sale Agreement dated August 31, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 20, 2006.*

	**10.9	Form of Non-Qualified Stock Option Agreement for Named Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 12, 2006.*

10.10

Standard lease by and between 201-207 South Street LLC and Zoom Technologies, Inc. on December 22, 2006 to lease space for 24 months for headquarters offices, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on March 30, 2007*

**10.11

Change of Control and Severance Agreement between the Company and Frank B. Manning dated as of 12/28/06, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.12

Change of Control and Severance Agreement between the Company and Peter R. Kramer dated as of 12/28/06, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.13

Change of Control and Severance Agreement between the Company and Robert A. Crist dated as of 4/27/07, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.14

Change of Control and Severance Agreement between the Company and Deena Randall dated as of 4/27/07, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

**10.15

Change of Control and Severance Agreement between the Company and Terry Manning dated as of 4/27/07, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.16

Series A Preferred Share Purchase Agreement, dated July 25, 2007, by and between Unity Business Networks, L.L.C. and Zoom Technologies, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.17

Option Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the members of Unity listed on the signature page thereto., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.18

Investor Rights Agreement, dated July 25, 2007, by and among Unity Business Networks, L.L.C., Zoom Technologies, Inc., and each of the holders of Unity’s Common Interests listed on the signature page thereto, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.19

Second Amended and Restated Operating Agreement of Unity Business Networks, L.L.C., dated July 25, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10.20

Convertible Note Purchase Agreement, dated as of January 22, 2008, by and between Zoom Technologies, Inc. and RedMoon, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 29, 2008.*

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

**10.25	Form of Modification Agreement for Zoom Employee’s Severance Agreement dated January 27, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 3, 2009.*

**10.26	Form of Non-Qualified Stock Option Agreement granted on January 22, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 3, 2009.*

10.27

Form of Lock-Up and Voting Agreement entered into between Zoom Technologies, Inc. and each of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 3, 2009.*

10.28	Form of License Agreement to be entered into between Zoom Technologies, Inc. and TCB Digital, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 3, 2009.*

10.29	First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc.

21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: March 11, 2009	By:	/s/ FRANK B. MANNING
Frank B. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK B. MANNING	Principal Executive Officer and Chairman of the Board	March 11, 2009
Frank B. Manning

/s/ ROBERT A. CRIST	Principal Financial and Accounting Officer	March 11, 2009
Robert A. Crist

/s/ PETER R. KRAMER	Director	March 11, 2009
Peter R. Kramer

/s/ BERNARD FURMAN	Director	March 11, 2009
Bernard Furman

/s/ J. RONALD WOODS	Director	March 11, 2009
J. Ronald Woods

/s/ JOSEPH DONOVAN	Director	March 11, 2009
Joseph Donovan

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zoom Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule. The Company's management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

/s/ UHY LLP
Boston, Massachusetts March 11, 2009

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
ASSETS
Current assets
Cash and cash equivalents	$3,647,654	$1,204,984
Accounts receivable, net of allowances of $1,400,803 in 2007 and $811,813 in 2008	2,128,888	1,162,921
Inventories	4,452,503	2,902,979
Prepaid expense and other current assets	336,424	234,428
Total current assets	10,565,469	5,505,312

Equipment and leasehold improvements, net	172,070	102,491
Investment in Unity Business Networks, LLC.	1,178,709	960,000
Total assets	$11,916,248	$6,567,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,079,325	$1,210,970
Accrued expense	415,468	399,507
Deferred gain on sale of real estate	340,913	––
Total current liabilities	2,835,706	1,610,477

Total liabilities	2,835,706	1,610,477

Commitments and Contingencies (Note 7)

Stockholders' equity Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued and outstanding – 1,871,058 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,507,393	31,785,966
Accumulated deficit	(23,100,390)	(27,260,044)
Accumulated other comprehensive income –currency translation adjustment	587,307	345,172
Treasury stock (1,680 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	9,080,542	4,957,326
Total liabilities and stockholders' equity	$11,916,248	$6,567,803

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2008

	2007	2008
Net sales	$18,477,532		$14,458,803
Cost of goods sold	14,746,978		11,467,187
Gross profit	3,730,554		2,991,616

Operating expenses:
Selling	3,557,928		2,932,449
General and administrative	2,423,829		2,280,346
Research and development	1,825,018		1,720,677
	7,806,776		6,933,472
Operating profit (loss) before gain on sale of real estate	(4,076,221)		(3,941,856)

Gain on sale of real estate	383,404		340,913

Operating profit (loss)	(3,692,817)		(3,600,943)

Other :
Interest income	229,523		54,081
Other, net	(39,800)		(599,873)
Total other income, net	189,723		(545,792)

Income (loss) before income taxes	(3,503,094)		(4,146,735)

Income taxes (benefit)	––		12,919

Net income (loss)	$(3,503,094)	$	(4,159,654)

Basic and diluted net income (loss) per share	$(1.87)		$(2.23)

Weighted average common and common equivalent shares:
Basic	1,869,378		1,869,378
Diluted	1,869,378		1,869,378

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (A)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2006	1,871,058	$93,554	$31,275,169	$(19,597,296)	$557,655	1,680	$(7,322)	$12,321,760

Net income (loss)	––	––	––	(3,503,094)	––	––	––	(3,503,094)
Foreign currency translation adjustment	––	––	––	––	29,652	––	––	29,652
Comprehensive income (loss)	––	––	––	––	––	––	––	(3,473,442)
Stock based compensation	––	––	232,224	––	––	––	––	232,224
Balance at December 31, 2007	1,871,058	$93,554	$31,507,393	$(23,100,390)	$587,307	1,680	$(7,322)	$9,080,542

Net income (loss)	––	––	––	(4,159,654)	––	––	––	(4,159,654)
Foreign currency translation adjustment	––	––	––	––	(242,135)	––	––	(242,135)
Comprehensive income (loss)	––	––	––	––	––	––	––	(4,401,789)
Stock based compensation	––	––	278,573	––	––	––	––	278,573
Balance at December 31, 2008	1,871,058	$93,554	$31,785,966	$(27,260,044)	$345,172	1,680	$(7,322)	$4,957,326

———————

(A) Consists exclusively of foreign currency translation adjustments.

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2008

	2007	2008
Operating activities:
Net income (loss)	$(3,503,094)	$(4,159,654)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(383,704)	(340,913)
Writedown of Investment in Unity Business Networks, LLC	––	218,709
Writedown of Investment in RedMoon, Inc.	––	325,497
Depreciation and amortization	85,432	87,774
Stock based compensation	232,224	278,573
Reversal of accounts receivable allowances recognized in prior periods	––	(220,839)
Changes in operating assets and liabilities:
Accounts receivable	1,278,407	1,091,486
Inventories	62,913	1,496,731
Prepaid expense and other current assets	(65,789)	85,916
Accounts payable and accrued expense	(705,522)	(912,725)

Net cash provided by (used in) operating activities	(2,999,133)	(2,049,445)

Investing activities:
Investment in Unity Business Networks, LLC	(1,178,709)	––
Investment in RedMoon	––	(325,497)
Purchases of property, plant and equipment	(7,927)	(20,476)

Net cash provided by (used in) investing activities	(1,186,636)	(345,973)

Effect of exchange rate changes on cash	377	(47,252)

Net change in cash	(4,185,392)	(2,442,670)

Cash and cash equivalents at beginning of year	7,833,046	3,647,654

Cash and cash equivalents at end of year	$3,647,654	$1,204,984

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2008

(1)

NATURE OF OPERATIONS

Zoom Technologies, Inc. and subsidiary (collectively, the "Company") design, produce, and market broadband and dial-up modems and other communication-related products

The Company has had recurring net losses and continues to experience negative cash flows from operations As described further in Note 3, to conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs; however, management does not believe the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or it raises capital. Additional financing may not be available on terms favorable to the Company, or at all.  If these funds are not available, the Company may not be able to execute its business plan or take advantage of business opportunities.  The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern. . The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. Significant estimates made by the Company include: 1) asset valuation allowances for accounts receivable (collectibility and sales returns) and deferred income tax assets; 2) write-downs of inventory for slow-moving and obsolete items, and market valuations; 3) stock based compensation; 4) the useful lives of property, plant and equipment; and 5) the recoverability of long-lived assets and investments..

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

Effective January 1, 2007, the Company adopted FIN 48, “Accounting  for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” As of that date and as of December 31, 2008 the Company had no material unrecognized income tax benefits. Further, no significant changes in the unrecognized income tax benefits are expected to occur over the next year.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Interest and penalties related to such underpayments would be classified as a component of income tax expense. No material amounts of interest or penalties for underpayments of income taxes were required to be accrued as of December 31, 2008.

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

	2007	2008
Weighted average shares outstanding – used to compute basic earnings (loss) per share	1,869,378	1,869,378
Net effect of dilutive potential common shares outstanding, based on the treasury stock method	––	––
Weighted average shares outstanding – used to compute diluted earnings (loss) per share	1,869,378	1,869,378

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., anti-dilutive) are excluded from the computation. Options to purchase 288,700 shares of common stock at December 31, 2008 were outstanding, but not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

(i) Revenue Recognition

The Company primarily sells hardware products to its customers. The hardware products include dial-up modems, DSL modems, cable modems, embedded modems, ISDN modems, telephone dialers, and wireless and wired networking equipment. The Company generally does not sell software.

The Company derives its net sales primarily from the sales of hardware products to computer peripherals retailers, computer product distributors, and original equipment manufacturers (OEMs). The Company sells an immaterial amount of its hardware products to direct consumers or to any customers via the internet.

The Company recognizes hardware net sales for all four types of customers at the point when the customers take legal ownership of the delivered products. Legal ownership passes to the customer based on the contractual FOB point specified in signed contracts and purchase orders, which are both used extensively. Many customer contracts or purchase orders specify FOB destination.

The Company's net sales of hardware are reduced by certain events which are characteristic of the sales of hardware to retailers of computer peripherals. These events are product returns, certain sales and marketing incentives, price protection refunds, and consumer and in-store mail-in rebates. Each of these is accounted for as a reduction of net sales based on management estimates, which are reconciled to actual customer or end-consumer credits on a monthly or quarterly basis.

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

(k) Stock-Based Compensation

Compensation cost for awards granted after January 1, 2007 is generally recognized over the required service period based on the estimated fair value of the awards on their grant date. Fair value is determined using the Black Scholes option-pricing model. Compensation cost for unvested awards granted prior to January 1, 2007 is recognized using the modified-prospective method. Under this method, the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123 (R) , “Accounting for Stock Based Compensation”  are used to recognize compensation cost.

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

(3)

LIQUIDITY

As of December 31, 2008 the Company had working capital of $3.9 million including $1.2 million in cash equivalents. On December 31, 2007 the Company had working capital of $7.7 million including $3.6 million in cash and cash equivalents.  The Company’s current ratio at December 31, 2008 was 3.4 compared to 3.7 at December 31, 2007. A significant portion in the reduction of working capital and the corresponding current ratio was due to our 2008 net loss of $4.2 million and the cash expenditure of $0.3 million for our January 22, 2008 investment in RedMoon Inc.

In 2008 the Company’s operating activities used $2.0 million in cash. Its net loss in 2008 was $4.2 million. After adjusting for non-cash items including the $0.3 million gain on sale of real estate, the $0.5 million write-down of certain investments, $0.09 million of depreciation and amortization expense, $0.3 million of stock-based compensation and the $0.2 million reversal of allowances, sources of cash from operations included a decrease in inventories of $1.5 million, a decrease in accounts receivable of $1.1 million, and a decrease of $0.01 million of prepaid expense and other current assets. Uses of cash from operations included a decrease in accounts payable and accrued expense of $0.9 million.

To conserve cash and manage liquidity, the Company has implemented cost cutting initiatives including the reduction of employee headcount and overhead costs. The Company’s total headcount of full-time employees, including temporary workers, went from 64 on December 31, 2007 to 56 on December 31, 2008.  Zoom had 50 full-time and part-time employees on February 28, 2009. Of the 50 Zoom employees on February 28, 2009 12 were engaged in research and development, 12 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 17 were engaged in sales, marketing and technical support, and the remaining 9 performed accounting, administrative, management information systems, and executive functions.  Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees work week from 40 hours to 32 hours per week.  As a result, Zoom currently has 40 full time employees and 10 part time employees (those working less than 40 hours per week).  There were dedicated manufacturing personnel in Mexico who were employees of the Company’s Mexican manufacturing service provider and not included in its 2007 or 2008 headcount The Company plans to continue to assess its cost structure as it relates to revenues and cash position, and the Company may make further reductions if the actions are deemed necessary.

The Company's total current assets at December 31, 2008 were $5.5 million and current liabilities were $1.6 million. The Company did not have any long-term debt at December 31, 2008. Management does not believe it has sufficient resources to fund its planned operations through December 31, 2009 without significantly increasing sales or raising capital.

On January 29, 2009 Zoom announced that it entered into a definitive agreement to acquire Tianjin Communication Broadcasting Group Digital Communication Company Limited (TCB Digital). TCB Digital is primarily engaged in research and development, manufacturing, and sale of advanced mobile phones, and also manufactures other electronic products.

According to the definitive agreement, Zoom will initially own 51% of TCB Digital by issuing 4,225,219 Zoom shares.  In addition, another 29% of TCB Digital may be exchanged for an additional 2,402,576 Zoom shares, resulting in Zoom owning 80% of TCB Digital. Zoom will also have options to acquire five other companies that are under the ownership of TCB Digital’s majority shareholder, with the option price of each company based on the higher of a minimum price or a multiple of that company’s net income. Zoom would spin off its current business and operating subsidiary, Zoom Telephonics, in a transaction that is not anticipated to be a taxable distribution to Zoom’s shareholders. Zoom Telephonics would grant TCB Digital licensing rights for “Zoom” and “Hayes” trademarks for certain products and geographic regions. The transaction was detailed in Zoom’s Form 8-K SEC filing, and is subject to Zoom shareholder approval. If the transaction closes, Zoom’s shareholders immediately prior to the closing date would retain their existing shares in Zoom Technologies and would also receive an equal number of new shares in Zoom Telephonics.  The merger of Zoom with TCB Digital will enhance the liquidity of Zoom Technologies but will not enhance the liquidity of Zoom’s operating company, Zoom Telephonics.

.If Zoom’s operating company is unable to increase its revenues, reduce its expenses, or raise capital its longer-term ability to continue as a going concern and achieve its intended business objectives could be adversely affected.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts receivable, investments in debt and equity securities, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

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

(5)

INVENTORIES

Inventories consist of the following at December 31:

	2007	2008
Materials	$2,913,556	$1,611,936
Work in process	189,295	11,366
Finished goods (including $563,000 and $435,000 held by a customer at December 31, 2007 and 2008, respectively)	1,349,652	1,279,677
Total	$4,452,503	$2,902,979

(6)

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

 Equipment and leasehold improvements consist of the following at December 31:

	2007	2008	Estimated Useful lives in years
Leasehold improvements	$6,216	$4,506	5
Computer hardware and software	3,716,257	3,701,885	3
Machinery and equipment	1,906,949	1,882,871	5
Molds, tools and dies	1,624,899	1,641,829	5
Office furniture and fixtures	277,337	277,873	5
	$7,531,658	$7,508,964
Accumulated depreciation and amortization	(7,359,588)	(7,406,473)
Equipment and leasehold improvements, net	$172,070	$102,491

(7)

COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

The Company leases its headquarters’ offices in Boston, Massachusetts, a manufacturing facility in Tijuana, Mexico, and a sales office facility in Fleet, United Kingdom. In December 2006, the Company sold its owned headquarters buildings in Boston, Massachusetts and leased back 25,000 square feet for two years expiring December 2008. In November 2008 the Company signed a lease amendment for its headquarters’ offices in Boston in the existing building for approximately 14,400 square feet for three years with a six month termination option starting July 1, 2010.

 In September 2006 the Company moved out of its leased manufacturing facility in Boston, Massachusetts and moved into a leased manufacturing facility in Tijuana, Mexico.  In August 2006 the Company signed a lease for a 35,575 square foot manufacturing and warehousing facility in Tijuana, Mexico with an initial lease term from October 2006 to May 2007, with five two-year options thereafter.  In February 2007 the

Company renegotiated the first renewal term and signed a one-year extension starting in May 2007, with five two-year options thereafter. In January 2009 the Company signed a lease agreement for 10,800 square feet at another property in the same industrial park in Tijuana, Mexico, effective March 1, 2009.

In September 2005 the Company entered into a two year office lease consisting of 2,400 square feet at 2 Kings Road, Fleet, Hants, U.K for its U.K. sales office.  In September 2007 the lease was continued on a month-to-month basis with a 3 month cancellation notice required by the Company or the landlord. In September, 2008 the Company signed an Office Service Agreement, which is an office rental agreement, rather than a lease. The rent is paid monthly, with a three month cancellation notice period.

In September 2002 the Company entered into a five-year lease, as a tenant, for approximately 3,500 square feet at 950 Broken Sound Parkway NW, Boca Raton, Florida, primarily for use as a technical support facility. In September 2007 the term of the lease expired and the Company moved its Florida-based customer service organization to its headquarters location in Boston, Massachusetts.

Rent expense for all of the Company's leases was $621,234 in 2008 and $711,637 in 2007.

As of December 31, 2008, the Company's estimated future minimum committed rental payments, excluding executory costs, under the operating leases described above to their expiration are $426,401 for 2009 and  $361,872 for 2010.

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

In February 2009 the Company was named as one of 15 defendants in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas by Finoc Design Consulting Oy of Oulu, Finland.   The complaint claims that the Company has been and is now infringing on U.S. patent 6,850,560, dated February 1, 2005, by offering for sale, selling, and providing service and support to customers of its wireless xDSL products.  The Company believes that the basis for the infringement charge relates to certain chipsets in the Company's wireless xDSL products that were obtained from Conexant Systems, Inc (“Conexant”).   All of the Company’s wireless xDSL products use Conexant ADSL chipsets.  The Company and Conexant are examining the patent to determine whether they believe infringement has occurred, and to determine whether Conexant should and will indemnify and defend the Company.  The likelihood of an unfavorable outcome in the matter is uncertain, and the amount or range of potential loss is also uncertain.

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

(8)

SALE/LEASEBACK AND MORTGAGE DEBT

In December 2006, the Company sold real estate housing its corporate headquarters and concurrently entered into a leaseback arrangement for a portion of the property. The leaseback arrangement was for two years. Net proceeds from the sale were $7,733,970 of which a portion was used to retire related outstanding mortgage debt.  A gain of $5,477,243 was realized on the sale in 2006.  However, a portion of the gain ($724,618) was deferred and was recognized in operations over the term of the lease (2007 - $383,704 and 2008 -  $340,914). The gain deferred is the estimated present value of the minimum lease payments under the leaseback arrangement. The gain recognized in operations in 2006, 2007, and 2008 was $4,752,625, $383,404, and $340,913 respectively. The Company’s lease expired in December 2008 and the Company signed a three year lease amendment for reduced square footage in the same location.

(9)

STOCK OPTION PLANS

The Board of Directors approved a one-for-five reverse stock split (the “Reverse Stock Split”) that became effective at 5:00 p.m. on August 6, 2008, after the filing of a Certificate of Amendment to the Corporation’s Certificate of Incorporation with the Secretary of State of the State of Delaware. The reverse stock split resulted in every five shares of common stock combined into one share of common stock.  The reverse stock split affects all outstanding shares of common stock and stock options of Zoom. At December 31, 2008 the Company had three stock option plans as described below.  Each of the three plans has been adjusted to reflect the reverse stock split.

1990 Employee Stock Option Plan

The 1990 Employee Stock Option Plan (the "Employee Stock Option Plan") is for officers and certain full-time and part-time employees of the Company. Non-employee directors of the Company are not entitled to participate under this plan. The Employee Stock Option Plan provides for 960,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. Under this plan, stock options are granted at the discretion of the Compensation Committee of the Board of Directors at an option price not less than the fair market value of the stock on the date of grant. The options are exercisable in accordance with terms specified by the Compensation Committee not to exceed ten years from the date of grant. Option activity under this plan follows.  All shares prior to August 7, 2008 have been restated to reflect the five to one reverse stock split.

	Number of shares	Weighted average exercise price
Balance at December 31, 2006*	134,000	$8.70
Granted	––	––
Exercised	––	––
Expired	––	––
Balance at December 31, 2007*	134,000	$8.70
Granted	70,500	$3.60
Exercised	––	––
Expired	(67,000)	$12.25
Balance at December 31, 2008	137,500	$4.36

The weighted average grant date fair value of options granted was $3.60 in 2008.

The following table summarizes information about fixed stock options under the Employee Stock Option Plan outstanding on December 31, 2008: All shares prior to August 7, 2008 have been restated to reflect the five to one reverse stock split.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.60	70,500	1.5	$3.60	––	––
$5.15	67,000	1.5	$5.15	67,000	$5.15

$3.60 to $5.15	137,500	1.5	$4.36	67,000	$5.15

Director Stock Option Plan

In 1991 the Company established the Director Stock Option Plan (the "Directors Plan"). Shares of common stock were registered for issuance under this plan in accordance with the Securities Act of 1933. The Directors Plan was established for all directors of the Company except for any director who is a full-time employee or full-time officer of the Company. In 2003, the Directors Plan was amended to provide that, each eligible director is automatically granted an option to purchase 2,400 shares of common stock on July 10 and January 10 of each year, beginning July 10, 2003. The option price is the fair market value of the common stock on the date the option is granted. There are 90,000 shares authorized for issuance under the Directors Plan. Each option expires two years from the grant date. Option activity under this plan follows.  All shares prior to August 7, 2008 have been restated to reflect the five to one reverse stock split.

	Number of shares	Weighted average exercise price
Balance at December 31, 2006	26,400	$9.65
Granted	14,400	$6.08
Exercised	––	––
Expired	––	––
Balance at December 31, 2007	40,800	$8.35
Granted	19,200	$2.70
Exercised	––	––
Expired	(26,400)	$9.65
Balance at December 31, 2008	33,600	$4.15

The weighted average grant date fair value of options granted was $6.08 in 2007 and $2.70 in 2008.

The following table summarizes information about fixed stock options under the Directors Plan on December 31, 2008. All shares prior to August 7, 2008 have been restated to reflect the five to one reverse stock split.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $5.00	19,200	1.3	$2.70	9,600	$3.60
$5.05- $10.00	14,400	0.3	$6.08	14,400	$6.08

$1.80-$6.20	33,600	0.8	$4.15	24,000	$5.09

1998 Employee Equity Incentive Stock Option Plan

The 1998 Employee Equity Incentive Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors to attract and retain employees and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Non-employee directors of the Company and certain officers of the Company are not entitled to participate under this plan. The authorized number of shares available for issuance under the 1998 Plan is 540,000 shares of common stock. Under this plan, stock options may be granted at the discretion of the Compensation Committee of the Board of Directors at an option price determined by the Compensation Committee. All options under this plan have been issued at fair market value on the date of the grant. The options are exercisable in accordance with terms specified by the Compensation Committee. Option activity under this plan follows. All shares prior to August 7, 2008 have been restated to reflect the five to one reverse stock split.

	Number of shares	Weighted average exercise price
Balance at December 31, 2006	110,200	$9.28
Granted	––	––
Exercised	––	––
Expired	(14,100)	$6.40
Balance at December 31, 2007	96,100	$9.50
Granted	88,400	$3.49
Exercised	––	––
Expired	(66,900)	$10.73
Balance at December 31, 2008	117,600	$1.90

The weighted average grant date fair value of options granted was $3.49 in 2008. The following table summarizes information about fixed stock options under the 1998 Plan outstanding on December 31, 2008.  All shares prior to August 7, 2008 have been restated to reflect the five to one reverse stock split.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$5.00	73,000	2.1	$3.47	––	$0.00
$5.05-$10.00	44,600	0.9	$5.15	44,600	$5.15
$1.03-$4.83	117,600	1.6	$4.11	44,600	$5.15

As of December 31, 2008 both the fair value of options outstanding and the fair value of options exercisable were less than the exercise price.

As of December 31, 2008 there were 751,989 additional shares available for issuance under all three stock option plans. The per share weighted-average fair value of stock options granted during 2007 and 2008 was $0.4206 and $1.5700, respectively.

The unrecognized stock-based compensation cost related to non-vested stock awards was less than $50,000 as of December 31, 2008.  Such amount will be recognized in operations ratably through 2009.

(10)

INCOME TAXES

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2007:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	––	––	––
	$––	$––	$––
Year Ended December 31, 2008:
US federal	$––	$––	$––
State and local	––	––	––
Foreign	12,919	––	12,919
	$12,919	$––	$12,919

A reconciliation of the expected income tax expense or benefit to actual follows:

	2007	2008
Computed "expected" US tax (benefit)	$(1,191,052)	$(1,409,890)
Change resulting from:
State and local income taxes, net of federal income tax benefit	––	––
Foreign income taxes	––	12,919
Federal valuation allowance	1,175,308	1,420,499
Non––deductible items	5,031	3,120
Change in estimate for prior years’ provisions	10,713	(13,729)
Other, net	––	––
Income tax expense (benefit)	$––	$12,919

Temporary differences at December 31 follow:

	2007	2008
Deferred income tax assets:
Inventories	$1,344,792	974,181
Accounts receivable	378,714	212,333
Intangible assets	526,704	451,605
Accrued expenses	68,866	79,143
Net operating loss and tax credit carry forwards	13,842,338	15,631,280
Plant and equipment	106,202	11,000
Stock compensation	183,246	287,124
Other – investment impairments	––	202,931
Total deferred income tax assets	16,450,862	17,849,597
Valuation allowance	(16,450,862)	(17,849,597)
Net deferred tax assets	$––	$––

As of December 31, 2008 the Company had federal net operating loss carry forwards of approximately $41,553,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2018 to 2028. The Company had state net operating loss carry forwards of approximately $14,696,000 which are available to offset future taxable income. They are due to expire in varying amounts from 2009 through 2013.

Subsequently recognized tax benefits relating to valuation allowances for deferred income tax assets, if any, will be allocated as follows: $17,094,964 to continuing operations and $754,633 to additional paid-in capital which is attributable to the exercise of employee stock options.

In accordance with APB Opinion No. 23, "Accounting for Income Taxes" and SFAS No. 109, the Company has not provided for U.S. income taxes related to undistributed earnings from its foreign operations at December 31, 2008, as the Company considers these earnings to be permanently reinvested.  Determination of the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed earnings is not practicable because such liability, if any, is dependent upon circumstances existing if and when the Company no longer considers all or a portion of such undistributed earnings to be permanently reinvested.

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

Relatively few customers have accounted for a substantial portion of the Company’s revenues. In 2008, two two customers accounted for 33% of our total net sales and 40% of our net accounts receivable. During 2007 three customers accounted for 10% or more of its total net sales. Together these three customers accounted for 44% of the Company’s total net sales and 74% of net accounts receivable.

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

(12)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2008
Cash paid during year for interest	$––	$––
Cash paid during year for income taxes	$––	$12,919

(13)

DEPENDENCE ON KEY SUPPLIERS AND CONTRACT MANUFACTURERS

The Company produces its products using components or subassemblies purchased from third-party suppliers.

Currently a substantial percentage of our manufacturing is performed by Xavi Technologies Corp. The loss of their services or a material adverse change in their business or in the Company’s relationship could materially and adversely harm the Company’s business. To lessen the risk associated with this company being the primary manufacturer of a substantial portion of the Company’s products and for a number of other reasons including cost and availability, the Company is also using six other vendors to manufacture various products.

(14)

SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are classified as one reportable segment. Substantially all of the Company's operations and long-lived assets reside primarily in the United States. Net sales information follows:

	2007	Percent	2008	Percent
North America	$11,776,442	64%	$10,101,331	70%
Outside North America	6,701,090	36%	4,357,472	30%
Total	$18,477,532	100%	$14,458,803	100%

(15)

RETIREMENT PLAN

The Company has a 401(k) retirement savings plan for employees. Under the plan, the Company matches 25% of an employee's contribution, up to a maximum of $350 per employee per year. Company matching contributions charged to expense in 2007 and 2008 were $12,635 and $8,556, respectively.

(16)

INVESTMENT IN UNITY BUSINESS NETWORKS, LLC AND REDMOON, INC.

During 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at any time at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. The Series A Shares convert automatically if Unity consummates a public offering with gross proceeds in excess of $25 million or 30 days after Unity delivers its 2009 audited financial statements to the Company. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined, for 2008. The option is exercisable for 30 days following the receipt of Unity’s 2008 audited financial statements. The Company’s CEO is a member of Unity’s five member board of directors. Further, the Company is entitled to vote Series A Shares on an as-if converted basis with Unity’s common stock. The Company is unable to exercise significant influence over Unity’s policies or operations. The Company accounts for its investment in Unity at cost. The investment is reviewed periodically for potential impairment. . A transaction for the sale of Unity to a third party has been under evaluation since December 2008 and has a mid-year 2009 target close date. If and when this sale closes, the Company should  recover $0.96 million of the $1.179 million asset value capitalized during the quarter ended September 30, 2007 and carried on the balance sheet at December 31, 2007. If the sale does not take place the Company believes the $0.96 million value is the appropriate estimate of fair market value at December 31, 2008.  As a result, the Company has written down the $1.179 million asset value to $0.96 million at December 31, 2008.

On January 22, 2008, the Company and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes (the “Notes”) and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise its option to purchase all outstanding stock of RedMoon or (ii) the Company’s election to terminate such option, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and was terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 Zoom determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and our analysis of the recovery value of the assets.  Accordingly, Zoom wrote-off 100% of the $0.325 million asset value, which included transaction costs of $0.025 million.

(17)

SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table depicts selected quarterly financial information. Operating results for any given quarter are not necessarily indicative of results for any future period.

	2007 Quarter Ended				2008 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31		Jun. 30	Sept. 30	Dec. 31
Net sales	$4,754	$4,342	$5,580	$3,801		$3,581	$4,061	$3,885		$2,931
Costs of goods sold	3,634	3,871	4,287	2,954		2,587	3,143	3,136		2,331

Gross profit	1,120	471	1,293	847		724	918	749		600

Operating expenses:
Selling	894	878	979	807		741	821	749		621
General and administrative	639	607	617	561		547	590	620		523
Research and development	491	491	434	409		467	436	419		398
	2,024	1,976	2,030	1,777		1,755	1,847	1,788		1,542
Operating loss before gain of sale of real estate	(904)	(1,505)	(737)	(930)		(1,031)	(929)	(1,039)		(942)
Gain on sale of real estate	96	96	96	96		96	96	96		53

Operating profit (loss)	(808)	(1,409)	(641)	(834)		(935)	(833)	(943)		(889)

Other income (expense), net (1)	58	70	28	33		13	––	(50)		(509)

Income (loss) before income taxes	(750)	(1,339)	(613)	(801)		(922)	(833)	(993)		(1,398)

Income tax expense (benefit)	––	––	––	––		––	––	––		13

Net income (loss)	$(750)	$(1,339)	$(613)	$(801)	$	(922)	$(833)	$(993)	$	(1,411)

Net loss per common share:
Basic	$(0.40)	$(0.72)	$(0.33)	$(0.43)	$	(0.49)	$(0.45)	$(0.53)		$(0.75)
Diluted	$(0.40)	$(0.72)	$(0.33)	$(0.43)	$	(0.49)	$(0.45)	$(0.53)		$(0.75)

Weighted average common and common equivalent shares:
Basic	1,869	1,869	1,869	1,869		1,869	1,869	1,869		1,869
Diluted	1,869	1,869	1,869	1,869		1,869	1,869	1,869		1,869

Schedule II

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007 and 2008

Description	Balance at Beginning of year	Charged to Expense	Deductions	Balance at end of year
Allowance for doubtful accounts	$182,819	$71,265	$81,633	$172,451
Allowance for price protection	3,415	91,468	90,989	3,894
Allowance for sales returns	387,314	2,421,901	1,981,163	828,052
COOP advertising and other allowances	342,421	1,793,741	1,739,756	396,406
Year ended December 31, 2007	$915,969	$4,378,375	$3,893,541	$1,400,803

Allowance for doubtful accounts	$172,451	$3,075	$158,845	$16,681
Allowance for price protection	3,894	36,658	37,452	3,100
Allowance for sales returns	828,052	2,817,143	3,091,940	553,255
COOP advertising and other allowances	396,406	940,850	1,098,479	238,777
Year ended December 31, 2008	$1,400,803	$3,797,726	$4,386,716	$811,813

EXHIBIT INDEX

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page 35.

	10.29	First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc.

	21.	Subsidiaries, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. *

	23.1	Consent of Independent Registered Public Accounting Firm.

	31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 32.1 32.2

CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002