Form 10-Q
period 2009-03-31
ZOOM TECHNOLOGIES INC
filed 2009-05-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 11, 2009, was 1,959,378 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

Page

Part I. Financial Information

Item 1.       Financial Statements

1

Condensed Consolidated Balance Sheets as of March 31, 2009 and
December 31, 2008 (unaudited)

1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

14

Item 4.       Controls And Procedures

15

Part II.  Other Information

Item 1a.     Risk Factors

16

Item 6.       Exhibits

16

Signatures

17

Exhibit Index

18

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	March 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$981,223	$1,204,984
Accounts receivable, net of allowances of $738,420 at March 31, 2009 and $811,813 at December 31, 2008	999,125	1,162,921
Inventories	2,521,465	2,902,979
Prepaid expenses and other current assets	212,251	234,428
Total current assets	4,714,064	5,505,312

Equipment, net	89,179	102,491
Investments – Unity Business Networks, LLC	960,000	960,000
Total assets	$5,763,243	$6,567,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,247,491	$1,210,970
Accrued expenses	488,598	399,507
Total current liabilities	1,736,089	1,610,477
Total liabilities	1,736,089	1,610,477

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,961,058 shares, including shares held in treasury	93,554	93,554
Additional paid-in capital	31,808,749	31,785,966
Accumulated deficit	(28,205,264)	(27,260,044)
Accumulated other comprehensive income –currency translation adjustment	337,437	345,172
Treasury stock (1,680 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	4,027,154	4,957,326
Total liabilities and stockholders' equity	$5,763,243	$6,567,803

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$2,348,414	$3,580,577
Cost of goods sold	1,891,869	2,856,574
Gross profit	456,545	724,003

Operating expenses:
Selling	486,897	740,560
General and administrative	598,361	547,476
Research and development	362,994	466,910
	1,448,252	1,754,945
Operating profit (loss) before gain on sale of real estate	(991,707)	(1,030,942)

Gain on sale of real estate	––	95,926

Operating profit (loss)	(991,707)	(935,016)

Other :
Interest income	2,128	26,780
Other, net	44,359	(13,891)
Total other income (expense), net	46,487	12,889

Income (loss) before income taxes	(945,220)	(922,127)

Income taxes (benefit)	––	––

Net income (loss)	$(945,220)	$(922,127)

Basic and diluted net income (loss) per share	$(0.49)	$(0.49)

Weighted average common and common equivalent shares:
Basic and diluted	1,931,378	1,869,378

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(945,220)	$(922,127)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	––	(95,926)
Stock based compensation	22,783	54,126
Depreciation and amortization	13,954	26,439
Changes in operating assets and liabilities:
Accounts receivable, net	161,637	440,823
Inventories	378,986	649,770
Prepaid expenses and other assets	21,538	68,940
Accounts payable and accrued expenses	123,744	(601,002)
Net cash provided by (used in) operating activities	(222,578)	(378,957)

Investing activities:

Investment	––	(325,496)
Additions to property, plant and equipment	(737)	(22,283)
Net cash provided by (used in) investing activities	(737)	(347,779)

Effect of exchange rate changes on cash	(446)	277

Net change in cash	(223,761)	(726,459)

Cash and cash equivalents at beginning of period	1,204,984	3,647,654

Cash and cash equivalents at end of period	$981,223	$2,921,195

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	$––	$––

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

The condensed consolidated financial statements of Zoom Technologies, Inc. and subsidiary (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company's 2008 Annual Report on Form 10-K.

The accompanying financial statements are unaudited. However, the condensed balance sheet as of December 31, 2008 was derived from audited financial statements. In the opinion of management, the accompanying financial statements include all adjustments, normal recurring adjustments, necessary for a fair presentation.

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

(a)

Recently Issued or Proposed Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. The adoption of SFAS 157 did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141 (R) to any acquisition subsequent to December 31, 2008.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. Adoption of SFAS 161 did not have a significant impact on the Company’s financial statements.

(2) Liquidity

On March 31, 2009 we had working capital of $3.0 million including $1.0 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at March 31, 2008 was 2.7 compared to 3.4 at December 31, 2008. A significant portion of the reduction of the current ratio was due to the decline in inventories and accounts receivable.

In the first quarter of 2009 the Company’s operating activities used $0.2 million in cash. The Company’s net loss in the first quarter of 2009 was $0.9 million. Sources of cash from operations included a decrease in inventories of $0.4 million, a decrease in accounts receivable of $0.2 million, and an increase in accounts payable and accrued expense of $0.1 million. There were no significant uses of cash from operations.

In the first quarter of 2009 the Company incurred a net loss of $0.9 million and used cash in operating activities of $0.2 million. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or the Company can raise capital. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern.  See “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Preliminary Proxy Statement filed with the Securities and Exchange Commission (“SEC”) on May 13, 2009 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

 (3) Inventories

Inventories consist of :	March 31, 2009	December 31, 2008
Raw materials	$1,438,473	$1,611,936
Work in process	72,975	11,366
Finished goods	1,010,017	1,279,677
Total Inventories	$2,521,465	$2,902,979

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(945,220)	$(922,127)
Foreign currency translation adjustment	(7,735)	(3,755)
Comprehensive income (loss)	$(952,955)	$(925,882)

(5) Contingencies

The Company is party to various lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims that it believes are without merit. The Company's management believes that the ultimate resolution of such pending matters will not have a material adverse affect the Company's business, financial position, results of operations or cash flows.

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment. The Company’s net sales by geographic region follow:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2009	Total	March 31, 2008	Total
North America	$1,977,204	84%	$2,371,238	66%
UK	141,624	6%	678,992	19%
All Other	229,586	10%	530,347	15%
Total	$2,348,414	100%	$3,580,577	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the first quarter of 2009 the Company's net sales to its top three customers accounted for 49% of its total net sales. In the first quarter of 2008 the Company's net sales to its top three customers accounted for 42% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

(8) Investments

During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Preferred Shares are convertible at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined. At December 31, 2008 Zoom determined that the fair market value of its investment in Unity was $0.96 million, which resulted in a write-down of $0.219 million. The value of this investment on our March 31, 2009 balance sheet remains at $0.96 million. A transaction for the sale of Unity to a third party has been under evaluation since December 2008 and has a mid-year 2009 target close date. While we expect this transaction to close, there is no guarantee that this expectation will be met.

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise its option to purchase all outstanding stock of RedMoon or (ii) the Company’s election to terminate such option up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 Zoom determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and the Company’s analysis of the recovery value of the assets. Accordingly, Zoom wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million. The value of the RedMoon investment on the Zoom balance sheet at December 31, 2008 and March 31, 2009 is zero.

 (9) Potential Share Exchange

On January 28, 2009, Zoom entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement.

On May 13, 2009 Zoom filed a preliminary proxy statement with the SEC with respect to soliciting votes from the Company’s shareholders to approve: (a) the acquisition by Zoom by the issuance of 4,225,219 shares of Zoom common stock for 100% of Gold Lion, which is a holding company that owns (i) 100% of Jiangsu Leimone Electronics Co., Ltd., or Jiangsu Leimone, a foreign investment enterprise organized under the laws of the People’s Republic of China, or PRC, which owns 51.03% of Tianjin Tong Guang Group Digital Communication Co., Ltd., or TCB Digital, a company organized under the laws of the PRC, and (ii) 100% of Profit Harvest Corporation Ltd., or Profit Harvest, a company organized under the laws of Hong Kong, and (b) the future acquisition by Zoom by the issuance of an additional 2,402,576 shares of Zoom common stock of additional shares of TCB Digital such that Zoom would own up to 80% of the outstanding shares of TCB Digital; subject to an upward adjustment that could provide for a maximum of 9,126,963 shares of Zoom common stock being issued for the acquisition of both Gold Lion and the additional 28.97% interest in TCB Digital. The acquisition is made pursuant to the Share Exchange Agreement, dated January 28, 2009, as amended on May 12, 2009, between Zoom, Gold Lion, TCB Digital, Zoom Telephonics, Inc., a wholly owned subsidiary of Zoom, and the Gold Lion shareholders. The completion of the proposed acquisition will result in the change of control of Zoom under the NASDAQ Stock Market Rules.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Preliminary Proxy Statement filed with the SEC on May 13, 2009 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

Potential Share Exchange

On January 28, 2009, Zoom entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement.

On May 13, 2009 Zoom filed a preliminary proxy statement with the SEC with respect to soliciting votes from the Company’s shareholders to approve: (a) the acquisition by Zoom by the issuance of 4,225,219 shares of Zoom common stock for 100% of Gold Lion, which is a holding company that owns (i) 100% of Jiangsu Leimone Electronics Co., Ltd., or Jiangsu Leimone, a foreign investment enterprise organized under the laws of the People’s Republic of China, or PRC, which owns 51.03% of Tianjin Tong Guang Group Digital Communication Co., Ltd., or TCB Digital, a company organized under the laws of the PRC, and (ii) 100% of Profit Harvest Corporation Ltd., or Profit Harvest, a company organized under the laws of Hong Kong, and (b) the future acquisition by Zoom by the issuance of an additional 2,402,576 shares of Zoom common stock of additional shares of TCB Digital such that Zoom would own up to 80% of the outstanding shares of TCB Digital; subject to an upward adjustment that could provide for a maximum of 9,126,963 shares of Zoom common stock being issued for the acquisition of both Gold Lion and the additional 28.97% interest in TCB Digital. The acquisition is made pursuant to the Share Exchange Agreement, dated January 28, 2009, as amended on May 12, 2009, between Zoom, Gold Lion, TCB Digital, Zoom Telephonics, Inc., a wholly owned subsidiary of Zoom, and the Gold Lion shareholders. The completion of the proposed acquisition will result in the change of control of Zoom under the NASDAQ Stock Market Rules.

For a discussion of the Agreement and the proposed transaction please review Zoom’s preliminary proxy statement filed with the SEC on May 13, 2009.

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

Since 1983 our headquarters has been near South Station in downtown Boston. Zoom historically owned two adjacent buildings which connect on most floors, and which house our entire Boston staff. In December 2006 we sold our headquarters buildings to a third party, with a two-year lease-back of approximately 25,000 square feet of the 62,000 square foot facility. Our net sale proceeds were approximately $7.7 million of which approximately $3.6 million was repaid to our mortgage holder, eliminating the mortgage debt from our balance sheet. Our current lease expired in December 2008. On January 1, 2009 we reduced our leased Boston space from 25,000 square feet to 14,400 square feet with an increase in rent per square foot, resulting in a savings in 2009 of $54,000. This new lease has a 2-year term.

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

In the first quarter of 2009 our net sales were down 34.4% compared to the first quarter of 2008. The sales decline was mainly the result of decreases in DSL and dial-up modem sales and wireless product sales. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and some overhead costs. Our total headcount of full-time employees was reduced from 63 on March 31, 2008 to 47 on March 31, 2009 As of May 1, 2009 Zoom had 46 full-time and part-time employees. Of the 46 Zoom employees on May 1, 2009 10 were engaged in research and development, 11 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 16 were engaged in sales, marketing and technical support, and the remaining 9 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees’ work week from 40 hours to 32 hours per week. As a result, Zoom currently has 37 full-time employees and 9 employees working less than 40 hours per week. Our dedicated manufacturing personnel in Mexico are employees of our Mexican manufacturing service provider and not included in our headcount.

On March 31, 2009 we had working capital of $3.0 million including $1.0 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at March 31, 2009 was 2.7 compared to 3.4 at December 31, 2008. The reduction of the current ratio was due to the decline of inventories, cash, and accounts receivable.

In the first quarter of 2009 the Company’s operating activities used $0.2 million in cash. Its net loss for the quarter was $0.9 million. Sources of cash from operations included a decrease in inventories of $0.4 million, a decrease in accounts receivable of $0.2 million, and an increase in accounts payable and accrued expense of $0.1 million. There were no significant uses of cash from operations.

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

On January 28, 2009, Zoom entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement.

On May 13, 2009 Zoom filed a preliminary proxy statement with the SEC with respect to soliciting votes from the Company’s shareholders to approve: (a) the acquisition by Zoom by the issuance of 4,225,219 shares of Zoom common stock for 100% of Gold Lion, which is a holding company that owns (i) 100% of Jiangsu Leimone Electronics Co., Ltd., or Jiangsu Leimone, a foreign investment enterprise organized under the laws of the People’s Republic of China, or PRC, which owns 51.03% of Tianjin Tong Guang Group Digital Communication Co., Ltd., or TCB Digital, a company organized under the laws of the PRC, and (ii) 100% of Profit Harvest Corporation Ltd., or Profit Harvest, a company organized under the laws of Hong Kong, and (b) the future acquisition by Zoom by the issuance of an additional 2,402,576 shares of Zoom common stock of additional shares of TCB Digital such that Zoom would own up to 80% of the outstanding shares of TCB Digital; subject to an upward adjustment that could provide for a maximum of 9,126,963 shares of Zoom common stock being issued for the acquisition of both Gold Lion and the additional 28.97% interest in TCB Digital. The acquisition is made pursuant to the Share Exchange Agreement, dated January 28, 2009, as amended on May 12, 2009, between Zoom, Gold Lion, TCB Digital, Zoom Telephonics, Inc., a wholly owned subsidiary of Zoom, and the Gold Lion shareholders. The completion of the proposed acquisition will result in the change of control of Zoom under the NASDAQ Stock Market Rules.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 14.3% and 13.7%, respectively, for the first quarter of 2008 and 2009.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.02 million in the first quarter of 2008 and $0.01 million in the first quarter of 2009.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. Reductions in our net sales due to sales and marketing incentives were $0.2 million in the first quarter of 2008 and $0.1 million in the first quarter of 2009.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.03 million in the first quarter of 2008 and negligible in the first quarter of 2009.

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were de minimis in both the first quarter of 2008 and the first quarter of 2009.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. In the first quarter of 2008 and 2009 we recorded immaterial amounts for inventory reserves related to obsolete and slow-moving products.

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

Significant management judgment is required in determining our provision for income taxes and any valuation allowances. We have recorded a 100% valuation allowance against our deferred income tax assets. It is management's estimate that, after considering all available objective evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. If we establish a record of continuing profitability, at some point we will be required to reduce the valuation allowance and recognize an equal income tax benefit which will increase net income in that period(s).

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

Valuation of Investments. During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Shares are convertible at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s revenues, as defined. As December 31, 2008 Zoom determined that the fair market value of its investments in Unity was $0.96 million, which resulted in a write-down of $0.219 million. A transaction for the sales of Unity to a thirs party has ben under evaluation since December 2008 and has a mid-year 2009 target close date. While the Company expects this transaction to close, there is no guarantee that this expectation will be met.

On January 22, 2008 Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which we made an initial investment of $300,000 in 6% convertible notes and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise the option to purchase all outstanding stock of RedMoon contained in the Option Agreement described in Note 8 to the accompanying financial statements or (ii) the Company’s election to terminate such Option Agreement, up to a maximum total investment of $500,000 On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 Zoom determined that the fair market value of its investment in RedMoon was zero due to Zoom’s assessment of the fair market value of the current and fixed assets, liabilities, and our analysis of the recovery value of the asset. Accordingly, Zoom recorded a write-off of the RedMoon investment asset in the amount of $0.325 million, which amount included transaction costs.

Results of Operations

Summary. Net sales were $2.3 million for our first quarter ended March 31, 2009, down 34.4% from $3.6 million in the first quarter of 2008. We had a net loss of $0.945 million for the first quarter of 2009, compared to a net loss of $0.922 million in the first quarter of 2008. Loss per diluted share was $0.49 in the first quarter of 2009 compared to $0.49 for the first quarter of 2008.

Net Sales. Our total net sales for the first quarter of 2009 decreased $1.2 million or 34.4% from the first quarter of 2008, primarily due to decreases in DSL and dial-up modem sales, and wireless product sales. The large decline in modem sales was primarily due to the loss of DSL retail placements and to the continued decline of the dial-up modem after-market. DSL modem net sales decreased from $1.3 million in the first quarter of 2008 to $0.6 million in the first quarter of 2009. The DSL modem sales decline was primarily a result of declines in sales to large customers both in the U.S. and internationally. Dial-up modem net sales decreased from $1.4 million in the first quarter of 2008 to $1.1 million in the first quarter of 2009, primarily due to the decline in the dial-up modem market. Cable modem sales were $0.3 million in both the first quarter of 2008 and the first quarter of 2009.

Our net sales in North America decreased by $0.4 million from $2.4 million in the first quarter of 2008 to $2.0 million in the first quarter of 2009. Our net sales outside North America declined by $0.8 million from $1.2 million in the first quarter of 2008 to $0.4 million in the first quarter of 2009.

In the quarter ended March 31, 2009 three customers accounted for 49% of total net sales. Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $0.5 million in the first quarter of 2009, a decline from $0.7 million in the first quarter of 2008. Our gross margin percent of net sales was 19.4% in the first quarter of 2009 compared to 20.2% in the first quarter of 2008. The gross margin percentage was lower in the first quarter of 2009 primarily due to the impact of fixed manufacturing costs on reduced sales.

Selling Expense. Selling expense was $0.5 million or 20.7% of net sales in the first quarter of 2009 compared to $0.7 million or 20.8% of net sales in the first quarter of 2008. Selling expense decreased primarily as a result of reduced sales.

General and Administrative Expense. General and administrative expense was $0.6 million or 25.5% of net sales in the first quarter of 2009 and $0.5 million or 15.3% of net sales in the first quarter of 2008. General and administrative expense increased due to higher legal and other professional costs related to our planned merger transaction, partially offset by lower salary cost due to reduced headcount.

Research and Development Expense. Research and development expense was $0.4 million or 15.5% of net sales in the first quarter of 2009 and $0.5 million or 13.0% of net sales in the first quarter of 2008. Development and support continues on all of our major product lines.

Gain on Sale of Real Estate.  No gain on sale of real estate was recorded in the first quarter of 2009. A gain on sale of real estate of $0.096 million was recorded in the first quarters of 2008. In December 2006 Zoom sold its headquarter building in Boston and agreed to lease-back some of the office space This lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain. This deferred gain was recorded over the subsequent eight quarters at $0.096 million per quarter for seven quarters and $0.053 million in the eighth and final quarter, which was the fourth quarter of 2008.

Other Income. Other income was $0.05 million in the first quarter of 2009 and $.01 million in the first quarter of 2008. The gain in the first quarter of 2009 was primarily due to our sale of a domain name, partially offset by unbillable miscellaneous costs.

Liquidity and Capital Resources

On March 31, 2009 we had working capital of $3.0 million including $1.0 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at March 31, 2008 was 2.7 compared to 3.4 at December 31, 2008. A significant portion of the reduction of the current ratio was due to a decline in inventories and accounts receivable.

In the first quarter of 2009 the Company’s operating activities used $0.2 million in cash. The Company’s net loss in the first quarter of 2009 was $0.9 million. Sources of cash from operations included a decrease in inventories of $0.4 million, a decrease in accounts receivable of $0.2 million, and an increase in accounts payable and accrued expense of $0.1 million. There were no significant uses of cash from operations.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. As of March 31, 2009 we had 47 full-time employees compared to 63 as of March 31, 2008. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

In the first quarter of 2009 the Company incurred a net loss of $0.9 million and used cash in operating activities of $0.2 million. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. Management does not believe we have sufficient resources to fund our normal operations over the next 12 months unless sales improve significantly or we raise capital. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern  See “Risk Factors” below, for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the three months ended March 31, 2009, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1A.

RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Preliminary Proxy Statement filed with the SEC on May 13, 2009, as well as those discussed in this report.

ITEM 6.

EXHIBITS

Exhibit No.	Exhibit Description
10.1	Amendment to the Share Exchange Agreement dated May 12, 2009 (filed as Annex A-1 to the Company’s Preliminary Proxy Statement filed with the SEC on May 13, 2009 and incorporated by reference herein).
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: May 15, 2009	By:	/s/ Frank B. Manning
Frank B. Manning, President (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.