Form 10-Q
period 2009-06-30
ZOOM TECHNOLOGIES INC
filed 2009-08-18
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of June 30, 2009, was 1,959,378 shares.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

Page

Part I. Financial Information

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of June 30, 2009 and
December 31, 2008 (Unaudited)

1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

9

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

15

Item 4.

Controls And Procedures

16

Part II.  Other Information

Item 1A.

Risk Factors

17

Item 6.

Exhibits

17

Signatures

18

Exhibit Index

19

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	June 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$710,680	$1,204,984
Accounts receivable, net of allowances of $610,646 at June 30, 2009 and $811,813 at December 31, 2008	1,614,510	1,162,921
Inventories	1,876,042	2,902,979
Prepaid expenses and other current assets	178,268	234,428
Total current assets	4,379,500	5,505,312

Equipment, net	76,752	102,491
Investments – Unity Business Networks, LLC	960,000	960,000
Total assets	$5,416,252	$6,567,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,151,050	$1,210,970
Accrued expenses	408,293	399,507
Total current liabilities	1,559,343	1,610,477
Total liabilities	1,559,343	1,610,477

Stockholders' equity
Common stock, $0.01 par value:
Authorized - 25,000,000 shares; issued – 1,961,058 shares and 1,871,058 shares at June 30, 2009 and December 31, 2008, respectively; including shares held in treasury	19,611	18,711
Additional paid-in capital	32,064,187	31,860,809
Accumulated deficit	(28,589,013)	(27,260,044)
Accumulated other comprehensive income –currency translation adjustment	369,446	345,172
Treasury stock (1,680 shares), at cost	(7,322)	(7,322)
Total stockholders' equity	3,856,909	4,957,326
Total liabilities and stockholders' equity	$5,416,252	$6,567,803

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$3,065,868	$4,061,451	$5,414,282	$7,642,028
Cost of goods sold	2,081,907	3,143,067	3,937,554	5,999,640
Gross profit	983,961	918,384	1,476,728	1,642,388

Operating expenses:
Selling	450,920	821,733	937,817	1,562,294
General and administrative	508,373	589,515	1,252,838	1,136,990
Research and development	289,572	436,285	652,566	903,195
	1,248,865	1,847,533	2,843,221	3,602,479
Operating profit (loss) before gain on sale of real estate	(264,904)	(929,149)	(1,366,493)	(1,960,091)
Gain on sale of real estate	—	95,626	—	191,852
Operating profit (loss)	(264,904)	(833,223)	(1,366,493)	(1,768,239)

Other:
Interest income	793	11,780	2,920	38,560
Other, net	(9,461)	(11,833)	34,899	(25,724)
Total other income(expense), net	(8,668)	(53)	37,819	12,836

Income (loss) before income taxes	(273,572)	(833,276)	(1,328,674)	(1,755,403)

Income taxes (benefit)	295	—	295	—

Net income (loss)	$(273,867)	$(833,276)	$(1,328,969)	$(1,755,403)

Basic and diluted net income (loss) per share	$(0.14)	$(0.45)	$(0.68)	$(0.94)

Weighted average common and common equivalent shares:
Basic and diluted	1,959,378	1,869,393	1,945,455	1,869,393

See accompanying notes.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(1,328,969)	$(1,755,403)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	––	(191,852)
Non-cash common stock issuance	158,400	––
Stock based compensation	45,878	115,460
Depreciation and amortization	38,253	32,606
Changes in operating assets and liabilities:
Accounts receivable, net	(442,018)	390,008
Inventories	1,030,373	1,281,150
Prepaid expenses and other assets	57,625	49,712
Accounts payable and accrued expenses	(45,424)	(251,569)
Net cash provided by (used in) operating activities	(485,882)	(329,888)

Investing activities:

Investment	––	(325,496)
Additions to property, plant and equipment	(12,295)	(3,757)
Net cash provided by (used in) investing activities	(12,295)	(329,253)

Effect of exchange rate changes on cash	3,873	(472)

Net change in cash	(494,304)	(659,613)

Cash and cash equivalents at beginning of period	1,204,984	3,647,654

Cash and cash equivalents at end of period	$710,680	$2,988,041

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$––	$––
Income taxes	––	––

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

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. Adoption of SFAS 161 did not have a significant impact on the Company’s financial statements.

In March 2009 FASB issued SFAS No. 165, “Subsequent Events.” It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 effective June 30, 2009 and evaluated any subsequent events through the date of this filing. The Company concluded there were no material subsequent events requiring disclosure.

(2) Liquidity

On June 30, 2009 the Company had working capital of $2.8 million including $0.7 million in cash and cash equivalents. On December 31, 2008 the Company had working capital of $3.9 million including $1.2 million in cash and cash equivalents. The Company’s current ratio at June 30, 2008 was 2.8 compared to 3.4 at December 31, 2008. A significant portion of the reduction of the current ratio was due to the decline in inventories and cash.

In the first six months of 2009 the Company’s operating activities used $0.5 million in cash. The Company’s net loss in the first six months of 2009 was $1.3 million.  Sources of cash from operations included primarily a decrease in inventories of $1.0 million.  Uses of cash included an increase in accounts receivable of $0.4 million and a decrease in accounts payable and accrued expense of $0.1 million.

As noted above, in the first six months of 2009 the Company incurred a net loss of $1.3 million and used cash in operating activities of $0.5 million, reducing the cash balance at June 30, 2009 to $0.7 million.  Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or the Company receives additional funds. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. Zoom owns a 15% interest in Unity LLP. As described in Note 8 Zoom expects to receive $0.8 million in cash in August or September, 2009 as a result of the sale of Unity to Telesphere Networks Ltd.  Telesphere announced the purchase of Unity on July 28, 2009.  The closing of the transaction awaits regulatory approval which is anticipated but not guaranteed.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern.  See “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, our Definitive Proxy Statement filed with the Securities and Exchange Commission (“SEC”) on August 6, 2009 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

(3) Inventories

Inventories consist of :	June 30, 2009	December 31, 2008
Raw materials	$922,978	$1,611,936
Work in process	26,128	11,366
Finished goods	926,936	1,279,677
Total Inventories	$1,876,042	$2,902,979

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) Comprehensive Income (Loss)

Comprehensive income (loss) follows:

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$(273,867)	$(833,276)
Foreign currency translation adjustment	32,009	870
Comprehensive income (loss)	$(241,858)	$(832,406)

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

(6) Segment and Geographic Information

The Company’s operations are classified as one reportable segment.  The Company’s net sales follow:

	Three Months		Three Months		Six Months		Six Months
	Ended	% of	Ended	% of	Ended	% of	Ended	% of
	June 30, 2009	Total	June 30, 2008	Total	June 30, 2009	Total	June 30, 2008	Total
North America	$2,592,933	85%	$2,716,488	67%	$4,570,137	84%	$5,087,727	67%
UK	280,758	9%	1,002,285	25%	422,382	8%	1,681,277	22%
All Other	192,177	6%	342.678	8%	421,763	8%	873,024	11%
Total	$3,065,868	100%	$4,061,451	100%	$5,414,282	100%	$7,642,028	100%

(7) Customer Concentrations

Relatively few customers account for a substantial portion of the Company's net sales. In the second quarter of 2009 the Company's net sales to its top three customers accounted for 53% of its total net sales. In the second quarter of 2008 the Company's net sales to its top three customers accounted for 39% of its total net sales. The Company's customers generally do not enter into long-term agreements obligating them to purchase the Company’s products. The Company may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of the Company's significant customers, or a delay or default in payment by any significant customer could materially harm the Company's business and prospects. Because of the Company's significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of our significant customers.

(8) Investments

During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Preferred Shares are convertible at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined. At December 31, 2008 Zoom determined that the fair market value of its investment in Unity was $0.96 million, which resulted in a write-down of $0.219 million. The value of this investment on our June 30, 2009 balance sheet remains at $0.96 million.  Zoom expects to receive approximately $1.0 million in cash as a result of the sale of Unity to Telesphere Networks Ltd.  Telesphere announced the purchase of Unity on July 28, 2009.  The closing of the transaction awaits regulatory approval which is anticipated but not guaranteed.  If the transaction closes as expected, Zoom would receive approximately $0.8 million of the $1.0 million in August or September of 2009.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

On January 22, 2008, Zoom and RedMoon, Inc., a provider of wireless networks headquartered in Plano, Texas (“RedMoon”), entered into a Convertible Note Purchase Agreement pursuant to which the Company made an initial investment of $300,000 in 6% convertible notes and agreed to purchase an additional $50,000 per month of 6% convertible notes beginning on May 1, 2008 and continuing until the earlier of (i) the Company’s election to exercise its option to purchase all outstanding stock of RedMoon or (ii) the Company’s election to terminate such option up to a maximum total investment of $500,000.  On April 30, 2008 the Company notified RedMoon of the Company’s decision not to invest $50,000 on May 1, 2008. The option to purchase all of RedMoon’s outstanding stock was not exercised and terminated in accordance with its terms on August 31, 2008.

At December 31, 2008 Zoom determined that the fair market value of its investment in RedMoon was zero due to RedMoon’s working capital position, cash flow, and the Company’s analysis of the recovery value of the assets. Accordingly, Zoom wrote-off 100% of the $0.325 million asset value, including transaction costs of $0.025 million. The value of the RedMoon investment on the Zoom balance sheet at December 31, 2008 and June 30, 2009 is zero.

(9) Potential Share Exchange

On January 28, 2009, Zoom entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement. In connection with the Agreement, the Company issued 90,000 common shares with an aggregate fair value of $158,400.

On August 6, 2009 Zoom filed a definitive proxy statement with the SEC with respect to soliciting votes from the Company’s shareholders to approve: (a) the acquisition by Zoom by the issuance of 4,225,219 shares of Zoom common stock for 100% of Gold Lion, which is a holding company that owns (i) 100% of Jiangsu Leimone Electronics Co., Ltd., or Jiangsu Leimone, a foreign investment enterprise organized under the laws of the People’s Republic of China, or PRC, which owns 51.03% of Tianjin Tong Guang Group Digital Communication Co., Ltd., or TCB Digital, a company organized under the laws of the PRC, and (ii) 100% of Profit Harvest Corporation Ltd., or Profit Harvest, a company organized under the laws of Hong Kong, and (b) the future acquisition by Zoom by the issuance of an additional 2,402,576 shares of Zoom common stock of additional shares of TCB Digital such that Zoom would own up to 80% of the outstanding shares of TCB Digital; subject to an upward adjustment that could provide for a maximum of 9,126,963 shares of Zoom common stock being issued for the acquisition of both Gold Lion and the additional 28.97% interest in TCB Digital. The acquisition is made pursuant to the Share Exchange Agreement, dated January 28, 2009, as amended on May 12, 2009, between Zoom, Gold Lion, TCB Digital, Zoom Telephonics, Inc., a wholly owned subsidiary of Zoom, and the Gold Lion shareholders. The completion of the proposed acquisition will result in the change of control of Zoom under the NASDAQ Stock Market Rules.

(10)  Adjustment to Previously Reported Financial Statements

Subsequent to the Company's announcement of its financial results for the quarter ended June 30, 2009, management discovered that it had improperly accounted for the issuance of the 90,000 common shares described in Note 9 above.  Such share issuance should have been recorded in the first quarter of 2009 as a charge to general and administrative expenses.  The accompanying balance sheet as of June 30, 2009 and the statements of operations and cash flows for the six months then ended reflect the proper accounting for this transaction.  Management has also recorded adjustments to reduce cost of goods sold and general and administrative expenses by approximately $38,000 and $12,000, respectively, to correct errors in the Company's operating results for the first quarter of 2009 which were not previously corrected due to their immateriality.

ZOOM TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Management does not believe the correction of the errors described above requires a restatement of the previously reported financial statements for the quarter ended March 31, 2009 due to their insignificance to the financial position and results of operations of the Company taken as a whole. If the March 31, 2009 financial statements had been restated, the impact on key line items of the Statement of Operations and Balance Sheet would have been as follows:

$ Thousands	Q1 2009	Q1 2009	Q1 2009
	As Reported	Adjustment	If Restated
Statement of Operations for three months ended March 31, 2009
Net Sales	$2,348	$––	$2,348
Gross Margin	$457	$36	$493
General & Administrative Expense	$598	$146	$744
Operating Income	$(992)	$(110)	$(1,102)
Net Income (Loss) per share	$(0.49)	$(0.06)	$(0.55)

$ Thousands	Q1 2009	Q1 2009	Q1 2009
	As Reported	Adjustment	If Restated
Balance Sheet as of March 31, 2009
Inventories	$2,521	$36	$2,558
Total Current Assets	$4,714	$36	$4,750
Total Assets	$5,763	$36	$5,799
Total Liabilities	$1,736	$––	$1,736
Total Equity	$4,027	$36	$4,063

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the safe harbor statement and the risk factors contained in Item IA of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Amended Preliminary Proxy Statement filed with the SEC on May 13, 2009 and in our other filings with the SEC. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

On August 6, 2009 Zoom filed a definitive proxy statement with the SEC with respect to soliciting votes from the Company’s shareholders to approve: (a) the acquisition by Zoom by the issuance of 4,225,219 shares of Zoom common stock for 100% of Gold Lion, which is a holding company that owns (i) 100% of Jiangsu Leimone Electronics Co., Ltd., or Jiangsu Leimone, a foreign investment enterprise organized under the laws of the People’s Republic of China, or PRC, which owns 51.03% of Tianjin Tong Guang Group Digital Communication Co., Ltd., or TCB Digital, a company organized under the laws of the PRC, and (ii) 100% of Profit Harvest Corporation Ltd., or Profit Harvest, a company organized under the laws of Hong Kong, and (b) the future acquisition by Zoom by the issuance of an additional 2,402,576 shares of Zoom common stock of additional shares of TCB Digital such that Zoom would own up to 80% of the outstanding shares of TCB Digital; subject to an upward adjustment that could provide for a maximum of 9,126,963 shares of Zoom common stock being issued for the acquisition of both Gold Lion and the additional 28.97% interest in TCB Digital. The acquisition is made pursuant to the Share Exchange Agreement, dated January 28, 2009, as amended on May 12, 2009, between Zoom, Gold Lion, TCB Digital, Zoom Telephonics, Inc., a wholly owned subsidiary of Zoom, and the Gold Lion shareholders. The completion of the proposed acquisition will result in the change of control of Zoom under the NASDAQ Stock Market Rules.

For a discussion of the Agreement and the proposed transaction please review Zoom’s definitive proxy statement filed with the SEC on August 6, 2009.

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

In the second quarter of 2009 our net sales were down 24.5% compared to the second quarter of 2008. The sales decline was mainly the result of decreases in DSL and wireless product sales. Because of our significant customer concentration our net sales and operating results have fluctuated and in the future could continue to fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Over the past several years our net sales have declined. In response to declining sales volume, we have cut costs by reducing staffing and overhead costs. Our total headcount of full-time employees was reduced from 63 on June 30, 2008 to 42 on June 30, 2009.  As of August 5, 2009 Zoom had 42 full-time and part-time employees. Of the 42 Zoom employees on August 5, 2009, 9 were engaged in research and development, 10 were involved in manufacturing oversight, purchasing, assembly, packaging, shipping and quality control, 14 were engaged in sales, marketing and technical support, and the remaining 9 performed accounting, administrative, management information systems, and executive functions. Zoom has implemented cost cutting measures including reducing our headcount and reducing certain employees’ work week from 40 hours to 32 hours per week. As a result, Zoom currently has 38 full-time employees and 4 employees working less than 40 hours per week. Our dedicated manufacturing personnel in Mexico were 26 on August 5, 2009.  They are employees of our Mexican manufacturing service provider and not included in our headcount.

On June 30, 2009 we had working capital of $2.8 million including $0.7 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at June 30, 2009 was 2.8 compared to 3.4 at December 31, 2008. The reduction of the current ratio was due primarily to the decline of inventories and cash.

In the first six months of 2009 the Company’s operating activities used $0.5 million in cash. The Company’s net loss in the first six months of 2009 was $1.3 million.  Sources of cash from operations included a decrease in inventories of  $1.0 million.  Uses of cash included an increase in accounts receivable of $0.4 million.

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

On January 28, 2009, Zoom entered into a Share Exchange Agreement (the “Agreement”) with Tianjin Tong Guang Group Digital Communication Co., Ltd (“TCB Digital”), TCB Digital’s majority shareholder, Gold Lion Holding Limited (“Gold Lion”) and Lei Gu (“Gu”), a shareholder of Gold Lion. On May 12, 2009, the parties amended the Agreement to, among other actions, add Songtao Du (“Du”), a shareholder of Gold Lion, as a party to the Agreement.   See above in the beginning of the MD&A for a full description.

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

Product Returns. Products are returned by retail stores and distributors for inventory balancing, contractual stock rotation privileges, and warranty repair or replacements. We estimate the sales and cost value of expected future product returns of previously sold products. Our estimates for product returns are based on recent historical trends plus estimates for returns prompted by, among other things, announced stock rotations and announced customer store closings. Management reviews historical returns, current economic trends, and changes in customer demand and acceptance of our products when estimating sales return allowances. The estimate for future returns is recorded as a reserve against accounts receivable, a reduction in our net sales, and the corresponding change to inventory reserves and cost of sales. Product returns as a percentage of total shipments were 10.9% and 8.2%, respectively, for the second quarter of 2008 and 2009.

Price Protection Refunds. We have a policy of offering price protection to certain of our retailer and distributor customers for some or all their inventory. Under the price protection policies, when we reduce our prices for a product, the customer receives a credit for the difference between the original purchase price and our reduced price for their unsold inventory of that product. Our estimates for price protection refunds are based on a detailed understanding and tracking by customer and by sales program. Estimated price protection refunds are recorded in the same period as the announcement of a pricing change. Information from customer inventory-on-hand reports or from direct communications with the customers is used to estimate the refund, which is recorded as a reduction of net sales and a reserve against accounts receivable. Reductions in our net sales due to price protection were $0.005 million in the second quarter of 2008 and $0.07 million in the second quarter of 2009.

Sales and Marketing Incentives. Many of our retailer customers require sales and marketing support funding, usually set as a percentage of our sales in their stores. Reductions in our net sales due to sales and marketing incentives were $0.2 million in the second quarter of 2008 and $0.1 million in the second quarter of 2009.

Consumer Mail-In and In-Store Rebates. Our estimates for consumer mail-in and in-store rebates are based on a detailed understanding and tracking by customer and sales program, supported by actual rebate claims processed by the rebate redemption centers plus an accrual for an estimated lag in processing at the redemption centers. The estimate for mail-in and in-store rebates is recorded as a reserve against accounts receivable and a reduction of net sales in the same period that the rebate obligation was triggered. Reductions in our net sales due to the consumer rebates were $0.004 million in the second quarter of 2008 and $0.001 million in the second quarter of 2009

To ensure that the sales, discounts, and marketing incentives are recorded in the proper period, we perform extensive tracking and documenting by customer, by period, and by type of marketing event. This tracking includes reconciliation to the accounts receivable records for deductions taken by our customers for these discounts and incentives.

Accounts Receivable Valuation. We establish accounts receivable valuation allowances equal to the above-discussed net sales adjustments for estimates of product returns, price protection refunds, consumer rebates, and general bad debt reserves. These allowances are reduced as actual credits are issued to the customer's accounts. Our bad-debt write-offs were $0.2 million in the second quarter of 2008 and $0.006 million in the second quarter of 2009.

Inventory Valuation and Cost of Goods Sold. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. We review inventories for obsolete slow moving products each quarter and make provisions based on our estimate of the probability that the material will not be consumed or that it will be sold below cost. In the second quarter of 2008 and 2009 we recorded immaterial amounts for inventory reserves related to obsolete and slow-moving products.

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

Valuation of Investments. During the quarter ended September 30, 2007 the Company purchased all the Series A Preferred Shares (the Series A Shares) of Unity Business Networks, LLC (Unity) for cash of $1.2 million, including transaction costs. The Series A Preferred Shares are convertible at the Company’s option into 15% of Unity’s common stock on a fully-diluted basis. In addition, the Company has an option to purchase all the outstanding common stock of Unity based on a specified multiple of Unity’s 2008 revenues, as defined. At December 31, 2008

Zoom determined that the fair market value of its investment in Unity was $0.96 million, which resulted in a write-down of $0.219 million. The value of this investment on our June 30, 2009 balance sheet remains at $0.96 million.  Zoom expects to receive approximately $1.0 million in cash as a result of the sale of Unity to Telesphere Networks Ltd.   Telesphere announced the purchase of Unity on July 28, 2009.  The closing of the transaction awaits regulatory approval which is anticipated but not guaranteed.  If the transaction closes as expected, Zoom would receive approximately $0.8 million of the $1.0 million in August or September of 2009.

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

Results of Operations

Summary. Net sales were $3.1 million for our second quarter ended June 30, 2009, down 24.5% from $4.1 million in the second quarter of 2008. We had a net loss of $0.274 million for the second quarter of 2009, compared to a net loss of $0.833 million in the second quarter of 2008. Loss per diluted share was $0.14 in the second quarter of 2009 compared to $0.45 for the second quarter of 2008. Net sales were $5.4 million for the first six month ended June 30, 2009, down 29.2% from $7.6 million in the first six months ended June 30, 2008. We had a net loss of $1.3 million for the first six months ended June 30, 2009 compared to a net loss of $1.8 million for the first six months ended June 30, 2008.  Loss per diluted share was $0.68 in the first six months ended June 30, 2009 compared to $0.94 for first six months ended June 30, 2008.

Net Sales. Our total net sales for the second quarter of 2009 decreased $1.0 million or 24.5% from the second quarter of 2008, primarily due to decreases in DSL and wireless product sales. DSL modem net sales decreased from $1.4 million in the second quarter of 2008 to $0.7 million in the second quarter of 2009. The DSL modem sales decline was primarily a result of declines in sales to large customers both in the U.S. and internationally, primarily due to price competition. Despite the continuing significant decline in the dial-up modem market, our dial-up modem net sales decreased less than 3% from the second quarter of 2008 to the second quarter of 2009, primarily due to increased sales of personal computers without dial-up modems. Wireless product sales decreased from $0.8 million in the second quarter of 2008 to $0.4 million in the second quarter of 2009.  Cable modem sales were $0.4 million in both the second quarter of 2008 and the second quarter of 2009.

Our net sales for the first six months of 2009 decreased 29.2% from the first six months of 2008, primarily due to sales declines for DSL and wireless product sales. The decline in DSL modem sales was primarily for the reasons cited above.

Our net sales in North America were $2.7 million in the second quarter of 2008 and $2.6 million in the second quarter of 2009.  Our net sales outside North America declined from $1.3 million in the second quarter of 2008 to $0.5 million in the second quarter of 2009.  Sales outside North America declined primarily due to the market shift away from broadband modems to mobile broadband modems in the U.K. and strong price competition on DSL modems in other International markets.

Our net sales in North America were $4.6 million in the first six months of 2009, a decrease from $5.1 million in the first six months of 2008. Our net sales in the U.K. were $0.4 million in the first six months of 2009 and $1.7 million in the first six months of 2008. Our net sales in countries outside North America and the U.K. were $0.4 million for the first six months of 2009 and $0.9 million for the first six months of 2008. The decline in sales outside North America was primarily due to declines in DSL modem sales resulting from aggressive price competition.

In the second quarter of 2009 the Company's net sales to its top three customers accounted for 53% of its total net sales Because of our significant customer concentration, our net sales and operating income has fluctuated and could in the future fluctuate significantly due to changes in political or economic conditions or the loss, reduction of business, or less favorable terms for any of our significant customers.

Gross Profit. Our total gross profit was $1.0 million in the second quarter of 2009, an increase from $0.9 million in the second quarter of 2008. Our gross margin percent of net sales was 32.1% in the second quarter of 2009 compared to 22.6% in the second quarter of 2008. The gross margin percentage was higher in the second quarter of 2009 primarily due to the impact of selling higher margin dial-up modems; reductions in manufacturing personnel and related and fixed manufacturing costs, and reductions in manufacturing freight costs. Our total gross profit was $1.5 million in the first six months of 2009 and $1.6 million in the first six months of 2008. Gross margin as a percent of net sales increased to 27.3% in the first six months of 2009 from 21.5% in the first six months of 2008, primarily for the reasons cited above.

Selling Expense. Selling expense was $0.5 million or 14.7% of net sales in the second quarter of 2009 compared to $0.8 million or 20.2% of net sales in the second quarter of 2008. Selling expense decreased primarily as a result of reduced sales and support personnel and lower distribution costs. Selling expense was $0.9 million for the first six months of 2009 and $1.6 million for the first six months of 2008. Selling expense as a percentage of net sales was 17.3% in the first six months of 2009 and 20.4% of net sales in the first six months of 2008.  Personnel and related costs and product distribution costs were the primary areas of selling cost reduction.

General and Administrative Expense. General and administrative expense was $0.5 million or 16.6% of net sales in the second quarter of 2009 and $0.6 million or 14.5% of net sales in the second quarter of 2008. General and administrative expense was reduced primarily in personnel and related costs, rent and utilities.. General and administrative expense in the second quarter of 2009 included $0.1 million of expense related to the China merger transaction.  General and administrative expense was $1.3 million or 23.1% of net sales in the first six months of 2009 compared to $1.1 million or 14.9% of net sales in the first six months of 2008.  General and administrative expense in first six months of 2009 included $0.4 million of expense related to the China merger transaction.

Research and Development Expense. Research and development expense was $0.3 million or 9.4% of net sales in the second quarter of 2009 and $0.4 million or 10.7% of net sales in the second quarter of 2008. Development and support continues on all of our major product lines. Research and development expense was $0.7 million or 12.1% of net sales in the first six months of 2009 compared to $0.9 million or 11.8% of net sales in the first six months of 2008. Research and development costs decreased primarily as a result of lower personnel costs due to headcount reductions.

Gain on Sale of Real Estate.  No gain on sale of real estate was recorded in the second quarter or the first six months of 2009. A gain on sale of real estate of $0.096 million and $0.19 million was recorded in the second quarter and the first six months of 2008, respectively. In December 2006 Zoom sold its headquarter building in Boston and agreed to lease-back some of the office space. The lease-back arrangement resulted in an accounting deferral of $0.725 million of the gain. This deferred gain was recorded over the subsequent eight quarters at $0.096 million per quarter for seven quarters and $0.053 million in the eighth and final quarter, which was the fourth quarter of 2008.

Other Income (expense). Other income (expense) was expense of $0.009 million in the second quarter of 2009 and $0.0 million in the second quarter of 2008.  Other income (expense) was income of $0.04 million in the first six months of 2009 compared to income of $0.01 million in the first six months of 2008.

Liquidity and Capital Resources

On June 30, 2009 we had working capital of $2.8 million including $0.7 million in cash and cash equivalents. On December 31, 2008 we had working capital of $3.9 million including $1.2 million in cash and cash equivalents. Our current ratio at June 30, 2008 was 2.8 compared to 3.4 at December 31, 2008. A significant portion of the reduction of the current ratio was due to a decline in inventories.

In the first six months of 2009 the Company’s operating activities used $0.5 million in cash. The Company’s net loss in the first six months of 2009 was $1.3 million.  Sources of cash from operations included a decrease in inventories of $1.0 million.  Uses of cash included an increase in accounts receivable of $0.4 million.

To conserve cash and manage our liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. As of June 30, 2009 we had 42 full-time employees compared to 63 as of June 30, 2008. We plan to continue to assess our cost structure as it relates to our revenues and cash position, and we may make further reductions if the actions are deemed necessary.

As noted above, in the first six months of 2009 the Company incurred a net loss of $1.3 million and used cash in operating activities of $0.5 million, reducing the cash balance at June 30, 2009 to $0.7 million.  Management does not believe that the Company has sufficient resources to fund its normal operations over the next 12 months unless sales improve significantly or the Company receives additional funds. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. Zoom owns a 15% interest in Unity LLP. As described in Note 8 Zoom expects to receive $0.8 million in cash in August or September, 2009 as a result of the sale of Unity to Telesphere Networks Ltd.  Telesphere announced the purchase of Unity on July 28, 2009.  The closing of the transaction awaits regulatory approval which is anticipated but not guaranteed.  In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is substantial doubt as to its ability to continue as a going concern.  See “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, our Definitive Proxy Statement filed with the Securities and Exchange Commission (“SEC”) on August 6, 2009 and in our other filings with the SEC for further information with respect to events and uncertainties that could harm our business, operating results, and financial condition.

Commitments

During the six months ended June 30, 2009, there were no material changes to our capital commitments and contractual obligations from those disclosed in our Form 10-K for the year ended December 31, 2008.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding: Zoom's plans, expectations and intentions, including statements relating to Zoom's prospects and plans relating to sales of and markets for its products; Zoom’s expected benefits and cost savings resulting from the move of its manufacturing facilities to Mexico; Zoom’s ability to complete the Gold Lion acquisition and the spin-off, on a timely basis, if at all; and Zoom's financial condition or results of operations.

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

As of June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

ZOOM TECHNOLOGIES, INC. (Registrant)

Date: August 18, 2009	By:	/s/ Frank B. Manning
Frank B. Manning, President (Principal Executive Officer)

Date: August 18, 2009	By:	/s/ Robert Crist
Robert Crist, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.