Form 10-Q
period 2009-09-30
ZOOM TECHNOLOGIES INC
filed 2009-11-16
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-18672

ZOOM TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	51-0448969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Headquarters:
Room 608 CEC Building
No.6 Zhongguancun South Street
Haidian District, Beijing, China 100086

U.S. correspondence office:
c/o Ellenoff Grossman & Schole LLP
150 East 42nd Street
New York, NY 10017
 (Address of principal executive offices including zip code)

(703) 720-0333
(Registrant's telephone number, including area code)

          N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of November 14, 2009 is 7,456,626.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For September 30, 2009

-i-

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 2,472,305	$ 812,769
Restricted cash	11,992,512	8,753,757
Notes receivable	14,625	-
Accounts receivable	18,283,703	12,366,814
Other receivables, net of allowance for doubtful accounts	189,414	1,119,881
Advance to suppliers	44,632,065	24,275,313
Inventories, net	1,987,107	3,742,046
Due from related parties	10,406,759	6,069,842
Total current assets	89,978,490	57,140,422

Property, plant and equipment, net	6,058,026	7,054,892
Long-term investments	65,813	65,653
Due from related parties-long term	-	247,294
Deferred tax assets	218,133	600,956
Goodwill	103,057	103,057

TOTAL ASSETS	$ 96,423,519	$ 65,212,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 22,288,522	$ 18,893,525
Notes payable	23,985,024	17,507,514
Accounts payable	2,792,249	3,580,720
Advance from customers	15,331,485	3,785,462
Dividends payable	579,545	578,142
Taxes payable	1,516,987	775,315
Accrued expenses and other payables	2,591,091	2,832,599
Due to related parties	10,916,446	5,161,169

Total current liabilities	80,001,349	53,114,446

Long-term loans	-	1,167,168

TOTAL LIABILITIES	80,001,349	54,281,614

STOCKHOLDERS' EQUITY
Common stock, authorized 25,000,000 shares, par value $0.01;
issued 6,209,477 shares and outstanding 6,207,797 shares
at September 30, 2009; issued 4,226,899 and 4,225,219
shares outstanding at December 31, 2008	62,078	42,252
Subscription receivable	(8,240)	-
Additional paid-in capital	4,374,809	3,518,363
Treasury shares, 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	639,728	569,193
Accumulated other comprehensive income	270,149	243,625
Retained earnings	4,359,135	75,517

TOTAL STOCKHOLDERS' EQUITY	9,690,337	4,441,628
Noncontrolling interests	6,731,833	6,489,032
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 96,423,519	$ 65,212,274

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenues	$55,290,880	$18,163,651	$137,240,898	$41,144,293
Cost of sales	(52,262,849)	(16,210,431)	(128,412,782)	(35,786,102)

Gross profit	3,028,031	1,953,220	8,828,116	5,358,191

Operating expenses:
Sales and marketing expenses	(36,431)	(30,375)	(1,320,422)	(234,584)
General and administrative expenses	(255,122)	(214,637)	(1,183,095)	(1,287,855)
Research and development expenses	-	-	-	(866,681)
	(291,553)	(245,012)	(2,503,517)	(2,389,120)

Income from operations	2,736,478	1,708,208	6,324,599	2,969,071

Other income (expenses)
Equity in earnings in investee	-	33	-	3,174
Interest income	113,219	34,418	278,765	140,184
Other income	12,340	2,892	437,658	2,892
Interest expense	(380,096)	(433,335)	(1,032,605)	(1,209,282)
Exchange loss	(1,126)	65,832	(30,317)	(106,264)
Other expenses	(63,688)	(9,554)	(132,461)	(23,061)
	(319,351)	(339,714)	(478,960)	(1,192,357)

Income before income taxes and
noncontrolling interests	2,417,127	1,368,494	5,845,639	1,776,714
Income tax expense	(653,741)	(268,526)	(1,252,323)	(345,403)

Income before noncontrolling interests
and discontinued operations	1,763,386	1,099,968	4,593,316	1,431,311
Loss from discontinued operation	-	(2,559)	-	(245,363)

Income before noncontrolling interests	1,763,386	1,097,409	4,593,316	1,185,948
Less: Net income attributable to
noncontrolling interests	(29,330)	(367,536)	(239,163)	(472,267)

Net income	1,734,056	729,873	4,354,153	713,681
Other comprehensive income/(loss)	10,817	(381,315)	26,524	607,899

Comprehensive income	$1,744,873	$348,558	$4,380,677	$1,321,580

Basic and diluted income/(loss) per commom share:
Basic	$0.39	$0.17	$1.02	$0.17
Diluted	0.39	0.17	1.02	0.17

Weighted average common shares outstanding:
Basic	4,397,763	4,225,219	4,283,366	4,225,219

Diluted	4,397,763	4,225,219	4,283,366	4,225,219

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interests	$4,593,316	$1,185,948
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	1,192,925	854,935
Provision for inventory obsolescence	(247,296)	102,259
Provision for doubtful receivables	17,067	(42,969)
Investment income	-	(3,174)
Changes in operating assets and liabilities:
Deferred tax assets	384,006	(54,097)
Accounts receivable	(5,909,296)	(10,086)
Inventories	2,015,176	(1,506,973)
Advances to suppliers	(20,283,253)	(17,715,613)
Prepaid expenses and other assets	932,518	1,372,871
Accounts payable	(860,014)	6,865,749
Advance from customers	11,528,554	3,948,777
Related parties-net	(790,359)	(2,001,545)
Accrued expenses and other current liabilities	492,578	(950,658)
Cash used by operating activities	(6,934,078)	(7,954,576)

Cash flows from investing activities:
Restricted cash	(3,215,194)	(4,618,186)
Cash paid for long-term investments	-	(9,019,803)
Purchase of property and equipment and other long-term assets	(115,765)	(878,172)
Cash proceeds from notes receivable	(14,615)	-
Net cash used by investing activities	(3,345,574)	(14,516,161)

Cash flows from financing activities:
Proceeds from short-term loans	18,414,296	17,074,209
Advance to related parties	(9,846,445)	(4,628,900)
Repayment on borrowing from related parties	(103,219)	(14,672,455)
Proceeds from notes payable	6,430,389	8,904,599
Collection on advance to related parties	11,671,204	3,125,690
Receipt from related parties	1,615,775	28,182,961
Repayments on short-term loans	(15,067,570)	(17,821,474)
Repayments on long-term loan	(1,169,162)	-
Net cash provided by financing activities	11,945,268	20,164,630

Effect of exchange rate changes on cash	(6,080)	355,121

Net increase (decrease) in cash and cash equivalents	1,659,536	(1,950,986)

Cash and cash equivalents, beginning balance	812,769	3,980,584

Cash and cash equivalents, ending balance	$2,472,305	$2,029,598

SUPPLEMENTARY DISCLOSURE:

Interest paid	$1,032,605	$1,199,377

Income tax paid	$-	$828,185

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

The Acquisition

On January 28, 2009, (later amended on May 12, 2009) Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a share exchange agreement to acquire all the outstanding shares of Gold Lion Holding Limited, a company organized and existing under the laws of the British Virgin Islands ("Gold Lion"). In connection with the share exchange agreement, the Company agreed to spin off its then-current business to its stockholders, by distributing and transferring all assets and liabilities of subsidiary and issuing a dividend to its stockholders as further described below.

The parties to the share exchange agreement were: (1) Zoom Technologies, Inc., (2) Tianjin Tong Guang Group Digital Communication Co., Ltd., ("TCB Digital") a company organized under the laws of the People's Republic of China, ("PRC"); (3) Zoom Telephonics, Inc., or Zoom Telephonics, a wholly owned subsidiary of Zoom; (4) Gold Lion, (5) Lei (Leo) Gu, a citizen of the PRC; and (6) Songtao Du, a citizen of the PRC.

Gold Lion owns 100% of the outstanding capital stock of Jiangsu Leimone Electronics Co., Ltd., ("Jiangsu Leimone"), a foreign investment enterprise organized under the laws of the PRC that engages in the manufacturing, research and development, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. Jiangsu Leimone owned 51.03% of the outstanding capital stock of TCB Digital. Gold Lion also owns 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong.

Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion and holds an option indirectly to acquire an additional 28.97% of the outstanding capital stock of TCB Digital.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion in exchange for 4,225,219 shares of the Company's common stock. As a result of this issuance, the former Gold Lion shareholders owned approximately 69.3% of the outstanding stock of the Company. Mr. Gu, who holds an option to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the additional 28.97% interest in TCB Digital for the issuance of an additional 2,402,576 shares of our common stock. As of the end of the 3rd quarter of 2009, Mr. Gu has not exercised this option.

Simultaneous with the closing of the merger, the Company issued a dividend consisting of 100% of the issued and outstanding capital stock of Zoom Telephonics to its stockholders of record immediately prior to the closing. We refer to this as the "spin-off". In connection with the spin-off, the Company distributed and transferred all of its current and future assets and liabilities related to Zoom to Zoom Telephonics, subject to certain licensing rights discussed below. Zoom's stockholders immediately prior to the closing retained their existing shares in Zoom and also received an equal number of new shares in Zoom Telephonics. After the merger and the spin-off, the Company and Zoom Telephonics are independent companies.

TCB Digital and Zoom Telephonics entered into a license agreement granting TCB Digital licensing rights for "Zoom" and "Hayes" trademarks for certain products and geographic regions. Zoom and Zoom Telephonics have also entered into a separation and distribution agreement that allocates responsibility for obligations arising before and after the spin-off, including, among others, obligations relating to taxes.

Our former directors entered into founder lock-up agreements pursuant to which they agreed that during the one-year period commencing on the date of closing that each will not sell, transfer, assign, pledge or hypothecate, in any calendar month, greater than 3% of the shares of our common stock sold in the previous four calendar weeks.

The Subsidiaries

Gold Lion Holding Ltd ("Gold Lion" or "the Company") was founded by Mr. Gu Lei ("Gu") in September 2002 in the British Virgin Islands. Pursuant to an agreement dated June 30, 2007, Mr. Cao Wei ("Cao"), purchased from Gu 29.4% shares in the Company. Through a resolution of the Company on November 26, 2008, the Company's issued 705 shares to Gu and 294 shares to Mr. Du Songtao ("Du"), resulting in a total of 1,000 issued and outstanding shares of Common Stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Cao, including all rights to such shares. As such, Gu and Cao jointly controlled 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest Corporation Ltd. ("Profit Harvest") in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion.

Pursuant to the capital injection agreement ("the Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of Tianjin Tong Guang Group Digital Communication Co., Ltd. ("TCB Digital") from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, approximately $1,286,000. Pursuant to this Agreement, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% respectively of TCB Digital, or 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement, pursuant to which, GD Industrial Company transferred 60% of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. ("Nantong Zong Yi") for $10,273 to the Company. In July 2008, Nantong Zong Yi changed its name to Jiangsu Leimone Electronic Co., Ltd. ("JS Leimone"). Before the acquisition, JS Leimone did not have any operating activities. In January 2008, the Company invested $5,074,226 (HK$38,800,000) in JS Leimone to increase the Company's ownership in JS Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, the Company acquired the remaining 20% of JS Leimone from Nantong Zong Yi Investment Co., Ltd. for $103,214 (HK$800,000). After this transaction, the Company owned 100% of JS Leimone.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and JS Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% of TCB Digital to JS Leimone on December 30, 2008.

Because TCB Digital and Profit Harvest were under common control with the Company since July 2007 and August 2007, respectively, we combined their financials at historical cost with the Company from the date the Company acquired control. Acquisition method is used when the Company has actual equity investment in TCB Digital and Profit Harvest.

TCB Digital is a high technology company engaged in electronic and telecommunication product design, development, and manufacturing. TCB Digital started its business in 1999 and was originally established as an Electronic Manufacturing Service (EMS) factory for mobile phone vendors. TCB Digital was Motorola's first independent outsource manufacturing vendor responsible for producing Motorola mobile phones in China. Moreover, TCB Digital was the first EMS factory in China receiving Motorola's International Quality Product and Qualification certificate. Since 2004, TCB Digital developed and produced GSM and CDMA mobile phones, wireless data modules and GPS equipment. TCB Digital is headquartered in Tianjin, China. TCB Digital's two main business operations are EMS for Original Equipment Manufacturer (OEM) customers and the design and production of mobile phone products.

TCB Digital offers high quality and comprehensive EMS to both domestic and global customers, including, Samsung, Tianyu, CCT, Danahar and Spreadtrum. TCB Digital's primary products include mobile phones, wireless telecommunication modules, digital cameras, cable TV set-top boxes and GPS equipment. In addition, TCB Digital has developed various state-of-the-art mobile phones and Smartphones based on both of the main network technologies: Global System for Mobile Communications, or GSM, and Code Division Multiple Access, or CDMA. Presently, TCB Digital markets its mobile phone products through distributors in China and also supplies GSM and CDMA mobile phones to major customers, including China Mobile Communications Corporation, or CMCC, China UNICOM and China Telecom. See "Information about TCB Digital" for more information.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary JS Leimone and its 51.03%-owned joint venture TCB Digital as of and for the nine months ended September 30, 2009. As of June 30, 2007, Gu and Cao jointly acquired 51.03% equity of TCB Digital through Hebei Leimone and Beijing Depu respectively, and Gu controlled 100% of Profit Harvest in 2007. The consolidated financial statements for the nine months ended September 30, 2008 included the combination of 51.03% results of TCB Digital from January 1, 2008 through September 30, 2008 and 100% of the operating results of Profit Harvest for nine months ended September 30, 2008. As Gu and Cao transferred their 51.03% equity interest of TCB Digital into JS Leimone on December 30, 2008, and 100% equity interest of Profit Harvest was transferred to Gold Lion on December 22, 2008, the consolidated financial statements as of September 30, 2009 include the consolidation of balance sheets and operating results for the nine months ended September 30, 2009 of TCB Digital and Profit Harvest.

Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company's functional currency is the Chinese Renminbi ("RMB"); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ("$").

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Comprehensive Income

The Company has adopted the provisions of ASC 220 "Reporting Comprehensive Income", previously SFAS No. 130, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Transactions

The accounts of the Company's Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries are were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards ("FASB") Accounting Standards Codification ("ASC") Topic 810) with the RMB as the functional currency for the Chinese subsidiaries. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders' equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" (codified in FASB ASC Topic 220). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity and were $270,149 and $243,625 as of September 30, 2009 and December 31, 2008, respectively.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Historically, the actual net realizable value has been close to management's estimate.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. All ordinary repair and maintenance costs are expensed as incurred. Expenditures for maintenance and repairs are expensed as incurred. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed in the current period.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set out below.

Estimated Useful Life
Machinery and equipment	4-6 years
Electronic equipment	4-6 years
Reconstruction of workshop and assembling line	5 years
Transportation equipment	4-6 years

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Impairment of Long-lived Assets

In accordance with ASC 360, "Proverty, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For 2008, the Company performed an annual impairment review of long-lived assets and concluded that there was no impairment loss.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of September 30, 2009, the Company did not incur any impairment loss for goodwill.

Revenue Recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and SAB No. 104, "Revenue Recognition."

The Company recognizes revenue when the following criteria are met:

(i) persuasive evidence of an arrangement exists;

(ii) delivery has occurred or services were rendered;

(iii) the price to the customer is fixed or determinable and,

(iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions were met.

The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax ("VAT").

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advanced from customers.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes", previously SFAS No. 109. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company that do not meet the capitalization criteria of ASC 840 "Leases", previously SFAS No. 13, are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 were $0 and $0 respectively and $0 and $866,681 respectively.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 "Earnings Per Share", previously SFAS No. 128. ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation dates.

Fair Values of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures", previously FAS 157, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

The three levels are defined as follows:

  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

  The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable, and convertible notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Fair Value Measurements at Reporting Date Using Quoted Prices in

	Carrying value as of September 30	Active markets for identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,472,305	$2,472,305	-	-

Restricted cash	$11,992,512	$11,992,512	-	-

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2009, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Regarding notes receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the notes amount as collateral. These notes receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for notes receivable in the absence of bad debt experience and the payments are undertaken by the banks.

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of ASC 810, previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-reported in equity" for reporting noncontrolling interest ("NCI") in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures have been adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows", previously AFAS No. 95, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Accounting Pronouncements

Noncontrolling Interests (Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Business Combinations (Included in ASC 805 "Business Combinations", previously SFAS No. 141(R)). This ASC guidance revised SFAS No. 141, "Business Combinations" and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this standard had no material impact on the Company's financial statements.

Intangibles-Goodwill and Other (Included in ASC 350", previously FASB staff position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard had no material effect on the Company's financial statements.

Business Combinations (Included in ASC 805, previously FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, "Determining Whether a Market is Not Active and a Transaction Is Not Distressed"). FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the "real" value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this standard had no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in ASC 320-10-65, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this statement had no material impact on the Company's financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 "Financial Instruments", previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, " Disclosures about Fair Value of Financial Instruments ", be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 had no material impact on the Company's financial statements.

Subsequent Events (Included in ASC 855 "Subsequent Events", previously SFAS No. 165). SFAS No.165, "Subsequent Events" establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009 and have evaluated all subsequent events through the filing date with the SEC.

Accounting for Transfers of Financial Assets (To be included in ASC 860 "Transfers and Servicing", previously SFAS No. 166, "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140"). SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

Consolidation of Variable Interest Entities - Amended (To be included in ASC 810 "Consolidation", previously SFAS 167 "Amendments to FASB Interpretation No. 46(R)"). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

FASB Accounting Standards Codification (Accounting Standards Update "ASU" 2009-1). In June 2009, the Financial Accounting Standard Board ("FASB") approved its Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASC Update 2009-05"), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company's annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) "Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force". This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

NOTE 3 - MERGER AND ACQUISITION

The Company acquired 60% equity in JS Leimone on November 30, 2007. As of November 30, 2007, the net assets of JS Leimone were Nil. The agreed purchase consideration was $10,273 which was higher than 60% of total net assets of JS Leimone and resulted in goodwill of $10,273. On January 1, 2008, the Company invested $4,972,466 (HK$38,800,000) in JS Leimone. After this investment, the net assets of JS Leimone were $4,976,051 and the Company owned 80% of JS Leimone. The fair value of the 80% of equity interest of JS Leimone Electronic Co., Ltd on January 1, 2008 was $3,981,085. The agreed purchase consideration was $4,972,466 (HK$38,800,000) which was higher than 80% of total net assets of JS Leimone and resulted in goodwill of $991,381. The Company acquired the remaining 20% of equity of JS Leimone on November 30, 2008. As of November 30, 2008, the net assets of JS Leimone were $5,001,783 and therefore 20% of total assets of JS Leimone were $1,000,357. The agreed purchase consideration was $101,760 which was lower than 20% of total net assets of JS Leimone and resulted in negative goodwill of $898,597. Therefore, the total goodwill resulting from the acquisition of JS Leimone was $103,057. As of September 30, 2009 and December 31, 2008, goodwill amounted to $103,057 and $103,057 respectively. There was no impairment of goodwill for 2008.

The following table summarizes goodwill resulting from the acquisition of JS Leimone:

November 30, 2007	$10,273
January 1, 2008	991,381
November 30, 2008	(898,597)

Total goodwill	$103,057

The following table summarizes the fair values of the assets acquired and liabilities assumed from JS Leimone as of the dates of acquisition.  The total consideration for the acquisition exceeded the fair value of the net assets acquired by $103,057.

	November 30, 2007	January 1, 2008	November 30, 2008

Cash	$39,231	$5,010,704	$79,411
Accounts receivable	-	-	18,475
Other receivables	-	-	(4,750)
Advance to suppliers	-	-	4,665,134
Inventories	-	-	246,854
Due from related parties	-	-	45,431
Other assets	-	-	217,569
Fixed assets			1,708,102
Accounts payable			(388,235)
Advance from customers			(115,716)
Salary payable		(21,401)	(52,961)
Taxes payable			(5,138)
Other Payable			(1,111,614)
Due to related parties	(39,231)	(39,648)
Affect from foreign currency translation	-	200	(258,357)
Purchase price	-	4,949,855	5,001,783

NOTE 4 - RESTRICTED CASH

Restricted cash as of September 30, 2009 and December 31, 2008, was $11,992,512 and $ 8,753,757 respectively. Restricted cash was deposits in banks representing collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid.

NOTE 5 - ACCOUNTS RECEIVABLE

As of September, 2009 and December 31, 2008, the Company's accounts receivable consisted of the following:

	2009	2008
	(Unaudited)
Accounts receivable	$18,317,732	$12,383,724
Less: Allowance for doubtful accounts	(34,029)	(16,910)

Accountants receivable, net	$18,283,703	$12,366,814

NOTE 6 - INVENTORIES

Inventories, by major categories, as of September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
	(Unaudited)
Raw materials	$1,822,531	$3,669,226
Work in progress	6,492	17,672
Low value consumables	27,804	5,591
Finished goods	252,164	418,020
		4,096,227
Less: Allowance for obsolete inventories	(121,884)	(368,463)

Inventories, net	$1,987,107	$3,742,046

NOTE 7 - ADVANCE TO SUPPLIERS

As of September 30, 2009 and December 31, 2008, the Company's advance to suppliers consisted of the following:

	2009	2008
	(Unaudited)
Suzhou Moben Communication Technology Ltd.	$237,063	$200,039
Shenzhen Yingqiongxing Trading Company	289,575	455,852
Beijing Xingwang Time Commercial Trading Co., Ltd.	833,023	7,737,737
CEC CoreCast Corporation Limited	8,690,616	7,305,206
Beijing Orsus Xelent Technology & Trading Company Limited	3,105,057	6,000,625
Derong	-	1,312,336
CEC CoreCast Technology Co., Ltd.	14,917,515	377,085
Tianjin Liantuo Electronic Technology Co., Ltd.	-	382,247
T.L.Y. (Hong Kong) Limited	-	104,840
Beijing HYT Technology & Trade Co., Ltd.,	5,322,043	-
Beijing Zhongdian Yiren Information Technology Co., Ltd.	10,735,993
Others	501,180	399,346

Total advance to suppliers	$44,632,065	$24,275,313

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are meant to ensure preferential pricing. The amounts advanced under such arrangements totaled $14,917,515 and $377,085 as of September 30, 2009 and December 31, 2008, respectively. See Note 12 for notes payable details.

NOTE 8 - OTHER RECEIVABLES

As of September 30, 2009 and December 31, 2008, the Company's other receivables and prepaid expenses consisted of the following:

	2009	2008
	(Unaudited)
Advance to employees	$34,149	$177,068
Loan to third parties	-	476,963
Deposit for rental of equipment lease	108,670	43,769
Receivable for disposal of long-term assets	-	297,628
Prepaid expenses	10,995	40,848
Others	-	83,605

Total other receivables	$189,414	$1,119,881

The loan to third parties bears no interest.

The deposit for rental of equipment lease will be recovered in one year.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
	(Unaudited)
Cost:
Machinery and Equipment	$8,474,548	$8,479,599
Electronic Equipment	1,688,791	1,581,014
Transportation Equipment	169,645	169,235
Workshop reconstruction	60,942	58,606
Assembling line reconstruction	119,463	119,173
Office equipment	18,597	-
Total at cost	10,531,986	10,407,627
Less: Accumulated depreciation	(4,473,960)	(3,352,735)

Total property, plant and equipment, net	$6,058,026	$7,054,892

Depreciation for the nine months ended September 30, 2009 and 2008 was $1,192,925 and $854,935 respectively, and depreciation for the three months ended September 30, 2009 and 2008 was $398,129 and $281,060 respectively.

NOTE 10 - LONG-TERM INVESTMENTS

As of September 30, 2009 and December 31, 2008, the Company's long-term investments consisted of the following:

	2009		2008
	(Unaudited)
Tianjin Tong Guang Microelectronics Co., Ltd.	9%	65,813	9%	65,653

Tianjin Tong Guang Microelectronics Co., Ltd. was established on April 19, 2006 with total registered capital of $622,549 (RMB5,000,000). Tianjin Tong Guang Microelectronics Co., Ltd.'s principal activities are development, manufacturing and sale of electronic information products and related technical consulting services.

NOTE 11 - SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of September 30, 2009 and December 31, 2008, the Company's short term loans consisted of the followings:

	2009	2008
	(Unaudited)
Bank of Communications Tianjin Branch ("BOCTB"), due from April 25, 2008 to March 25, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on March 25, 2009	$-	$4,376,878

BOCTB, due from May 26, 2008 to April 25, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on April 25, 2009	-	2,917,919

BOCTB, due from June 25, 2008 to June 13, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on June 13, 2009	-	2,917,919

BOCTB, due from July 15, 2008 to May 25, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on May 25, 2009	-	2,917,919

BOCTB, due from September 17, 2008 to September 16, 2009 with interest at 7.92%, secured by the Company's fixed assets, paid on September 16, 2009	-	2,772,023

BOCTB, due from September 16, 2009 to December 24, 2009 with interest at 5.940%, secured by the Company's fixed assets and guaranteed by TCBGCL, the common shareholder of TCB Digital.	2,032,877	-

BOCTB, due from November 17, 2008 to November 16, 2009 with interest at 7.326%, secured by the Company's fixed assets	1,243,126	1,240,116

Northern International Trust & Investment Co., LTD, due from December 23, 2008 to October 23, 2009 with interest at 8.7000%, guaranteed by small and medium enterprises credit guaranty center, paid on October 23, 2009	1,755,002	1,750,751

BOCTB, due from March 3, 2009 to March 2, 2010 with interest at 5.841%, guaranteed by TCBGCL, the common shareholder of TCB Digital	4,387,504	-

BOCTB, due from May 15, 2009 to February 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital	2,925,003	-

BOCTB, due from May 25, 2009 to January 24, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital	2,925,003	-

BOCTB, due from June 15, 2009 to March 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital	2,925,003	-

Industrial and Commercial Bank of China Tianjin Branch, due from April 15, 2009 to October 14, 2009 with interest at 5.103%, guaranteed by Nantong Zong Yi Investment Co., Ltd, paid on October 15, 2009	1,170,001	-

China Bohai bank, due from July 31, 2009 to October 30, 2009 with interest at 5.832%, guaranteed by Zhonghuan Electrical Information Group, paid on October 30, 2009	2,935,003	-

Total short-term loans	$22,288,522	$18,893,525

NOTE 12 - NOTES PAYABLE

These notes are payable in three or six months and bear no interest. The balance of notes payable as of September 30, 2009 and December 31, 2008 consisted of the following (all were bankers acceptances):

	2009	2008
	(Unaudited)
To Beijing Orsus Xelent Technology & Trading Company Limited ("Beijing Orsus"), honored by the BOCTB, from September 11, 2008 to March 11, 2009, secured by $729,480 of cash in bank, paid on March 11, 2009	$-	$1,458,960

To CEC CoreCast Corporation Limited ("CoreCast"), honored by the BOCTB, from September 10, 2008 to March 10, 2009, secured by $2,188,439 of cash in bank, paid on March 10, 2009	-	4,376,878

To CoreCast, honored by the BOCTB, from September 16, 2008 to March 16, 2009, secured by $2,188,439 of cash in bank, paid on March 16, 2009	-	4,376,878

To CoreCast, honored by the BOCTB, from September 17, 2008 to March 17, 2009, secured by $583,584 of cash in bank, paid on March 17, 2009	-	1,167,168

To CoreCast, honored by the BOCTB, from September 22, 2008 to March 22, 2009, secured by $875,376 of cash in bank, paid on March 22, 2009	-	1,750,751

To CoreCast, honored by the BOCTB, from September 09, 2008 to March 09, 2009, secured by $1,458,959 of cash in bank, paid on March 9, 2009	-	2,917,919

To Beijing Orsus, honored by the BOCTB, from October 17, 2008 to April 17, 2009, secured by $292,159 of cash in bank, paid on April 17, 2009	-	583,584

To Beijing Orsus, honored by the BOCTB, from December 18, 2008 to June 18, 2009, secured by $438,238 of cash in bank, paid on June 18, 2009	-	875,376

To Beijing Orsus, honored by the BOCTB, from April 17, 2009 to October 17, 2009, secured by $292,500 of cash in bank, paid on October 17, 2009	585,001	-

To Beijing Orsus, honored by the BOCTB, from June 18, 2009 to December 18, 2009, secured by $438,750 of cash in bank	877,501	-

To CoreCast, honored by the BOCTB, from July 10, 2009 to January 10, 2010, secured by $2,193,752 of cash in bank	4,387,504	-

To CoreCast, honored by the BOCTB, from August 10, 2009 to February 10, 2010, secured by $877,501 of cash in bank	1,755,002	-

To Beijing Orsus, honored by the BOCTB, from Agugust 17, 2009 to February 18, 2010, secured by $731,251 of cash in bank	1,462,501	-

To CEC CoreCast Technology Co., Ltd., ("CoreCast Tech.") honored by the BOCTB, from September 21, 2009 to March 21, 2010, secured by $1,813,502 of cash in bank	3,627,004	-

To CoreCast Tech., honored by the BOCTB, from September 23, 2009 to March 23, 2010, secured by $2,720,253 of cash in bank	5,440,505	-

To CoreCast Tech., honored by the BOCTB, from September 25, 2009 to March 25, 2010, secured by $1,170,001 of cash in bank	2,340,002	-

To CoreCast Tech., honored by the BOCTB, from September 27, 2009 to March 27, 2010, secured by $1,755,002 of cash in bank	3,510,004	-

Total notes payable	$23,985,024	$17,507,514

NOTE 13 - ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2009 and December 31, 2008, the accrued expenses and other liabilities of the Company were summarized as follows:

	2009	2008
	(Unaudited)
Accrued machinery rent	$1,164,292	$1,158,189
Accrued plant rent	879,038	807,404
Accrued utility	288,475	608,480
Accrued others	-	46,451
Welfare & salary payable	99,409	53,702
Others	159,877	158,373

Total accrued expenses and other payables	$2,591,091	$2,832,599

NOTE 14 - LONG-TERM LOANS

As of December 31, 2008, the Company's long-term loans consisted of:

Nantong Zong Yi Investment Co., Ltd., due from January 29, 2008 to January 28, 2010. with interest at same period secured bank lending rate (7.56%) plus 0.756%, secured by the Company's fixed assets, paid on April 20, 2009.	$729,480

Nantong Zong Yi Investment Co., Ltd., due from March 5, 2008 to March 4, 2010. with interest at same period secured bank lending rate (7.56%) plus 0.756%, secured by the Company's fixed assets, paid on April 20, 2009.	437,688

Total long-term loans	$1,167,168

NOTE 15 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.03% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB7,862,700). The Company paid dividends of $495,926 (RMB3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $579,545 and $578,142 as of September 30, 2009 and December 31, 2008 respectively, representing the dividend payable to TCBGCL amounting to RMB3,962,700. The Company has no plan to pay this amount at the end of September 30, 2009. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 16 - RELATED PARTY BALANCES AND TRANSCATIONS

Due from related parties

As of September 30, 2009 and December 31, 2008, due from related parties were:

	2009	2008
	(Unaudited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,625	$673,380
Hebei Leimone	-	745,944
Shanghai Spreadbridge Information Technology Co., Ltd.	48,053	2,111,460
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	247,894	561,699
Gu Lei (Shareholder)	-	575,710
Leimone (Tianjin) Industrial Co., Ltd.	219,375	582,096
Beijing Leimone Shengtong Cultural Development Co., Ltd.	338,481	14,590
TCBGCL (Shareholder)	-	74,484
Tianjin Tong Guang Group Wanjie Import & Export Trading Co., Ltd.	9,325,662	-
712 (Shareholder)	163,081	51,990
Zhejiang Leimone Electronics Co., Ltd.	58,588	678,489

Total due from related parties-short term	10,406,759	6,069,842

Due from related parties - long term

Beijing Leimone Shengtong Wireless Technology Co., Ltd.	-	247,294

Total due from related parties	$10,406,759	$6,317,136

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the nine months ended September 30, 2009 and 2008, the Company recorded net revenues of $879,969 and $812,072 from sales to Electronics Science & Tech respectively. For the three months ended September 30, 2009 and 2008, the Company recorded net revenues of Nil and $223,024 from sales to Electronics Science and Tech respectively.

Hebei Leimone is controlled by Gu, the majority shareholder of the Company.

  Hebei Leimone sells certain handsets to the Company. For the nine months ended September 30, 2009 and 2008, the Company recorded total purchases from Hebei Leimone of nil and nil respectively. For the three months ended September 30, 2009 and 2008, the Company recorded total purchase from Hebei Leimone of nil and nil respectively. The balances due from Hebei Leimone represented advances to Hebei Leimone which were Nil and $68,206 respectively as of September 30, 2009 and December 31, 2008;

  The Company sells certain products and provides some technical services to Hebei Leimone. For the nine months ended September 30, 2009 and 2008, the Company recorded net revenues of $780,690 and $404,987 respectively from sales to Hebei Leimone; and as of September 30, 2009 and December 31, 2008, the balances due from Hebei Leimone regarding such sales were Nil and $437,009 respectively. For the three months ended September 30, 2009 and 2008, the Company recorded net revenues of $168,694 and Nil respectively from sales to Hebei Leimone;

  Additionally, Hebei Leimone borrowed money from the Company. The borrowings bear no interest and had a maturity of 12 months. As of September 30, 2009 and December 31, 2008, the balance of such loans was nil and $240,728.

Shanghai Spreadbridge Information Technology Co., Ltd. ("Shanghai Spreadbridge") is controlled by Gu, the majority shareholder of the Company.

  Shanghai Spreadbridge borrows money from the Company. The borrowings bear no interest and had a maturity of 14 months. As of September 30, 2009 and December 31, 2008, the balances of loans were Nil and $393,919 respectively, of which $393,919 was due on December 31, 2008, and $14,069 and $377,850 was subsequently received on February 19, 2009 and July 25, 2009 respectively;

  The Company sells certain products to Shanghai Spreadbridge. For the nine months ended September 30, 2009 and 2008, the Company recorded net revenues of $2,248 and $4,091,254 from sales to Shanghai Spreadbridge respectively. As of September 30, 2009 and December 31, 2008, the balances of due from Shanghai Spreadbridge related to such sales was $2,633 and $1,263,007 respectively;

  Additionally, Shanghai Spreadbridge sells raw materials to the Company. For the nine months ended September 30 2009 and 2008, the Company recorded total purchases from Shanghai Spreadbridge of $350,445 and $738,099 respectively. The amount due from Shanghai Spreadbridge represented advances made and the amount was $45,420 and $454,534 as of September 30, 2009 and December 31, 2008 respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the majority shareholder of the Company.

  Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months or more. As of September 30, 2009 and December 31, 2008, the balance of such loans was $247,894 and $247,294 and is due on March 30, 2010.

  TCB Digital transferred a project to Beijing Leimone on June 25, 2008 and as of December 31, 2008, the balance related to this business was $561,699, which was received on March 11, 2009.

The majority shareholder of the Company Gu borrowed money from the Company, these borrowings bore no interest and had a two-year repayment term. As of September 30, 2009 and December 31, 2008, the balances of such loans were Nil and $575,710 respectively; the balance was received on August 21, 2009.

The amount due from Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") represented short term loans granted by the Company. Tianjin Leimone is controlled by Gu. The borrowing bore no interest and had a one-year repayment term. As of September 30, 2009 and December 31, 2008, the balance of loans was $219,375 and $582,096 respectively and $212,092 due on April 1, 2010 and $7,283 due on March 9, 2010.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bears no interest and no maturity date.

The amount due from TCBGCL represented the advance payment. TCBGCL is a shareholder of TCB Digital.

Tianjin Tong Guang Wanjie Import & Export Trading Co., Ltd.("Wanjie"), an entity related to the Company through a common shareholder of TCB Digital, sells products to the Company. The balances due from Wanjie represented advances which were $9,325,662 and nil respectively as of September 30, 2009 and December 31, 2008;

712 is a minority shareholder of TCB Digital. 712 purchases raw materials from the Company. For the three months ended September 30 2009 and 2008, the Company recorded total revenues from such sales to 712 of $3,434,567 and $81,022 respectively. Due from 712 as of September 30, 2009 and December 31, 2008 amounted to $163,081 and 51,990 respectively.

Zhejiang Leimone Electronics Co., Ltd. ("Zhejiang Leimone") was controlled by Gu. Zhejiang Leimone acquired Personal Phone System Electronic Manufacturing Service from the Company in 2008. The acquisition cost was $628,214 and was paid on August 31, 2009. Additionally, the Company purchases raw materials from Zhejiang Leimone. The amount due from Zhejiang Leimone represented the advance payment of $58,588 and $678,489 as of September 30, 2009 and December 31, 2008 respectively.

Due to related parties

As of September 30, 2009 and December 31, 2008, due to related parties were:

	2009	2008
	(Unaudited)
Hebei Leimone	$327,370	$233,434
Tianjin Leimone	5,118,756	-
Zhejiang Leimone	37,092	37,002
Tianjin Tong Guang Group	547,137
Gu	4,884,545	4,879,889
Others	1,546	10,844

Total due to related parties	$10,916,446	$5,161,169

The Company borrowed money from Hebei Leimone. The borrowing bears no interest and had a two-year repayment term. As of September 30, 2009 and December 31, 2008, the balances of such loans were $234,000 and $233,434 respectively; and the outstanding amount as of September 30, 2009 is due on November 21, 2009. Additionally, the Company borrowed money from Hebei Leimone. The borrowings bear no interest and no repayment term. As of September 30, 2009 and December 31, 2008, the balance of such loans was $93,370 and Nil.

Tianjin Leimone sells raw materials to the Company. For the nine months ended September 30 2009 and 2008, the Company recorded total purchases from Tianjin Leimone of $4,371,865 and Nil respectively. The amount due to Tianjin Leimone was $5,118,756 and Nil as of September 30, 2009 and December 31, 2008 respectively.

Zhejiang Leimone transferred fixed assets to the Company of $37,092 which the Company has not yet paid as at September 30, 2009.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and no repayment term. As of September 30, 2009 and December 31, 2008, the balance of such loans was $547,137 and Nil.

Gu provides fund to the Company with no interest and no repayment term. As of September 30, 2009 and December 31, 2008, the balances of funds provided by Gu was $4,884,545 and $4,879,889 respectively.

NOTE 17 - STOCKHOLDERS' EQUITY

Immediately prior to the acquisition of Gold Lion, the Company had a total of 1,980,978 shares of common stock issued and outstanding and 1,680 shares of treasury stock.

To acquire Gold Lion on September 22, 2009, the Company issued 4,225,219 shares to the shareholders of Gold Lion. Subsequently 1,600 shares were issued from the exercise of stock options, bringing the total number of common shares issued as of September 30, 2009 to 6,209,477 shares, including 1,680 shares of treasury stock and an outstanding amount of 6,207,797 shares. The 1,600 options were exercised at the price of $5.15 per share for the amount of $8,240 which was recorded as Subscription Receivable.

In 2009, the Company entered into an agreement with the Hebei Leimone, a common shareholder of the Company, to pay expenses related to the listing of the Company on a stock exchange in the United States. In connection with this agreement, the Hebei Leimone paid $868,032 of listing expenses, which was recorded as Additional Paid-in Capital during the quarter ended September 30, 2009.

NOTE 18 - STOCK OPTIONS

Prior to the acquisition of Gold Lion, the Company issued stock options to its employees, officers and directors. Pursuant to terms of the Share Exchange Agreement, outstanding stock options at the closing of the acquisition will remain valid for the full life of the options regardless if the employee, officer and director will or will not remain in any capacity with the Company. There are a total of 423,100 stock options outstanding as of September 30, 2009 with expiration in 3 years from the date of grant and in various stages of vesting. The non-cash compensation charges of these stock options will be recorded by the spun-off subsidiary, Zoom Telephonics, and shall not be expensed by the Company.

On the closing of the acquisition, 30,000 shares of stock options were granted to 4 exiting directors of the Company, in exchange for their anticipated cooperation with post-acquisition management, including the provision of any historical information about the Company that may be needed in future activities. Such options are exercisable at $10.14 per share, vest in 6 months from the date of grant and will expire in 2 years. The non-cash compensation charges of these 30,000 stock options will be expensed by the Company. For the quarter ended September 30, 2009 such non-cash compensation was immaterial at $3,693 and was not included in our statement of operations; however it will be fully accounted for in the annual audit period.

The following summary presents options under the plan granted, exercised, expired and outstanding at September 30, 2009, with closing price of the Company's common stock as quoted by NasdaqCM at $8.10:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Under Plan	Price	Value

Balance, December 31, 2008	231,300	4.09

Granted	193,400	3.03
Lapsed	-	-
Exercised	1,600	5.15

Balance, September 30, 2009	423,100	3.64	$ 1,887,026

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at September 30, 2009:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	423,100	1.51	$3.64	251,000	$3.74

Significant assumptions used to estimate fair value

The weighted-average assumptions used in estimating the fair value of stock options granted were as follows:

The fair value of options granted in the quarterly period ended September 30, 2009 was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate at the time of grant of 1.540%; dividend yield of 0%; expected weighted average option life of 2 years; and volatility based on an average of the volatilities of two other companies in the same industry of 47.26%, since the volatility of the Company's stock as traded on Nasdaq is not applicable due to the acquisition of Gold Lion.

Under ASC 718, previously SFAS No. 123-R, the Company's expected volatility assumption is based on the historical volatilities of two other companies in the same industry. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the quarter ended September 30, 2009 was based on awards expected to vest, and there were no estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

NOTE 19 - DISCONTINUED OPERATION

On May 6, 2008, the Company entered into a project transfer agreement and transferred the digital project department to 712. Such agreement was implemented before June 30, 2008. For the period before June 30, 2008, the statements of operations of the Company reported the results of operations of the digital project department as discontinued operations. The digital project department was sold at its net book value of $1,669,674.

NOTE 20 - INCOME TAX

TCB Digital and JS Leimone are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% before 2008) on income reported in the statutory financial statements after appropriate tax adjustments.

JS Leimone is exempt from income tax in PRC for two years starting from the first profitable year or the year 2008, whichever is earlier, and is subject to a 50% discount on normal income tax rate for the following three years.

TCB Digital had pre-tax profit of approximately $913,100 and $1,529,900 for the nine months ended September 30, 2009 and 2008 respectively, while JS Leimone had pre-tax loss of approximately $63,700 and $22,000 for the nine months ended September 30, 2009 and 2008 respectively, while Profit Harvest had pre-tax profit of approximately $5,015,900 and $147,000 for the nine months ended September 30, 2009 and 2008 respectively. The additional deducted expenses in 2008 were the additional 50% of R&D expenses deducted before income tax.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at September 30, 2009 and December 31, 2008:

	2009	2008
Deferred tax assets:	(Unaudited)
Inventory impairment	$30,471	$92,116
Buy-back reverse	92,907	290,550
Bad debt allowance	4,270	-
Expenses deductible in next year	158,247	171,490
Accrued rental deductible in next year	823	-
Understated cost and expenses	64,023	58,679
	350,741	612,835
Less: Valuation allowance	(129,567)	-

Total deferred tax assets	221,174	612,835

Deferred tax liabilities
Understated sales	(3,041)	(11,879)

Net deferred tax assets	$218,133	$600,956

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30, 2009 and 2008:

	2009	2008
	(Unaudited)	(Unaudited)
US statutory rates	34%	34%
Tax rate difference	-9%	-9%
Valuation allowance	-4%	-6%

Tax rate per financial statements	21%	19%

NOTE 21 - STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i) Making up cumulative prior years' losses, if any;

ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. For the nine months ended September 30, 2009 and 2008, the Company appropriated $70,535 and $49,164 to statutory surplus reserve respectively. As of September 30, 2009 and December 31, 2008, the Company's statutory surplus reserve were $639,728 and $569,193,respectively.

NOTE 22 - CONCENTRATION DISCLOSURE

(a) During the reporting period, the customers representing 10% or more of the Company's condensed consolidated sales are:

Nine months ended September 30, 2009	Sales revenue	% to Total sales
	(Unaudited)	(Unaudited)

Beijing Baina Wei'er Science and Technology Co., Ltd.	$51,189,311	37%

CEC CoreCast Technology Co., Ltd.	22,727,216	17%

Total	$73,916,527	54%

Nine months ended September 30, 2008	Sales revenue	% to Total sales
	(Unaudited)	(Unaudited)

Beijing Xingwang Shidai Tech & Trading Co., Ltd	$5,505,170	13%

Beijing Orsus Xelent Technologies Inc.	5,431,274	13%

CEC CoreCast Technology Co., Ltd.	5,185,228	13%

Total	$16,121,672	39%

(b) During the reporting period, the suppliers represented 10% or more of the Company's condensed consolidated purchase are:

Nine months ended September 30, 2009	Total purchase	% to Total purchase
	(Unaudited)	(Unaudited)

Beijing Tianyu Communication Equipment Co.Ltd	$42,267,091	45%

CEC CoreCast Corporation Limited	22,065,258	23%

Total	$64,332,349	68%

Nine months ended September 30, 2008	Total purchase	% to Total purchase
	(Unaudited)	(Unaudited)

Beijing Xingwang Shidai Tech & Trading Co., Ltd.	$21,361,232	41%

Sichuan Moba Industrial Co., Ltd.	5,585,492	10%

CEC CoreCast Corporation Limited	5,034,202	10%

Total	$31,780,926	61%

NOTE 23 - OPERATING RISK

  Industry risk

  The industry in which we compete is a rapidly evolving, highly competitive and fragmented market driven by consumer preferences and quickly evolving technology. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company's business, operating results and financial condition.

  Product risk of obsolescence

  From the second half of year 2007, the Company began to involve in the agent business of some famous high-end smart phones. Because of the restructure of China Unicom, one type of smart phones could not be sold as expected and inventory impairment loss arose. Such uncertain and unpredictable events could have a significant effect on the profits that the Company will make in the future.

  Exchange risk

  The Company cannot guarantee the Renminbi and US dollars exchange rate will remain steady, therefore the Company could post the same profit in Renminbi for two comparable periods and post higher or lower profit in US dollars depending on the exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

  Political risk

  Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

  Interest risk

  The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of September 30, 2009 and believes its exposure to interest rate risk is not material.

NOTE 24 - Commitment

Operating lease commitment

The Company has operating leases of the TCB Digital premises through TCBGCL, a common shareholder of TCB Digital. Pursuant to these leases which rates of rent are all at Rmb 8 per square meter per month for production facilities and dormitory space, the commitment of the Company as of September 30, 2009 is as follows:

12 months ending September 30, 2010	$237,182
12 months ending September 30, 2011	201,165
12 months ending September 30, 2012	161,689

Total minimum lease payments	$600,036

The lease will expire in the year 2012.

NOTE 25 - SUBSEQUENT EVENT

Subsequent to September 30, 2009 the Company completed a private sale of equity of $10,005,000 in aggregate to institutional and accredited individual investors. Details of the transaction are available on the Company's Form 8-K as filed with the SEC on October 21, 2009.

The first traunch of $4,967,696 was closed as of October 16, 2009 and the balance of $5,037,304 remains in escrow until shareholders approve of the transaction at a Special Meeting of Shareholders scheduled for November 17, 2009, as indicated in the Company's filing of definitive proxy information with the SEC on November 5, 2009.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect", and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this current report on Form 8-K and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this Management's Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Business Overview

Gold Lion was founded by Mr. Gu Lei in September 2002 in the British Virgin Islands, and Gu was the sole owner of one issued and outstanding share of common stock. Through a resolution of Gold Lion on November 26, 2008, Gold Lion issued 705 shares to Gu and 294 shares to Mr. Du Songtao, resulting in a total of 1,000 issued and outstanding shares of common stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Mr. Cao Wei, with all rights to such shares including voting rights. Consequently, Gu and Cao jointly control 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion. Profit Harvest is engaged in sale of mobile phone products and components to retailers and other wholesalers.

Pursuant to a capital injection agreement (the "Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1333% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for cash consideration of RMB9,000,000. Pursuant to this Agreement, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% equity interests respectively of TCB Digital, a total of 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% equity interest in TCB Digital to Gu in exchange for a 29.4% stake in Gu's company.  TCB Digital is mainly engaged in research & development, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement pursuant to which GD Industrial Company transferred 60% equity of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. for $10,273 to Gold Lion. In July 2008, the company's name was changed to Jiangsu Leimone Electronic Co., Ltd., or Jiangsu Leimone. In January 2008, Gold Lion invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase Gold Lion's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, Gold Lion acquired the remaining 20% equity interest of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for cash consideration of $103,214 (HK$800,000). After this transaction, Gold Lion obtained 100% ownership of Jiangsu Leimone. Jiangsu Leimone is engaged in the R&D and production of electronic assemblies, 3G mobile handsets, wireless communication modules, GPS receivers and computer software.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% equity interest of TCB Digital to Jiangsu Leimone on December 30, 2008.

Plan of Operation

During the next twelve months, Gold Lion expects to take the following steps in connection with the development of its business and the implementation of our plan of operations:

  Gold Lion intends to continue with its marketing strategies to deliver its products and services in China;
  Gold Lion will gradually shift its focus to the 2.5G-3G mobile communications business;
  Gold Lion will develop high-end smart mobile phones in cooperation with international mobile communications companies, such as China Telecom, SK Telecom, and others.

Critical Accounting Policies and Estimates

The preparation of Gold Lion's consolidated financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires it to make estimates and judgments that affect its reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Gold Lion based its estimates and judgments on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting Gold Lion's consolidated financial statements; Gold Lion believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; asset impairment.

Revenue Recognition

In accordance with US GAAP, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that Gold Lion recognizes in the financial statements contained herein.

Sale of goods

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of Gold Lion exists and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Allowance for doubtful accounts

Gold Lion maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when Gold Lion assesses the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. Gold Lion initially records a provision for doubtful accounts based on its historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, Gold Lion considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) its historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Income taxes

Gold Lion accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. Gold Lion adopted FIN 48, Accounting for Uncertainty in Tax Positions.

Asset Impairment

Gold Lion periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Gold Lion also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate.

Results of Operations for the Quarter ended September 30, 2009

Revenues

Gold Lion's revenues were $55,290,880 for the quarter ended September 30, 2009, an increase of 204% or $37,127,229 compared to $18,163,651 in the corresponding period in 2008. The increase of revenues in 2009 as compared to 2008 was mainly due to the addition of activities from Jiangsu Leimone Electronics Co., Ltd. and Profit Harvest which were both in ramp up phases in 2008, and a significant increase in orders from one of Gold Lion's existing customers, a major mobile communications original equipment manufacturer in China. For the nine months ended September 30, 2009 and 2008, revenues were $137,240,898 and $41,144,293 respectively, representing a 234% increase.

Cost of sales

For the third quarter of 2009, Gold Lion's cost of sales was $52,262,849 or 94.5% of revenues, while cost of sales for the corresponding period in 2008 was $16,210,431 or 89.2% of revenues. For the nine months ended September 30, 2009, our cost of sales was $128,412,782 or 93.6% of revenues, while cost of sales for the corresponding nine months in 2008 was $35,786,102 or 87.0% of revenues. Our competitive pricing for the contract manufacturing was instrumental in capturing significantly increased business activities.

Gross Profit

Gross profit for the third quarter of 2009 rose 55% to $3,028,031 compared to $1,953,220 for the 2008 quarter. Gross profit as a percentage of revenues for the third quarter of 2009 was 5.5%, compared to 10.8% for the 2008 quarter.  The decline in gross margins is primarily due to the low gross margin of the increased business volume from a large existing customer as mentioned above.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and this was $36,431 for the third quarter in 2009 compared to $30,375 for the 2008 period.  The relative stability in such costs is attributed to on-going business activities carried over from the last quarter.

General and administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and this amounted to $255,122 for the third quarter of 2009 compared to $214,637 for the 2008 period.

For the third quarter of 2009, total operating expenses were $291,553 or 0.5% of revenues, which was an increase of $46,541 from $245,012 but a reduction from 1.3% of revenues for the 2008 period. This was a result of management's continued emphasis on cost control and operational efficiency.

Research and development expense

Gold Lion did not itemize R&D expenses for the third quarters of 2009 and 2008 due to recent PRC tax rules which stipulate that pre-approved R&D expenses can be applied as a credit against taxes, and we did not have such R&D expenses during these quarters.  Beginning with next year, management plans to set up internal accounting guidelines to more appropriately reflect R&D activities for U.S. financial reporting.

Other income/(expenses)-net

Gold Lion's other expenses-net was $319,351 for the third quarter of 2009, which was mainly comprised of interest expense of $380,096.  For the corresponding 2008 period, other expenses-net was $339,714 which mainly included interest expense of $433,335.

Net income

For the quarter ended September 30, 2009, Gold Lion's net income from operations was $1,734,056 or an increase of $1,004,183 or 138% as compared to $729,873 for the 2008 period. Net margins, the ratio of net income over revenues, for the third quarter of 2009 and 2008 were 3.1% and 4.0% respectively. For the nine month periods ended September 30, 2009 and 2008, net incomes were $4,354,153 and $713,681 respectively; while net margins were 3.2% and 1.7% respectively.

Other comprehensive income/(loss)

For the third quarter of 2009, Gold Lion's other comprehensive income was $10,817 as compared to a loss of ($381,315) for the 2008 period. Other comprehensive income/(loss) in 2009 and 2008 resulted from foreign currency exchange changes particularly the Renminbi's appreciation against the U.S. dollar. This gain for the third quarter of 2009 can result in a loss in future periods if the trend in the exchange rate of the Reminbi to the U.S. dollar reverses.

Liquidity and Capital Resources

Gold Lion generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of September 30, 2009, Gold Lion had cash and cash equivalents of $2,472,305. This represented an increase of $1,659,536 from $812,769 as of December 31, 2008.

Net cash used in operating activities for the nine months ended September 30, 2009 was $6,934,078 as compared to net cash used in operating activities for the 2008 period of $7,954,576. In the first nine months of 2009, operational use of funds included an increase in accounts receivable of $5,909,296 and an increase in advances to suppliers of $20,283,253 while offset by a reduction in inventories of $2,015,176 and an increase in advances from customers of $11,528,554.  Other operational uses of cash included a decrease in accounts payable of $860,014 and an increase in advances to related parties of $790,359; while other inflows of cash included a reduction in prepaid expenses of $932,518 and an increase in accrued expenses of $492,578.

Net cash used for investing activities was to $3,345,574 in the first three quarters of 2009 which was primarily cash used as deposits in the amount of $3,215,194 for securing interest free credit facilities such as banker acceptances.

Net cash provided by financing activities was $11,945,268 in the first three quarters of 2009 which included proceeds from short-term loans of $18,414,296 and proceeds from notes payable of $6,430,389 and also collection on advances to related parties in the amount of $11,671,204. During this period, there was an outflow due to advance to related parties of $9,846,445 and repayment of short-term loans of $15,067,570 and also an outflow of $1,169,162 for repayment of long-term loans.

On a going-forward basis over the next 12 months, Gold Lion intends to continue to rely on short-term loans and notes to fund its operational cash needs.  Following the merger with and the change of control of Zoom, and subsequent to the quarter ended September 30, 2009 the Company completed a private sale of equity of $10,005,000 in aggregate to institutional and accredited individual investors. The first traunch of $4,967,696 was closed as of October 16, 2009 and the balance of $5,037,304 remains in escrow until shareholders approve of the transaction at a Special Meeting of Shareholders scheduled for November 17, 2009, as indicated in the Company's filing of definitive proxy information with the SEC on November 5, 2009. The Company believes it has sufficient funds for its operations over the next 12 months.

Off Balance Sheet Arrangements

As of September 30, 2009, Gold Lion had no off balance sheet arrangements.

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures.

Disclosure Controls and Procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2009, and have determined that they are reasonably effective, taking into account the totality of the circumstances, including the limitations described above.

(b) Internal Control over Financial Reporting.

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors.

Risks Related to Gold Lion's Business

Gold Lion's ownership of businesses, inclusive of TCB Digital, Jiangsu Leimone and Profit Harvest (collectively "Gold Lion Group") including sales, results of operations, and reputation could be materially adversely affected if it fails to efficiently manage its manufacturing operations without interruption, or fails to ensure that its products meet the expectations of its distributors and end-user customers.

Operation of Gold Lion Group requires successful execution of complex manufacturing processes. The disruption of any of these could interrupt its revenue generation and have a material and adverse effect on Gold Lion Group's relationships with distributors and end-user customers, TCB Digital and Jiangsu Leimone's brand names, and its financial performance. TCB Digital and Jiangsu Leimone's manufacturing operations involve raw material and component sourcing from third parties, internal assembly processes, and distribution processes. These operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility. Gold Lion Group may experience difficulties in coordinating its supplies of components and raw materials to meet the demand for its products, increasing or decreasing production at its facilities in response to demand, adopting new manufacturing processes, finding a timely way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility. Gold Lion Group may experience delays in adjusting or upgrading production at its facilities when it introduces new models, delays in expanding manufacturing capacity, failure in its manufacturing processes, or failure by its business partners to adequately perform the services it has outsourced to them, which in turn may have a material adverse effect on Gold Lion Group's sales and results of operations. In addition, a failure or an interruption could occur at any stage of Gold Lion Group's product development, manufacturing and delivery processes, resulting in products not meeting the expectations of its distributors and end customers, which could have a material adverse effect on Gold Lion Group's sales, results of operations, and reputation.

Gold Lion Group's results of operations, particularly its profitability, may be materially adversely affected if it does not successfully manage price erosion and is not able to manage costs related to its products and operations.

Selling price erosion is a characteristic of the mobile handset and electronics industries, and the products offered by Gold Lion Group are subject to natural price erosion over time. If Gold Lion Group is not able to lower its costs at the same rate or faster than this selling price erosion, and to introduce new cost-efficient products with higher prices in a timely manner, as well as manage costs related to its products and operations generally, this will have a material adverse effect on its business and results of operations, particularly its profitability.

Gold Lion Group relies primarily on its distributors for marketing and sale of its products at the provincial and local levels and for after-sales support of its products. Because Gold Lion Group has limited influence over its distributors, it cannot be certain that their marketing and after-sale support of its products will be adequate to meet Gold Lion Group's sales requirements and to protect Gold Lion Group's brand and reputation.

Gold Lion Group now has distributors and after-sales service centers at the national level, provincial level and municipal level in 31 provinces in China. Gold Lion Group grants its distributors the right to use its brand name and logo when they market Gold Lion Group's products within their respective sales territories or channels and when they provide after-sales support to Gold Lion Group's end-user customers. However, Gold Lion Group's contractual arrangements with its distributors do not provide Gold Lion Group with control over their everyday business activities, and one or more of its distributors may engage in activities that are prohibited under Gold Lion Group's contractual arrangements with them, that violate Peoples' Republic of China ("PRC") laws and regulations governing the mobile handset industry or other PRC laws and regulations generally, or that are otherwise harmful to Gold Lion Group's business or reputation in the industry.

Gold Lion Group maintains inventories of raw materials, components and handsets, and its inventories may decline in value or become obsolete.

The rapid technological change in Gold Lion Group's industry, the short product life cycle of its handsets, its limited forecasting experience and processes, and the competitive nature of its target markets make forecasting Gold Lion Group's future sales and operating results difficult. Gold Lion Group's expense levels are based, in part, on its expectations regarding future sales. In addition, to enable Gold Lion Group to promptly fill orders, it maintains inventories of raw materials, components and handsets. As a result, Gold Lion Group has to commit to considerable costs in advance of anticipated sales. Any significant shortfall of sales may result in Gold Lion Group maintaining higher levels of inventories of raw materials, components, and finished goods than it requires, thereby increasing its risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Gold Lion Group cannot guarantee that such write-downs will be adequate to cover all losses resulting from inventory obsolescence.

Gold Lion Group plans to market its products to countries outside of China, which may subject it to various economic, political, regulatory, legal and foreign exchange risks.

Gold Lion Group currently sells substantially all of its products in China. Gold Lion Group also plans to selectively enter into markets outside China where it identifies an opportunity to sell differentiated products and where it believes it will be able to realize a reasonable return on investment. The marketing, distribution and sale of its mobile handsets overseas exposes Gold Lion Group to a number of risks, including:

  fluctuations in currency exchange rates of the U.S. dollar and other foreign currencies against the Renminbi;

  difficulty in engaging and retaining distributors and agents who are knowledgeable about, and can function effectively in, overseas markets;

  difficulty in designing products that are compatible with communications and product standards in foreign countries, and in attaining the required certifications for those products;

  longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

  increased costs associated with maintaining marketing and sales activities in various countries;

  difficulty and costs relating to compliance with unexpected changes in regulatory requirements and different commercial and legal requirements in the jurisdictions in which Gold Lion Group offers its products;

  inability to obtain, maintain or enforce intellectual property rights; and

  changes to import and export regulations, including quotas, tariffs and other trade barriers, delays or difficulties in obtaining export and import licenses, potential foreign exchange controls and repatriation controls on foreign earnings, exchange rate fluctuations, and currency conversion restrictions.

If Gold Lion Group is unable to effectively manage these risks, its ability to conduct or expand its business abroad would be impaired; and this may in turn have a material adverse effect on Gold Lion Group's business, financial condition, results of operations, and prospects.

Gold Lion Group's operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Gold Lion Group's operating results are difficult to predict and may fluctuate significantly from period to period based on a number of factors such as the launch of new products in a given period, the seasonality of its mobile handset sales, the short life-cycle of any given handset model due to rapid technological advances, a possible deterioration of economic conditions in China, and potential changes to the regulation of the mobile handset industry in China. As a result, you may not be able to rely on period-to-period comparisons of Gold Lion Group's operating results as an indication of its future performance. If its revenues for a particular period are lower than Gold Lion Group expects, its may be unable to reduce its fixed costs and operating expenses for that period by a corresponding amount, which would negatively impact its operating results for that period relative to its operating results for other periods.

Gold Lion Group has not applied for patents or registered copyrights for most of its intellectual property; and its failure to adequately protect its intellectual property rights may undermine its competitive position. In addition, litigation to protect Gold Lion Group's intellectual property rights may be costly.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Gold Lion Group relies primarily on trade secrets and other contractual restrictions to protect its intellectual property. Gold Lion Group has not applied for patents or registered copyrights in China for most of its inventions, original works of authorship, developments, and improvements relating to the mobile handsets it produces. The actions Gold Lion Group has taken to protect its intellectual property rights may not be adequate to provide it with meaningful protection or commercial advantage. As a result, third parties may use the technologies that it has developed and compete with Gold Lion Group, which could have a material adverse effect on its business, financial condition and operating results.

In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce Gold Lion Group's intellectual property rights and the outcome of any such litigation may not be in Gold Lion Group's favor. Given the relative unpredictability of China's legal system and potential difficulties in enforcing a court judgment in China, there is no guarantee that Gold Lion Group would be able to halt the unauthorized use of its intellectual property through litigation in a timely manner.

Furthermore, any such litigation may be costly and may divert management attention away from Gold Lion Group's business and cause it to expend significant resources. An adverse determination in any such litigation will impair Gold Lion Group's intellectual property rights and may harm its business, prospects and reputation. In addition, Gold Lion Group has no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent it is unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse impact on Gold Lion Group's business, financial condition and results of operations.

Gold Lion Group may be exposed to infringement or misappropriation claims by third parties which, if determined adversely against it, could disrupt its business and subject it to significant liability to third parties, as well as have a material adverse effect on its financial condition and results of operations.

Gold Lion Group's success depends, in large part, on its ability to use and develop its technology, know-how and product designs without infringing upon the intellectual property rights of third parties.

Gold Lion Group's products include increasingly complex technology and, as the amount of such technologies and the number of parties claiming rights continue to increase; the possibility of alleged infringement and related intellectual property claims against it continues to rise. The holders of patents and other intellectual property rights potentially relevant to Gold Lion Group's product offerings may be unknown to Gold Lion Group, or may otherwise make it difficult for Gold Lion Group to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by Gold Lion Group that are subject to infringement or other corresponding allegations or claims by others which could damage its ability to rely on such technologies. In addition, although Gold Lion Group endeavors to ensure that companies that work with it possess appropriate intellectual property rights or licenses, Gold Lion Group cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in its products or by companies with which it works in cooperative research and development activities. Since technology standards, including those used and relied on by Gold Lion Group, typically involve intellectual property rights, Gold Lion Group cannot fully avoid risks of a claim for infringement of such rights due to its reliance on such standards. Gold Lion Group believes that the number of third parties declaring their intellectual property to be relevant to these standards - for example, those standards related to 3G mobile communication technologies as well as other advanced mobile communications standards - is increasing, which may increase the likelihood that Gold Lion Group will be subject to such claims in the future. While Gold Lion Group believes that any such intellectual property rights declared and found to be essential to a given standard carry with them an obligation to be licensed on fair, reasonable and non-discriminatory terms, not all intellectual property owners agree on the meaning of that obligation and, thus, costly and time- consuming litigation over such issues may result in the future.

As Gold Lion Group continues to market and sell its products throughout China, and as litigation becomes more common in China, Gold Lion Group may face a higher risk of becoming subject to claims for intellectual property infringement. While Gold Lion Group has not, to date, become subject to these types of claims, it is possible that it may, in the future, become subject to such intellectual property infringement claims. Regardless of whether such claims have merit or are decided in its favor, any such litigation could have a negative impact on Gold Lion Group brand, reputation and ability to conduct its business and sell some or all of its products.

Gold Lion Group's sales and profitability depend on the continued growth of the mobile telecommunications industry, especially in China, and if the mobile telecommunications industry does not grow as Gold Lion Group expects or grows at a slower speed than Gold Lion Group expects, its sales and profitability may be materially adversely affected.

Gold Lion Group derives substantially all of its revenues from sales of mobile handsets in China. The continued development of its business depends, in large part, on continued growth in the mobile telecommunications industry, especially in China, in terms of the number of existing mobile subscribers who upgrade or replace their existing mobile handsets, the number of new subscribers, and increased usage. Although China's wireless telecommunication industry has grown rapidly in the past, and although China government has granted 3G licenses to operators, the wireless telecommunication industry may not continue to grow at the same growth rate in the future or to grow at all.

Furthermore, Gold Lion Group's sales and profitability are also affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for it to successfully market mobile handsets that feature those services. To a certain extent, Gold Lion Group is dependent on third-party mobile telecommunication operators to successfully introduce these value-added services that encourage end users to upgrade or replace their mobile handsets. For instance, mobile telecommunication operators in China are upgrading their networks to offer 3G wireless telecommunication services, which will lead to increased demand for enhanced wireless value-added services and, therefore, increased demand for mobile handsets with more advanced technologies in China. Therefore, if mobile telecommunication operators are not successful in their attempts to introduce new services, increase the number of subscribers, stimulate increased usage and drive replacement sales, its business and results of operations could be materially adversely affected.

These developments in its industry are, to a large extent, outside of Gold Lion Group's control; and any reduced demand for wireless voice and data services, any other downturn, or other adverse changes in China's wireless telecommunication industry could severely harm its business.

Changes in the regulatory environment for telecommunications systems and services, especially in China, could negatively impact Gold Lion Group's business.

The telecommunications industry in China is heavily regulated, and regulatory changes may affect both Gold Lion Group and its customers. For example, changes in regulations that impose more stringent standards for the production of mobile handsets could adversely affect Gold Lion Group business. Similarly, tariff regulations that affect the pricing of new services offered by mobile telecommunication operators could also affect their ability to invest in network infrastructure, which in turn could affect the sales of Gold Lion Group's mobile handsets. License fees, environmental, health and safety, privacy and other regulatory changes may increase costs and restrict operations of mobile telecommunication network operators and service providers. The indirect impact of such changes could affect Gold Lion Group's business adversely even though the specific regulations may not directly apply to it or its products.

China Ministry of Industry and Information Technology ("MIIT") has broad discretion and authority to regulate all aspects of the telecommunications and information technology industries in China, including managing spectrum, setting mobile handset specifications and standards, approving the adoption of new technologies such as 3G, and drafting laws and regulations. MIIT also determines the forms and types of services that may be offered by telecommunication companies to the public, the rates that are charged to subscribers for those services, and the content of material available in China over wireless services, including Internet content. In addition, China's telecommunication regulatory framework is still at a relatively early stage of development, and prone to directional shifts and major structural changes. The PRC government is in the process of drafting a national telecommunication law, which may include new legislation governing the mobile handset industry. If MIIT sets standards with which Gold Lion Group is unable to comply or which would render Gold Lion Group's products uncompetitive, its ability to sell products could be severely limited, resulting in substantial harm to Gold Lion Group's operations.

Gold Lion Group depends on its key personnel, and its business and growth may be severely disrupted if it loses their services. Gold Lion Group may also have difficulty attracting and retaining qualified management and research and development personnel.

Gold Lion Group's future success depends substantially on the continued services of its key personnel. Gold Lion Group relies on key personnel's experience in the mobile handset manufacturing industry, in similar business operations, in sales and marketing, and on their relationships with Gold Lion Group's shareholders, customers, and suppliers. If Gold Lion Group loses the services of one or more of these key personnel, it may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers, which could severely disrupt its business and growth.

In addition, if any of these key personnel joins a competitor or forms a competing company, Gold Lion Group may lose some of its customers. Gold Lion Group has entered into employment agreements with each of these key personnel, which contain confidentiality and non-competition provisions. However, if any disputes arise between these key personnel and Gold Lion Group, it is not clear what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. Furthermore, as Gold Lion Group expects to continue to expand its operations and develop new products, Gold Lion Group will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for management and research and development personnel in the mobile handset market in China is intense, and the availability of suitable and qualified candidates is limited. In particular, Gold Lion Group competes to attract and retain qualified research and development personnel with other mobile handset manufacturers, universities and research institutions. Competition for these individuals could cause Gold Lion Group to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on Gold Lion Group's financial condition and results of operations. Gold Lion Group may also be unable to attract or retain the personnel necessary to achieve its business objectives, and any failure in this regard could severely disrupt its business and growth.

Fluctuations in exchange rates could adversely affect Gold Lion Group's business.

Because substantially all of its earnings are denominated in Renminbi, any appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect Gold Lion Group's balance sheet position and financial results reported in U.S. dollar terms without giving effect to any underlying change in its business or results of operations. In addition, fluctuations in the exchange rate between the U.S. dollar and the Renminbi would affect the relative purchasing power of Gold Lion Group's U.S. dollar denominated cash assets and the Renminbi value of Gold Lion Group's U.S. dollar denominated bank borrowings. Fluctuations in the exchange rate will also affect the relative value of any dividend Gold Lion Group may issue that will be exchanged into U.S. dollars, and will affect the earnings from and value of any U.S. dollar-denominated investments it makes in the future.

Gold Lion Group's competitive position could decline if it is unable to obtain additional financing to acquire businesses or technologies that are strategic for its success, or otherwise execute its business strategy.

Gold Lion Group believes that its current cash will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, Gold Lion Group may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. Gold Lion Group cannot assure you that additional funding will be available to it in amounts or on terms acceptable to Gold Lion Group. If sufficient funds are not available or are not available on acceptable terms, Gold Lion Group's ability to fund its expansion, take advantage of acquisition opportunities, develop or enhance its services or products, or otherwise respond to competitive pressures would be significantly limited. If appropriate opportunities arise, Gold Lion Group intends to acquire businesses; technologies, services or products that it believes are strategic.

Risks Related to Gold Lion's Industry

If Gold Lion Group cannot keep pace with market changes and produce mobile phones with new technologies and features in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

The mobile handset market in China is characterized by changing consumer preferences with respect to style and functionality, increasing demand for new and advanced technologies and features, rapid product obsolescence and price erosion, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If Gold Lion Group cannot keep pace with market changes and produce new mobile handsets in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

Gold Lion Group experiences intensive competition from its Electronics Manufacturing Service ("EMS") competitors; Gold Lion Group's failure to maintain its relationship with clients may have material adverse impact on its business and profitability.

In recent years, more and more EMS providers have invested heavily in the northern part of China and particularly in the Bo Hai area where Tianjin city is located. Gold Lion Group's OEM customers are also giving more orders to other EMS providers to balance their need and reduce their risk. Gold Lion Group will attempt to provide better services and higher quality products to attract more customers and reduce its risk from fierce competition.

Competition in mobile phone manufacture and sales is intense. Gold Lion Group's failure to maintain or improve its market position and respond successfully to changes in the competitive landscape may have a material adverse impact on its business and results of operations.

The mobile handset manufacturing industry in China is intensely competitive. Industry participants compete with each other mainly on the basis of the breadth and depth of their product portfolios, price, operational and manufacturing efficiency, technical performance, product features, quality, customer support and brand recognition. Gold Lion Group faces significant competition from a number of competitors, including domestic mobile handset producers such as Bird Ningbo Co., Ltd, Haier Telecom Co. Ltd., , Konka Group Co., Ltd, Lenovo Group Limited, and TCL Communication Technology Holdings Limited,. and a number of large multinational mobile handset producers, such as LG Electronics Ltd., Motorola Inc., Nokia Corporation, Samsung Electronics Co., Ltd., and Sony Ericsson Mobile Communications (China) Co., Ltd.. Many of Gold Lion Group's competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater economies of scale and financial, sales and marketing, manufacturing, distribution, technical and other resources than Gold Lion Group does. Some of these competitors have used, and will probably continue to use, more aggressive pricing strategies, greater amounts of sales incentives and subsidies for distributors, retailers and customers, more successful design approaches, and more advanced technologies. In addition, some competitors have chosen to focus on building products based on commercially available components, which may enable them to introduce these products faster and with lower levels of research and development spending than Gold Lion Group. Furthermore, consolidation among the industry participants in China may potentially result in stronger competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on Gold Lion Group's business, financial condition, results of operations and prospects.

Gold Lion Group may be unable to manage rapid growth and a changing operating environment, which could adversely affect its ability to serve its customers and could harm its business.

Gold Lion Group has experienced rapid growth over the last few years. Gold Lion Group has limited operational, administrative and financial resources, which may be inadequate to sustain its current growth rate. If Gold Lion Group is unable to manage its growth effectively, the quality of its solutions could deteriorate and its business may suffer. As its customer base increases and it enters new end-markets, Gold Lion Group will need to:

  increase its investments in personnel, research and development capabilities, facilities and other operational areas;

  continue training, motivating and retaining its existing employees, and attract and integrate new qualified employees;

  develop and improve its operational, financial, accounting and other internal systems and controls; and

  take enhanced measures to protect any proprietary technology or technological capability it develops.

Any failure to manage Gold Lion Group's growth successfully could distract management's attention and result in its failure to serve its customers and harm its business.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for Gold Lion Group's products and materially adversely affect its competitive position.

Gold Lion Group conducts substantially all of its operations and generates most of its revenues in China. Accordingly, its business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

  the higher level of government involvement;

  the early stage of development of the market-oriented sector of the economy;

  the rapid growth rate;

  the higher level of control over foreign exchange; and

  the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on Gold Lion Group. For example, Gold Lion Group's financial condition and results of operations may be adversely affected by government control over the telecommunications industry, capital investments or changes in tax regulations that are applicable to it.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and imposing policies that impact particular industries or companies in different ways. For example, efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by mobile telecommunication network operators, which in turn could reduce demand for its products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of mobile communications investments and expenditures in China, which in turn could lead to a reduction in demand for Gold Lion Group's products and consequently have a material adverse effect on its business and prospects. In particular, any adverse change in the PRC government's policies towards the mobile communications industry may have a material adverse effect on Gold Lion Group's business.

Gold Lion may have difficulty establishing adequate management, legal and financial controls in the PRC.

Most PRC companies historically have been less focused on establishing Western style management and financial reporting concepts and practices, as well as modern banking, computer and other internal control systems, than companies in the U.S. and certain other Western countries. Gold Lion may have difficulty in hiring and retaining a sufficient number of qualified internal control employees to work in the PRC. As a result of these factors, Gold Lion may experience difficulty in establishing management, legal and financial controls, collecting financial data, preparing financial statements, books of account and corporate records, and instituting business practices that meet Western standards.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to document and test its internal controls over financial reporting in future periods. Any delays or difficulty in satisfying these requirements could adversely affect its future results of operations and the Company's stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to document and test the effectiveness of Gold Lion's internal control over financial reporting in accordance with an established internal control framework and to report on its conclusion as to the effectiveness of such internal controls. It may cost more than it expects to comply with these control and procedure-related requirements.

The Company may discover in the future areas of internal control that need improvement, particularly with respect to Gold Lion Group or other businesses that it may acquire. The Company cannot be certain that any remedial measures it takes will provide adequate internal control over  financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm the Company's operating results or cause it to fail to meet its reporting obligations. If the Company is unable to conclude that it has effective internal control over financial reporting, or if its independent auditors are unable to provide it with an unqualified report regarding the effectiveness of its internal control over financial reporting in future periods as required by Section 404, investors could lose confidence in the reliability of its financial statements, which could result in a decrease in the value of the Company's common stock. In addition, failure to comply with Section 404 could potentially subject the Company to sanctions or investigations by the SEC or other regulatory authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of the Shareholders of the Registrant took place on September 8, 2009 and the shareholders approved of: (a) the acquisition by Zoom by the issuance of 4,225,219 shares of Zoom common stock for 100% of Gold Lion, which is a holding company that owns (i) 100% of Jiangsu Leimone Electronics Co., Ltd., a foreign investment enterprise organized under the laws of the People's Republic of China, or PRC, which owns 51.03% of Tianjin Tong Guang Group Digital Communication Co., Ltd., or TCB Digital, a company organized under the laws of the PRC, and (ii) 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong, and (b) the future acquisition by Zoom by the issuance of an additional 2,402,576 shares of Zoom common stock of additional shares of TCB Digital such that Zoom would own up to 80% of the outstanding shares of TCB Digital. The acquisition is made pursuant to the Share Exchange Agreement, dated January 28, 2009, as amended on May 12, 2009, between Zoom, Gold Lion, TCB Digital, Zoom Telephonics, Inc., a wholly owned subsidiary of Zoom, and the Gold Lion shareholders. The completion of the acquisition on September 22, 2009 resulted in the change of control of Zoom under the NASDAQ Stock Market Rules.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 16, 2009 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.

(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits filed herewith:

31.1    Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO     PDF
31.1    Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO     PDF
32.0    Section 1350 Certifications     PDF