Form 10-K
period 2009-12-31
ZOOM TECHNOLOGIES INC
filed 2010-03-30
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K
 __________

☑ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from: _____________ to _____________

Commission File Number: 0-18672
 __________

ZOOM TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)
 __________

Delaware	51-0448969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Headquarters:
 Room 708 CEC Building No.6 Zhongguancun South Street
Haidian District, Beijing 10086, China

U.S. correspondence office:
 c/o Ellenoff Grossman & Schole LLP
150 East 42nd Street, New York, NY 10017
  (Address of Principal Executive Office) (Zip Code)

(917) 609-0333
  (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act: Common Stock, $0.01 Par Value

Securities Registered Pursuant to Section 12 (g) of the Act: None

(Title of Class)

_______

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of the Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of March 29, 2010 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was $37,937,843.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 29, 2010 was 8,982,314 shares.

ZOOM TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Any statements contained, or incorporated by reference, in this prospectus supplement and the accompanying prospectus that are not statements of historical fact may be forward-looking statements. When we use the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

PART I

ITEM 1 — BUSINESS

Corporate Overview and Business Description

We were incorporated in the state of Delaware under the name Zoom Technologies, Inc. Until September 22, 2009, our business was the design, production, marketing, sales, and support of broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products.

On September 22, 2009, the Company consummated a share exchange transaction and acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("Gold Lion"). In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities to subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

Following September 22, 2009, the Company, through its wholly-owned holding-company subsidiary, Gold Lion Holding Limited ("Gold Lion") is the owner of 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong ("Profit Harvest") and through Gold Lion's wholly owned subsidiary, Jiangsu Leimone Electronics Co., Ltd. ("Jiangsu Leimone") is the owner of 51% of Tianjin Tong Guang Group Digital Communication Co., Ltd., a company organized under he laws of the People's Republic of China ("TCB Digital"). The business of Zoom comprised solely of Gold Lion's operating subsidiaries, which are TCB Digital, Jiangsu Leimone and Profit Harvest. Profit Harvest serves as sales and marketing arm of TCB Digital, and Jiangu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital, and as such, substantially all of the business of Zoom is generated by the business of TCB Digital. Both TCB Digital and Jiangsu Leimone are in the business of manufacturing, research and development, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. The diagram below summarizes our corporate structure:

Our principal executive offices are located at No.6 Zhongguancun South Street, Suite 708, Haidian District, Beijing, China 100086. Our telephone number is + 86 10 6212-4080.

Description of Business

The Company, through its wholly-owned subsidiaries, Gold Lion and Jiangsu Leimone, owns 51% of TCB Digital.  TCB Digital is a well established high technology enterprise engaging in electronic and telecommunication product design, development, and manufacturing capability and process. TCB Digital has two main business operations - providing Electronic Manufacturing Service for OEM (Original Equipment Manufacturer) customers and designing and producing mobile phone products. TCB Digital started its business in 1999 and was originally an Electronic Manufacturing Service (EMS) factory for mobile phone vendors. TCB Digital was Motorola's first independent outsourcing manufacturing vendor responsible for producing Motorola mobile phones in China. Moreover, TCB Digital was the first EMS factory in China receiving Motorola's International Quality Product and Qualification Certificate. Currently TCB Digital is headquartered in Tianjin, China.

The Company, offers high quality and comprehensive EMS to both domestic and global customers including Samsung, Tianyu, CCT, Palm, Danaher, Spreadtrum and SK Telecom. Major products manufactured by TCB Digital include mobile phones, wireless telecommunication modules, digital cameras, cable TV set-up boxes, and GPS equipment. In addition, TCB Digital develops various state-of-art feature mobile phones and Smartphones based on TD-SCDMA, GSM, WCDMA and CDMA technologies. Our Company markets its mobile phone products through retail distributors in China and also supplies to major operator customers such as China Mobile (CMCC), China UNICOM, and China Telecom with various operator customized 2.5G or 3G mobile phones.

Competitive Strengths

We believe our competitive strengths include:

Experienced Management Team & Strong Technology Experts

Our main manufacturing subsidiary, TCB Digital, believes it has a well established and efficient human resource strategy. Under this strategy, TCB Digital is able to develop and maintain a good management team, strong technical professionals, and highly skilled manufacturing operators. TCB Digital believes the combination of TCB Digital's internal development and hiring programs provide it with adequate and stable staffing for various levels of technical and managerial requirements. TCB Digital has a management team with expertise in manufacturing, product development, and marketing. Many managers have working experience and training from leading firms in the industry such as Motorola, BenQ, Samsung, Pemstar, Mitsum, and Foxcomm. With respect to manufacturing, TCB Digital believes it has developed and maintained a highly efficient manufacturing operator team with strong discipline. Furthermore, TCB Digital believes it has a strong product research and development team that has demonstrated talent in developing state-of-art mobile devices that can meet market needs.

Location Advantage

TCB Digital is located in Tianjin, China, which is located in the middle of Bo Hai Electronic Development Base. China's central government recently established the "Bo Hai Economic Zone" which has been divided into several regions with specific development directions. Bo Hai Electronic Development Base is one of these newly identified regions, which has a well-established transportation system and strong industrial foundation.

Advanced Manufacturing Facility & Process

Our Company has a total of 14 SMT (Surface Mounting Technology) production lines, 12 assembly and testing lines, and over $5.6 million] (net of depreciation) worth of advanced equipment to meet customers' different levels of technical requirements. Our current production lines have the capacity to manufacture 800,000 units per month or close to 10 million units annually.

Quality Control System & Workflow

TCB Digital has implemented high-quality quality control systems and workflow systems to ensure it provides high-quality products to its customers. TCB Digital received ISO 9000, ISO 14000, and QSH 18000 quality-related certificates

Marketing Capability

Our Company has a sales and marketing team that allows it to market and promote its mobile phones and related products in both China and markets outside China.

Strategy

Our strategy is to strengthen our position as an innovative mobile phone producer and as an Electronic Manufacturing Service provider to customers in China and overseas. Together with our EMS client, we are knowledgeable of the most updated trends and needs of the mobile consumers. Our sales and marketing subsidiary, Profit Harvest, has successfully sold our products outside of China even throughout the word-wide economic downturn of 2008 and 2009.

Strengthen design and development capabilities in mobile phones

One of TCB Digital's main business strategies is to focus on developing mobile phones based on GSM, CDMA, and TD-SCDMA core technologies for both China and overseas markets. TCB Digital is able to design, develop, and manufacture innovative GSM, CDMA and TD-SCDMA mobile phones by leveraging its own resources and facilities. To meet the changing needs of its customers and to maintain the competitive advantage of its products, TCB Digital intends to continue to improve and strengthen its development and design capabilities. TCB Digital plans to continue investing resources to maintain an experienced and skilled design team to preserve competitiveness within a frequently changing and challenging industry landscape.

Enhance strong customer relationships into new opportunities.

We will continue to focus on refining our EMS processes, maintaining high quality control processes, adding new manufacturing technology, and enhancing our operations team. In addition, we will continue to monitor market movement, including customers' requirements, adjusting our business model to better cope with these changes while maintaining profit margins. We will attempt to increase our future revenues and profits by enhancing strong customer relationships and expanding the range of services we offers to our customers. We believe growing with our clients will enable us to promote our reputation and expand our geographic presence.

Further expand market and sales channel

Currently we have mobile phone distributors and after-sales service centers at the national, provincial and municipal levels in 27 provinces in China. Those distributors are capable of covering approximately 5% of all local distributors and 10% of all retail stores in China. As the market potential in tier 3 and tier 4 cities and towns, with population from 2,000,000 down to 600,000, in China has grown significantly, we intend to invest in further expansion of our marketing and sales channels in these smaller cities and rural areas.

Products and Technology

TCB Digital developed and produced GSM and CDMA mobile phones, wireless data modules, cable TV boxes and GPS equipment since 2004, and Gold Lion's Jiangsu Leimone subsidiary has produced this type of electronic equipment since 2008. TCB Digital has customized and assembled two models of Smartphones for Palm Inc. for the China market. One model was customized, with applications developed by TCB Digital under Palm's development and supervision guidelines, specifically for China Mobile Communications Corporation (CMCC); and this model entered into CMCC's sales channels. In 2007, TCB Digital collaborated with SK- Telecom and jointly developed a dual mode GSM-CDMA Smartphone for China UNICOM. This dual mode GSM-CDMA Smartphone was designed and manufactured by TCB Digital and marketed under the SK-Telecom brand name. In 2009, TCB Digital did not have any such collaboration type arrangements with any customers.

In 2008, TCB Digital developed and launched four models of 2.5G GSM mobile phones for the China market. These GSM mobile phones have customary voice features plus data service functions such as web browsing, short messaging, multimedia messaging, multimedia player, games and more. TCB Digital has also developed a 2.5G GSM mobile phone that embeds China's "CMMB" standard for mobile digital TV, and this phone uses Google's Android operating system.

In 2009, TCB Digital custom made two models of CDMA mobile phone for China Telecom, one of the top mobile operators in China. These models are sold through China Telecom's retail network and carry both logos of China Telecom and our own brand of "Leimone".

Major Customers of TCB Digital:

		% of Zoom
Major Customers of TCB in 2009	US$ (millions)	Revenues

Beijing Baina Wei'Er Technology Co. Ltd.	57.9	31%
CEC CoreCast Technology Co. Ltd.	30.5	16%
Tianjin 712 Communication Broadcast Co. Ltd.	14.5	8%
Beijing Tianyu Communication Equip Co. Ltd.	10.4	6%

		% of Zoom
Major Customers of TCB in 2008	US$ (millions)	Revenues

Tianjin Tong Guang Group Electronics Technology Co. Ltd.	11.9	15%
Beijing Xing Wang Shi Dai Technology & Trading Co. Ltd.	11.5	14%
CEC CoreCast Technology Co. Ltd.	6.3	8%
Beijing Baina Wei'Er Technology Co. Ltd.	4.0	5%

Major Suppliers of TCB Digital:

Major Suppliers of TCB in 2009	US$ (millions)	% of Total

Beijing Tianyu Communication Equip Co. Ltd.	42.3	25%
CEC CoreCast Technology Co. Ltd.	29.6	17%
Tianjin Tong Guang Group Electronics Technology Co. Ltd.	14.1	8%
Shenzhen Heng Bo Commercial Co. Ltd.	7.6	5%

Major Suppliers of TCB in 2008	US$ (millions)	% of Total

Beijing Xingwang Shidai Technology & Trading Co. Ltd.	13.0	19%
Beijing Orsus Xelent Technology & Trading Co. Ltd.	11.0	16%
Tianjin Tong Guang Group Electronics Tech Co. Ltd.	7.2	10%
CEC Corecast Technology Co. Ltd.	3.4	5%

The major customers and suppliers of TCB Digital are large enterprises with multiple divisions that are engaged in the businesses of manufacturing and sales of communication devices and components. Some of these companies are our customers and also our suppliers.

Profit Harvest

Profit Harvest is a wholly own subsidiary of Gold Lion that functions as a sales and marketing arm for TCB Digital. The major customers of Profit Harvest for 2009 were:

Customers with over 5% of Profit Harvest's Sales	US$ (millions)	% of Total

Pengxiang Huateng Electronics Technology Co. Ltd.	7.6	16%
Yuan Yi Company	7.4	15%
New Wei International Industrial Ltd.	7.0	14%
Jet On Company	6.5	13%
UK Kingbond International (HK) Group Co. Ltd.	3.9	8%
Larson Limited	2.6	5%

Sale and Marketing

Mobile Phone Business

Our Company markets mobile phone products by two different strategies. One approach is to develop and manufacture mobile phones for mobile phone OEM customers. In this approach, based on a customer's requirements and specifications TCB Digital develops, manufactures and ships the finished mobile product to the customer under the customer's brand. TCB Digital developed several strategic mobile phone OEM customers in China including SK Telecom, CECT, Daxian, and Orsus Xelent.

Our second approach is to sell mobile phones under our Leimone brand name. For sales of its Leimone-branded mobile phone handsets, we have distributors and after-sales service centers at the national level, provincial level and municipal level in 31 locations in China. Those distributors cover approximately 5% of all local distributors and 10% of all retail stores in China.

We believe the market potential in tier 3 and tier 4 cities (population from 2,000,000 down to 600,000) in China has repetitively grown significantly. Our Company adjusted its distribution strategy to sell products not only to distributors at the provincial level, but also to agents at the municipal level in some provinces. We believe these municipal agents are better adapted than the provincial distributors to extend their distribution networks into tier 3 and tier 4 markets.

We have commenced the export of mobile phones to overseas markets by setting up a sales office in Hong Kong to promote sales of mobile phones in countries in Asia, South America and the Middle East. We are also actively participating in bids held by China Mobile, China Telecom and China Unicom in order to directly sell mobile phones to these large mobile operators.

EMS Business

TCB Digital started providing EMS services to electronic product and mobile phone product OEM customers in 1999. Over the past 10 years, TCB Digital has been providing EMS to many domestic and global customers. We believe we have a well-established sales and support network throughout the country that can provide effective and comprehensive after-sales services.

Competition

The market for mobile phone product is intensely competitive. We face significant competition from a number of competitors, including domestic mobile handset producers such as Bird Ningbo Co., Ltd, Haier Telecom Co. Ltd., Konka Group Co., Ltd, Lenovo Group Limited, and TCL Communication Technology Holdings Limited,. and a number of large multinational mobile handset producers, such as LG Electronics Ltd., Motorola Inc., Nokia Corporation, Samsung Electronics Co., Ltd., and Sony Ericsson Mobile Communications (China) Co., Ltd., although most of our competition comes from other Chinese mobile phone manufacturers. We believe that our competitive advantages include our experience in the telecommunications terminal area, our distribution network, in-house and external research and development capacity, and our reputation. For the EMS business area, competition is from other EMS providers based in Northern China. We believe our competitive advantages include our quality control emphasis and wide range of customized services.

Employees

Currently Zoom Technologies has approximately 1,400 total employees, mostly in Tianjin city, including approximately 700 EMS manufacturing operators, 100 sales executives, 80 research and development engineers, 90 after-sales service technicians, and other support staff and management personnel. Jiangsu Leimone currently has approximately 200 persons in Nantong, Jiangsu Province. Our employees do not have a collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A. — RISK FACTORS

The disclosure under the heading "Risk Factors" contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our corporate headquarters are located at Room 708 CEC Building No.6 Zhongguancun South Street, Haidian District, Beijing 10086, China. This leased office space is about 300 square meters and the lease expires in December 2010.

TCB Digital leases properties with a total area of 18,678 square meters in Tianjin City, China. TCB Digital believes its existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet its needs for the foreseeable future. TCB current lease expires in 2012. Jiangsu Leimone currently leases properties with a total area of approximately 1,300 square meters in Nantong, Jiangsu Province; this lease expired in January 2010, and is currently on a month-to-month basis.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, a shareholders meeting was held on November 17, 2009 where the Board of Directors of the Company submitted for a vote by security holders regarding an equity financing transaction that will require the Company to issue more than 20% of the then outstanding shares of common stock. The shareholders approved of such equity financing transaction.

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market. All common stock information prior to August 7, 2008 and presented herein was restated to reflect the reverse stock split.

Year Ended December 31, 2009	High	Low
First Quarter	$2.10	$0.45
Second Quarter	$2.68	$1.01
Third Quarter	$14.20	$1.25
Fourth Quarter	$11.29	$4.90

Year Ended December 31, 2008	High	Low
First Quarter	$4.25	$1.75
Second Quarter	$2.85	$1.60
Third Quarter	$3.62	$1.09
Fourth Quarter	$1.52	$.30

As of March 29, 2010 there are 8,982,314 shares of our common stock outstanding. There are 211 shareholders of record and approximately 1,850 shareholders in street or broker name. As of March 29, 2010, the closing price of our stock was $7.80.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2009 other than as previously disclosed in prior quarterly and current reports on Forms 10-Q and 8-K.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2009, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this report.

ITEM 6 — SELECTED FINANCIAL DATA

Not required.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect", and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this proxy statement and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this Management's Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Overview

Gold Lion was founded by Mr. Gu Lei in September 2002 in the British Virgin Islands, and Gu was its sole owner of one issued and outstanding share of common stock. Through a resolution of Gold Lion on November 26, 2008, Gold Lion issued 705 shares to Gu and 294 shares to Mr. Du Songtao, resulting in a total of 1,000 issued and outstanding shares of common stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Mr. Cao Wei, with all rights to such shares including voting rights. Consequently, Gu and Cao jointly control 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion. Profit Harvest is engaged in sale of mobile phone products and components to retailers and other wholesalers.

Pursuant to a capital injection agreement (the "Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1333% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for cash consideration of RMB9,000,000. Pursuant to this Agreement, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, invested additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held a 36.03% and 15% equity interest, respectively of TCB Digital, amounting to a total of 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% equity interest in TCB Digital to Gu for a 29.4% stake in Gu's company. TCB Digital is mainly engaged in research & development, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement pursuant to which GD Industrial Company transferred 60% equity of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. for cash consideration of $10,273 to Gold Lion. In July 2008, the company's name was changed to Jiangsu Leimone Electronic Co., Ltd., or Jiangsu Leimone. In January 2008, Gold Lion invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase Gold Lion's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, Gold Lion acquired the remaining 20% equity interest of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for cash consideration of $103,214 (HK$800,000). After this transaction, Gold Lion obtained 100% ownership of Jiangsu Leimone. Jiangsu Leimone is engaged in the R&D and production of electronic assemblies, 3G mobile handsets, wireless communication modules, GPS receivers and computer software.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% equity interest of TCB Digital to Jiangsu Leimone on December 30, 2008.

On September 8, 2009 the shareholders of Zoom Technologies, Inc. ("Zoom") approved of the share exchange agreement between Zoom and Gold Lion. On September 22, 2009 the merger transaction was effectuated and Zoom owns 100% of Gold Lion and its subsidiaries, and the historical and future financial results of Gold Lion became that of Zoom.

The business of Zoom is the businesses of Gold Lion, which is comprised of the businesses of comprised solely of Gold Lion's operating subsidiaries, which are TCB Digital, Jiangsu Leimone Electronics Co., Ltd. ("Jiangsu Leimone") and Profit Harvest. Profit Harvest serves as sales and marketing arm of TCB Digital, and Jiangu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital, and as such, substantially all of the business of Zoom is generated by the business of TCB Digital.

Plan of Operation

During the next twelve months, Zoom, together with Gold Lion and its subsidiaries, expects to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  Zoom intends to continue to manufacturer and deliver its products and services in China, including EMS business for OEM customers and development of our brand of "Leimone" phones;

  Zoom will gradually increase its investment in the 2.5G-3G mobile communications business;

  Zoom will continue to customize mobile phones in cooperation with the main mobile operators in China; and

  Zoom will continue to build our export business.

Planned Acquisition of Leimone Culture

On January 26, 2010, the Company announced its intent to acquire a Chinese handset mobile video and value-added service company, Beijing Leimone Shengtong Culture Development Company ("Leimone Culture"). Lei Gu, our Chairman, CEO and largest shareholder, owns approximately seventy percent of Leimone Culture. Founded in 2004, Leimone Culture was granted licenses by the State Administration of Radio Film and Television ("SARFT") to provide web-based broadcast audiovisual programs and to produce radio and television content for mobile devices. Leimone Culture has been a provider of mobile video services to China Mobile since 2005 and China Unicom since 2007.

On March 25, 2010, Leimone Culture signed an agreement with China Central Television (CCTV), the major state television broadcaster in China, with 19 channels broadcasting to more than one billion viewers. Under the agreement, Leimone Culture will provide approved media content to CCTV's mobile users and will bundle CCTV.com's mobile TV access link onto Zoom's branded "Leimone" mobile phones and onto Zoom Original Equipment Manufacturer (OEM) customers' phones.

The Company has the option of purchasing Mr. Gu's shares in Leimone Culture and on December 1, 2009, Zoom's board of directors approved to pursue the acquisition of 100% of Leimone Culture in the event the minority shareholders of Leimone Culture decides to sell their minority interests. Upon further due diligence and negotiation, terms of the acquisition are expected to be finalized by mid-year 2010.

Option to increase stake in TCB Digital

Mr. Gu holds an option to acquire an additional 28.97% of TCB Digital. Mr. Gu has notified the Company that he intends to exercise this option. Under the terms of the Share Exchange Agreement dated January 28, 2009, amended on May 12, 2009, and approved by our shareholders on September 8, 2009, at such time as Mr. Gu completes his acquisition of 28.97% of TCB Digital, Mr. Gu has the option to transfer this stake in TCB Digital for an aggregate of 2,402,576 shares of Zoom common stock. We believe that Mr. Gu will complete this acquisition of TCB Digital in the first half of 2010, and we believe Mr. Gu intends to exchange this stake in TCB Digital for 2,402,576 shares on our common stock, which would increase the Company's ownership of TCB Digital from 51.03% to 80%.

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

Asset Impairment

Gold Lion periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Gold Lion also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. The Company's long-term investment of $65,816 in Tianjin Tong Guang Microelectronics Co., Ltd. ("TTGM") had been entirely impaired as of December 31, 2009.

Results of Operations for the years ended December 31, 2009 & 2008

ZOOM TECHNOLGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

	2009	2008	Increase / (Decrease)%

Net revenue	$189,055,742	$80,611,981	$108,443,761	135%

Cost of sales	(177,653,678)	(72,410,992)	105,242,686	145%

Gross profit	11,402,064	8,200,989	3,201,075	39%

Selling, general and administrative expenses	(3,105,673)	(1,952,961)	1,152,712	59%

Research and development expense	-0-	(871,238)	n.a.	n.a.

Other income/(expenses)-net	(641,680)	(1,367,555)	(725,875)	(53%)

Profit before income taxes and non-controlling interest	7,654,710	4,009,235	3,645,475	91%

Income tax expense	(1,231,180)	(611,586)	619,594	101%

Non-controlling interest	(180,383)	(330,721)	(150,338)	(45%)

Net income from continuing business	6,243,147	3,066,928	3,176,219	104%

Discontinued operations

Gain/(loss) from discontinued operations	-0-	(246,654)	n.a.	n.a.

Net income attributable to stockholders	6,243,147	2,820,274	3,422,873	121%

Other comprehensive income	(32,852)	8,708	n.a.	n.a.

Comprehensive income	$6,210,295	2,828,982	3,381,313	120%

Other key indicators	Year Ended December 31
(Percent of Net Sales)	2009	2008	Change

Cost of sales	93.9%	89.8%	4.1%
Gross margin	6.0%	10.2%	-4.2%
Selling, general and administrative expenses	1.6%	2.4%	-0.8%
Net margin	3.3%	3.5%	-0.2%

Revenues

Our revenues were $189,055,742 for the year ended 12/31/2009, representing an increase of 135% or $108,443,761 as compared to $80,611,981 for 2008. The increase of revenues as compared to the previous last year was mainly due to large increase in orders from the domestic EMS customers and also increase in our export activities by the sales and marketing subsidiary of Profit Harvest.

Our main manufacturing facility, TCB Digital, is located in Tianjin City. TCB Digital manufactures digital communication and consumer electronic products with 12 SMT (Surface Mount Technology) lines and 10 assembly and test lines. We have an extension manufacturing site under Jiangsu Leimone which is located in the city of Nantong, Jiangsu Province. Jiangsu Leimone has 2 SMT lines and 2 assembly and test lines. Our Company's combined production was approximately about 5.4 million units in 2008 and 8.6 million units in 2009. Manufacturing of mobile phones is broken into two main segments: 1) Non-consignment EMS where we procure all of the components for our customers, and our revenues comprise of the cost of the materials plus our manufacturing fee, and 2) Consignment EMS where our customers provide the components and our revenues is our manufacturing fee. Beginning in 2009, we also produced and sold our own products under the brand of "Leimone."

The following table shows our production activities by segments.

Production Units (in thousands) by Segments	2009	2008
Non-Consignment EMS	6,500	3,800

Consignment EMS	2,000	1,600

Customization of other phone brands	0	20

Own brand "Leimone" phones	100	0

Total	8,600	5,420

The following table shows the breakdown of revenues by segments.

Percentage of Revenues by Segments	2009	2008
Non-Consignment EMS	87.7%	74.6%

Consignment EMS	7.8%	10.2%

Non-manufacturing sales	0	9.2%

Phone Sales (Leimone brand in 2009, other brands in 2008)	4.5%	6.0%

Total	100%	100%

Cost of sales

For the year 2009, Zoom's cost of sales was $177,653,678 or 93.9% of revenues. The ratio of cost of sales to revenues increased by 4.1% from that of the previous year. The main reason for the increase in this ratio was that our pricing for processing fees must remain competitive in order to capture the large EMS orders.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs. General and administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, fees for professional services and also non-cash equity based compensation charges.

For 2009, selling, general and administrative expenses were $3,105,673 or 1.6% of revenues as compared to $1,952,961, or 2.4% of revenues for 2008. Throughout the year of 2009, the Company emphasized on efficiency in production and managerial control to ensure profitability.

Research and development expense

We did not record R&D expenditures in 2009 as we either built in such charges to our customers or absorbed such costs into our general and administration expenses. Our R&D expenses for 2008 were $871,238 or 1.1% of total revenues.

Other income/(expenses)-net

Zoom's other expenses-net were $641,680 in 2009 which represented a reduction of 53% or $725,875 from $1,367,555 for 2008. Other expenses mainly consisted of interest expense that the company incurred for its loans and such interest payments were $1,191,184 and $1,599,139 for the years 2009 and 2008 respectively.

Net income

For 2009, Zoom's net income was $6,243,147 or a net profit margin of 3.3%, representing an increase of $3,422,873 or 121% from $2,820,274 or 3.5% net profit margin in 2008. The increase in net income is mainly due to the increase of business in our EMS segment and also increase export activities conducted by Profit Harvest.

Other comprehensive income

For 2009, our other comprehensive loss was ($32,852) while there was comprehensive income of $8,708 in 2008. Other comprehensive income resulted from foreign currency exchange changes particularly the Renminbi's appreciation against the U.S. dollar resulting from our conversion of RMB into US$ for reporting; and we may report an expense or an income depending on changes in the exchange rate.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, equity fundraising and short-term loans from domestic banks due in less than one year and with annual interest rates between 5.3% to 8.3%. As of December 31, 2009, we had cash and cash equivalents of $1,472,300 which represented an increase of $659,531 from $812,769 as of December 31, 2008. We also had $11,993,214 in restricted cash at the end of 2009; such restricted cash was held as collateral by the banks for providing us with a 2 to 1 credit line for our suppliers to draw against.

The net cash used in operating activities in 2009 was $11,241,031 as compared to the net cash used in operating activities for 2008 of $8,454,879. The net cash outflow from operating activities in 2009 was mainly due to the increase in accounts receivable of $4,442,927, increase in advances to suppliers of $3,191,156, decrease in advance from customers of $3,741,596 and increase in related parties advances of $8,126,760.

Net cash used for investing activities amounted to $3,460,368 in 2009 which primarily consisted increase in restricted cash held as collateral by the banks for providing us with credit lines.

Net cash provided by financing activities was $15,440,478 in the year ended December 31, 2009 which included an inflow from the sale of common stock and exercising of warrants and options in the net total amount of $9,532,364; a net inflow from related party borrowings of $3,583,865 and proceeds from notes payable in the amount of $6,431,883.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans to fund its operational cash needs. The Company may also contemplate one or more equity fundraises for its expansion needs, provided that conditions of the capital market allow for financing at acceptable terms.

Off balance sheet arrangements

As of December 31, 2009, Zoom had no off balance sheet arrangements.

RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this annual report.

In assessing these risks, you should also refer to the other information included in this report, including the consolidated financial statements and the accompanying notes. You should note that Zoom is a holding company with substantial operations in the PRC. As a result, Zoom would be subject to legal and regulatory environments that differ in many respects from those of the United States. Zoom's business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.

Risks Related to Our Business

The operating businesses that we own indirectly through our subsidiaries, inclusive of TCB Digital, Jiangsu Leimone and Profit Harvest (collectively "Zoom Operating Group") including sales, results of operations, and reputation could be materially adversely affected if it fails to efficiently manage its manufacturing operations without interruption, or fails to ensure that its products meet the expectations of its distributors and end-user customers.

Operation of Zoom Operating Group requires successful execution of complex manufacturing processes, including surface mount technology ("SMT"), precision assembly, calibration and testing. The disruption of any of these could interrupt its revenue generation and have a material and adverse effect on Zoom Operating Group's relationships with distributors and end-user customers, TCB Digital and Jiangsu Leimone's brand names, and its financial performance. TCB Digital and Jiangsu Leimone's manufacturing operations involve raw material and component sourcing from third parties, internal assembly processes, and distribution processes. These operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility. Zoom Operating Group may experience difficulties in coordinating its supplies of components and raw materials to meet the demand for its products, increasing or decreasing production at its facilities in response to demand, adopting new manufacturing processes, finding a timely way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility. Zoom Operating Group may experience delays in adjusting or upgrading production at its facilities when it introduces new models, delays in expanding manufacturing capacity, failure in its manufacturing processes, or failure by its business partners to adequately perform the services it has outsourced to them, which in turn may have a material adverse effect on Zoom Operating Group's sales and results of operations. In addition, a failure or an interruption could occur at any stage of Zoom Operating Group's product development, manufacturing and delivery processes, resulting in products not meeting the expectations of its distributors and end customers, which could have a material adverse effect on Zoom Operating Group's sales, results of operations, and reputation.

Zoom Operating Group's results of operations, particularly its profitability, may be materially adversely affected if it does not successfully manage price erosion and is not able to manage costs related to its products and operations.

Selling price erosion is a characteristic of the mobile handset and electronics industries, and the products offered by Zoom Operating Group are subject to natural price erosion over time. If Zoom Operating Group is not able to lower its costs at the same rate or faster than this selling price erosion, and to introduce new cost-efficient products with higher prices in a timely manner, as well as manage costs related to its products and operations generally, this will have a material adverse effect on its business and results of operations, particularly its profitability. Because our margins are already very thin, even minor price erosions, if not offset by increased efficiencies, will drastically reduce our profitability.

Zoom Operating Group relies primarily on its distributors for marketing and sale of its products at the provincial and local levels and for after-sales support of its products. Because Zoom Operating Group has limited influence over its distributors, it cannot be certain that their marketing and after-sale support of its products will be adequate to meet Zoom Operating Group's sales requirements and to protect Zoom Operating Group's brand and reputation.

Zoom Operating Group now has distributors and after-sales service centers at the national level, provincial level and municipal level in 31 provinces in China. Zoom Operating Group grants its distributors the right to use its brand name and logo when they market Zoom Operating Group's products within their respective sales territories or channels and when they provide after-sales support to Zoom Operating Group's end-user customers. However, Zoom Operating Group's contractual arrangements with its distributors do not provide Zoom Operating Group with control over their everyday business activities, and one or more of its distributors may engage in activities that are prohibited under Zoom Operating Group's contractual arrangements with them, that violate Peoples' Republic of China ("PRC") laws and regulations governing the mobile handset industry or other PRC laws and regulations generally, or that are otherwise harmful to Zoom Operating Group's business or reputation in the industry. 'Further, because we are relatively new at marketing our Leimone brand, and our Leimone brand does not have the brand recognition of other brands in the industry, we have and will continue to rely heavily on the marketing efforts of these distributors.

Zoom Operating Group maintains inventories of raw materials, components and handsets, and its inventories may decline in value or become obsolete.

The rapid technological change in Zoom Operating Group's industry, the short product life cycle of its handsets, its limited forecasting experience and processes, and the competitive nature of its target markets make forecasting Zoom Operating Group's future sales and operating results difficult. Zoom Operating Group's expense levels are based, in part, on its expectations regarding future sales. In addition, to enable Zoom Operating Group to promptly fill orders, it maintains inventories of raw materials, components and handsets. As a result, Zoom Operating Group has to commit to considerable costs in advance of anticipated sales. Any significant shortfall of sales may result in Zoom Operating Group maintaining higher levels of inventories of raw materials, components, and finished goods than it requires, thereby increasing its risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Zoom Operating Group cannot guarantee that such write-downs will be adequate to cover all losses resulting from inventory obsolescence.

Zoom Operating Group plans to market its products to countries outside of China, which may subject it to various economic, political, regulatory, legal and foreign exchange risks.

Zoom Operating Group currently sells substantially all of its products in China. Zoom Operating Group also plans to selectively enter into markets outside China where it identifies an opportunity to sell differentiated products and where it believes it will be able to realize a reasonable return on investment. The marketing, distribution and sale of its mobile handsets overseas exposes Zoom Operating Group to a number of risks, including:

•	fluctuations in currency exchange rates of the U.S. dollar and other foreign currencies against the Renminbi;

•	difficulty in engaging and retaining distributors and agents who are knowledgeable about, and can function effectively in, overseas markets;

•	difficulty in designing products that are compatible with communications and product standards in foreign countries, and in attaining the required certifications for those products;

•	longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

•	increased costs associated with maintaining marketing and sales activities in various countries;

•

difficulty and costs relating to compliance with unexpected changes in regulatory requirements and different commercial and legal requirements in the jurisdictions in which Zoom Operating Group offers its products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•

changes to import and export regulations, including quotas, tariffs and other trade barriers, delays or difficulties in obtaining export and import licenses, potential foreign exchange controls and repatriation controls on foreign earnings, exchange rate fluctuations, and currency conversion restrictions.

If Zoom Operating Group is unable to effectively manage these risks, its ability to conduct or expand its business abroad would be impaired; and this may in turn have a material adverse effect on Zoom Operating Group's business, financial condition, results of operations, and prospects.

Zoom Operating Group's operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Zoom Operating Group's operating results are difficult to predict and may fluctuate significantly from period to period based on a number of factors such as the launch of new products in a given period, the seasonality of its mobile handset sales, the short life-cycle of any given handset model due to rapid technological advances, a possible deterioration of economic conditions in China, and potential changes to the regulation of the mobile handset industry in China. As a result, you may not be able to rely on period-to-period comparisons of Zoom Operating Group's operating results as an indication of its future performance. If its revenues for a particular period are lower than Zoom Operating Group expects, its may be unable to reduce its fixed costs and operating expenses for that period by a corresponding amount, which would negatively impact its operating results for that period relative to its operating results for other periods.

Zoom Operating Group has not applied for patents or registered copyrights for most of its intellectual property; and its failure to adequately protect its intellectual property rights may undermine its competitive position. In addition, litigation to protect Zoom Operating Group's intellectual property rights may be costly.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Zoom Operating Group relies primarily on trade secrets and other contractual restrictions to protect its intellectual property. Zoom Operating Group has not applied for patents or registered copyrights in China for most of its inventions, original works of authorship, developments, and improvements relating to the mobile handsets it produces. The actions Zoom Operating Group has taken to protect its intellectual property rights may not be adequate to provide it with meaningful protection or commercial advantage. As a result, third parties may use the technologies that it has developed and compete with Zoom Operating Group, which could have a material adverse effect on its business, financial condition and operating results.

In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce Zoom Operating Group's intellectual property rights and the outcome of any such litigation may not be in Zoom Operating Group's favor. Given the relative unpredictability of China's legal system and potential difficulties in enforcing a court judgment in China, there is no guarantee that Zoom Operating Group would be able to halt the unauthorized use of its intellectual property through litigation in a timely manner.

Furthermore, any such litigation may be costly and may divert management attention away from Zoom Operating Group's business and cause it to expend significant resources. An adverse determination in any such litigation will impair Zoom Operating Group's intellectual property rights and may harm its business, prospects and reputation. In addition, Zoom Operating Group has no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent it is unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse impact on Zoom Operating Group's business, financial condition and results of operations.

Zoom Operating Group may be exposed to infringement or misappropriation claims by third parties which, if determined adversely against it, could disrupt its business and subject it to significant liability to third parties, as well as have a material adverse effect on its financial condition and results of operations.

Zoom Operating Group's success depends, in large part, on its ability to use and develop its technology, know-how and product designs without infringing upon the intellectual property rights of third parties.

Zoom Operating Group's products include increasingly complex technology and, as the amount of such technologies and the number of parties claiming rights continue to increase; the possibility of alleged infringement and related intellectual property claims against it continues to rise. The holders of patents and other intellectual property rights potentially relevant to Zoom Operating Group's product offerings may be unknown to Zoom Operating Group, or may otherwise make it difficult for Zoom Operating Group to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by Zoom Operating Group that are subject to infringement or other corresponding allegations or claims by others which could damage its ability to rely on such technologies. In addition, although Zoom Operating Group endeavors to ensure that companies that work with it possess appropriate intellectual property rights or licenses, Zoom Operating Group cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in its products or by companies with which it works in cooperative research and development activities. Since technology standards, including those used and relied on by Zoom Operating Group, typically involve intellectual property rights, Zoom Operating Group cannot fully avoid risks of a claim for infringement of such rights due to its reliance on such standards. Zoom Operating Group believes that the number of third parties declaring their intellectual property to be relevant to these standards - for example, those standards related to 3G mobile communication technologies as well as other advanced mobile communications standards - is increasing, which may increase the likelihood that Zoom Operating Group will be subject to such claims in the future. While Zoom Operating Group believes that any such intellectual property rights declared and found to be essential to a given standard carry with them an obligation to be licensed on fair, reasonable and non-discriminatory terms, not all intellectual property owners agree on the meaning of that obligation and, thus, costly and time-consuming litigation over such issues may result in the future.

As Zoom Operating Group continues to market and sell its products throughout China, and as litigation becomes more common in China, Zoom Operating Group may face a higher risk of becoming subject to claims for intellectual property infringement. While Zoom Operating Group has not, to date, become subject to these types of claims, it is possible that it may, in the future, become subject to such intellectual property infringement claims. Regardless of whether such claims have merit or are decided in its favor, any such litigation could have a negative impact on Zoom Operating Group brand, reputation and ability to conduct its business and sell some or all of its products.

Zoom Operating Group's sales and profitability depend on the continued growth of the mobile telecommunications industry, especially in China, and if the mobile telecommunications industry does not grow as Zoom Operating Group expects or grows at a slower speed than Zoom Operating Group expects, its sales and profitability may be materially adversely affected.

Zoom Operating Group derives substantially all of its revenues from sales of mobile handsets in China. The continued development of its business depends, in large part, on continued growth in the mobile telecommunications industry, especially in China, in terms of the number of existing mobile subscribers who upgrade or replace their existing mobile handsets, the number of new subscribers, and increased usage. Although China's wireless telecommunication industry has grown rapidly in the past, and although China government has granted 3G licenses to operators, the wireless telecommunication industry may not continue to grow at the same growth rate in the future or to grow at all.

Furthermore, Zoom Operating Group's sales and profitability are also affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for it to successfully market mobile handsets that feature those services. To a certain extent, Zoom Operating Group is dependent on third-party mobile telecommunication operators to successfully introduce these value-added services that encourage end users to upgrade or replace their mobile handsets. For instance, mobile telecommunication operators in China are upgrading their networks to offer 3G wireless telecommunication services, which will lead to increased demand for enhanced wireless value-added services and, therefore, increased demand for mobile handsets with more advanced technologies in China. Therefore, if mobile telecommunication operators are not successful in their attempts to introduce new services, increase the number of subscribers, stimulate increased usage and drive replacement sales, its business and results of operations could be materially adversely affected.

These developments in its industry are, to a large extent, outside of Zoom Operating Group's control; and any reduced demand for wireless voice and data services, any other downturn, or other adverse changes in China's wireless telecommunication industry could severely harm its business.

Changes in the regulatory environment for telecommunications systems and services, especially in China, could negatively impact Zoom Operating Group's business.

The telecommunications industry in China is heavily regulated, and regulatory changes may affect both Zoom Operating Group and its customers. For example, changes in regulations that impose more stringent standards for the production of mobile handsets could adversely affect Zoom Operating Group business. Similarly, tariff regulations that affect the pricing of new services offered by mobile telecommunication operators could also affect their ability to invest in network infrastructure, which in turn could affect the sales of Zoom Operating Group's mobile handsets. License fees, environmental, health and safety, privacy and other regulatory changes may increase costs and restrict operations of mobile telecommunication network operators and service providers. The indirect impact of such changes could affect Zoom Operating Group's business adversely even though the specific regulations may not directly apply to it or its products.

China Ministry of Industry and Information Technology ("MIIT") has broad discretion and authority to regulate all aspects of the telecommunications and information technology industries in China, including managing spectrum, setting mobile handset specifications and standards, approving the adoption of new technologies such as 3G, and drafting laws and regulations. MIIT also determines the forms and types of services that may be offered by telecommunication companies to the public, the rates that are charged to subscribers for those services, and the content of material available in China over wireless services, including Internet content. In addition, China's telecommunication regulatory framework is still at a relatively early stage of development, and prone to directional shifts and major structural changes. The PRC government is in the process of drafting a national telecommunication law, which may include new legislation governing the mobile handset industry. If MIIT sets standards with which Zoom Operating Group is unable to comply or which would render Zoom Operating Group's products uncompetitive, its ability to sell products could be severely limited, resulting in substantial harm to Zoom Operating Group's operations.

Zoom Operating Group depends on its key personnel, and its business and growth may be severely disrupted if it loses their services. Zoom Operating Group may also have difficulty attracting and retaining qualified management and research and development personnel.

Zoom Operating Group's future success depends substantially on the continued services of its key personnel. Zoom Operating Group relies on key personnel's experience in the mobile handset manufacturing industry, in similar business operations, in sales and marketing, and on their relationships with Zoom Operating Group's shareholders, customers, and suppliers. If Zoom Operating Group loses the services of one or more of these key personnel, it may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers, which could severely disrupt its business and growth.

In addition, if any of these key personnel joins a competitor or forms a competing company, Zoom Operating Group may lose some of its customers. Zoom Operating Group has entered into employment agreements with each of these key personnel, which contain confidentiality and non-competition provisions. However, if any disputes arise between these key personnel and Zoom Operating Group, it is not clear what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. Furthermore, as Zoom Operating Group expects to continue to expand its operations and develop new products, Zoom Operating Group will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for management and research and development personnel in the mobile handset market in China is intense, and the availability of suitable and qualified candidates is limited. In particular, Zoom Operating Group competes to attract and retain qualified research and development personnel with other mobile handset manufacturers, universities and research institutions. Competition for these individuals could cause Zoom Operating Group to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on Zoom Operating Group's financial condition and results of operations. Zoom Operating Group may also be unable to attract or retain the personnel necessary to achieve its business objectives, and any failure in this regard could severely disrupt its business and growth.

Fluctuations in exchange rates could adversely affect Zoom Operating Group's business.

Because substantially all of its earnings are denominated in Renminbi, any appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect Zoom Operating Group's balance sheet position and financial results reported in U.S. dollar terms without giving effect to any underlying change in its business or results of operations. In addition, fluctuations in the exchange rate between the U.S. dollar and the Renminbi would affect the relative purchasing power of Zoom Operating Group's U.S. dollar denominated cash assets and the Renminbi value of Zoom Operating Group's U.S. dollar denominated bank borrowings. Fluctuations in the exchange rate will also affect the relative value of any dividend Zoom Operating Group may issue that will be exchanged into U.S. dollars, and will affect the earnings from and value of any U.S. dollar-denominated investments it makes in the future.

Zoom Operating Group's competitive position could decline if it is unable to obtain additional financing to acquire businesses or technologies that are strategic for its success, or otherwise execute its business strategy.

Zoom Operating Group believes that its current cash will be sufficient to fund its working capital requirements for at least the next twelve months. However, Zoom Operating Group may need to raise additional funds to support capital expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. Zoom Operating Group cannot assure you that additional funding will be available to it in amounts or on terms acceptable to Zoom Operating Group. If sufficient funds are not available or are not available on acceptable terms, Zoom Operating Group's ability to fund its expansion, take advantage of acquisition opportunities, develop or enhance its services or products, or otherwise respond to competitive pressures would be significantly limited. If appropriate opportunities arise, Zoom Operating Group intends to acquire businesses; technologies, services or products that it believes are strategic.

In the event the lease on Jiangsu Leimone's corporate office and production space is terminated, we may not be able to acquire a lease on another suitable property, or a lease on a suitable property at a comparable cost.

The lease on Jiangsu Leimone's corporate office and production space expired in January 2010, and currently continues on a month to month basis. If this lease is terminated, Jiangsu Leimone may not be able to acquire another lease for another suitable property or a lease on a suitable property at a comparable cost in a timely manner, which would materially disrupt Jiangsu Leimone's operations, and affect our overall manufacturing capabilities. Even if we are able to relocate into another suitable property at a comparable cost in a time in a timely manner, Jiangsu Leimone could incur significant moving expenses and manufacturing delays.

Risks Related to Our Industry

If Zoom Operating Group cannot keep pace with market changes and produce mobile phones with new technologies and features in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

The mobile handset market in China is characterized by changing consumer preferences with respect to style and functionality, increasing demand for new and advanced technologies and features, rapid product obsolescence and price erosion, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If Zoom Operating Group cannot keep pace with market changes and produce new mobile handsets in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

Zoom Operating Group experiences intensive competition from its Electronics Manufacturing Service ("EMS") competitors; Zoom Operating Group's failure to maintain its relationship with clients may have material adverse impact on its business and profitability.

In recent years, more and more EMS providers have invested heavily in the northern part of China and particularly in the Bo Hai area where Tianjin city is located. Zoom Operating Group's OEM customers are also giving more orders to other EMS providers to balance their need and reduce their risk. Zoom Operating Group will attempt to provide better services and higher quality products to attract more customers and reduce its risk from fierce competition.

Competition in mobile phone manufacture and sales is intense. Zoom Operating Group's failure to maintain or improve its market position and respond successfully to changes in the competitive landscape may have a material adverse impact on its business and results of operations.

The mobile handset manufacturing industry in China is intensely competitive. Industry participants compete with each other mainly on the basis of the breadth and depth of their product portfolios, price, operational and manufacturing efficiency, technical performance, product features, quality, customer support and brand recognition. Zoom Operating Group faces significant competition from a number of competitors, including domestic mobile handset producers such as Bird Ningbo Co., Ltd, Haier Telecom Co. Ltd., , Konka Group Co., Ltd, Lenovo Group Limited, and TCL Communication Technology Holdings Limited,. and a number of large multinational mobile handset producers, such as LG Electronics Ltd., Motorola Inc., Nokia Corporation, Samsung Electronics Co., Ltd., and Sony Ericsson Mobile Communications (China) Co., Ltd.. Many of Zoom Operating Group's competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater economies of scale and financial, sales and marketing, manufacturing, distribution, technical and other resources than Zoom Operating Group does. Some of these competitors have used, and will probably continue to use, more aggressive pricing strategies, greater amounts of sales incentives and subsidies for distributors, retailers and customers, more successful design approaches, and more advanced technologies. In addition, some competitors have chosen to focus on building products based on commercially available components, which may enable them to introduce these products faster and with lower levels of research and development spending than Zoom Operating Group. Furthermore, consolidation among the industry participants in China may potentially result in stronger competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on Zoom Operating Group's business, financial condition, results of operations and prospects.

Zoom Operating Group may be unable to manage rapid growth and a changing operating environment, which could adversely affect its ability to serve its customers and could harm its business.

Zoom Operating Group has experienced rapid growth over the last few years. Zoom Operating Group has limited operational, administrative and financial resources, which may be inadequate to sustain its current growth rate. If Zoom Operating Group is unable to manage its growth effectively, the quality of its solutions could deteriorate and its business may suffer. As its customer base increases and it enters new end-markets, Zoom Operating Group will need to:

•	increase its investments in personnel, research and development capabilities, facilities and other operational areas;

•	continue training, motivating and retaining its existing employees, and attract and integrate new qualified employees;

•	develop and improve its operational, financial, accounting and other internal systems and controls; and

•	take enhanced measures to protect any proprietary technology or technological capability it develops.

Any failure to manage Zoom Operating Group's growth successfully could distract management's attention and result in its failure to serve its customers and harm its business.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for Zoom Operating Group's products and materially adversely affect its competitive position.

Zoom Operating Group conducts substantially all of its operations and generates most of its revenues in China. Accordingly, its business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on Zoom Operating Group. For example, Zoom Operating Group's financial condition and results of operations may be adversely affected by government control over the telecommunications industry, capital investments or changes in tax regulations that are applicable to it.

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

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of mobile communications investments and expenditures in China, which in turn could lead to a reduction in demand for Zoom Operating Group's products and consequently have a material adverse effect on its business and prospects. In particular, any adverse change in the PRC government's policies towards the mobile communications industry may have a material adverse effect on Zoom Operating Group's business.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

Most PRC companies historically have been less focused on establishing Western style management and financial reporting concepts and practices, as well as modern banking, computer and other internal control systems, than companies in the U.S. and certain other Western countries. We may have difficulty in hiring and retaining a sufficient number of qualified internal control employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, preparing financial statements, books of account and corporate records, and instituting business practices that meet Western standards.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Registrant to document and test its internal controls over financial reporting. Failure in satisfying these requirements could adversely affect its future results of operations and the Registrant's stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Registrant to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on its conclusion as to the effectiveness of such internal controls. It may cost more than it expects to comply with these control and procedure- related requirements.

The Registrant may discover areas of internal control that need improvement, particularly with respect to Zoom Operating Group or other businesses that it may acquire. The Registrant cannot be certain that any remedial measures it takes will provide adequate internal control over financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm the Registrant's operating results or cause it to fail to meet its reporting obligations. If the Registrant is unable to conclude that it has effective internal control over financial reporting, or if its independent auditors are unable to provide it with an unqualified report regarding the effectiveness of its internal control over financial reporting in future periods as required by Section 404, investors could lose confidence in the reliability of its financial statements, which could result in a decrease in the value of the Registrant's common stock. In addition, failure to comply with Section 404 could potentially subject the Registrant to sanctions or investigations by the SEC or other regulatory authorities.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective.

Management's Report on Internal Controls Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by the Company's management.

The Company's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009, and this assessment identified the following material weakness in the company's internal control over financial reporting:

  Insufficient Human Resources. There is a lack of employees at our operating subsidiaries, namely, TCB Digital, Jiangsu Leimone, and Profit Harvest who have adequate knowledge of US GAAP principles. Furthermore, the Company's Chief Financial Officer is the only person at the parent level with an appropriate knowledge experience and training in the selection, application and implementation of US GAAP as it relates to complex transactions and financial reporting requirements.

  Lack of Segregation of Duties. There is a lack of segregation of duties at the Company due because only one employee, the Chief Financial Officer of the Company, is charged with the responsibilities of general administrative and financial matters.

Management will continue to evaluate the material weaknesses identified above and have already engaged Sarbanes Oxley compliance consultants to identify the areas of weakness and to suggest remedial measures.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2009, the company's internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B — OTHER INFORMATION

Not required.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth information regarding the current executive officers and members of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers	Age	Position / Title

Lei Gu	46	Chairman, Director and Chief Executive Officer

Anthony K. Chan	55	Chief Financial Officer

Frank Manning	60	Director

Augustine Lo	54	Director (1)

Chang Shan	50	Director (1)

Cheng Wang	54	Director (1)

______________

(1) Current members of the Audit and Compensation Committees.

Lei (Leo) Gu, Chairman of the Board, Director and Chief Executive Officer. Mr. Gu has served as the Chairman of the Board and CEO of the Company since May 2004 and as the Chairman of TCB Digital since July 2007. He worked for CEC Telecom Company Ltd. from 2000 to 2004, joining the company among its first employees and became its COO. CEC Telecom was sold to Qiao Xing Mobile Communication which currently trades on NYSE under the symbol "QXM". From 1999 to 2000, Mr. Gu was the President of Xin Tian Di Technology Group Company, Ltd. Mr. Gu was Associate Professor at the Beihang University in Beijing, China from 1993 to 1999. He received his Ph.D. degree in engineering from the Beihang University in 1993.

Anthony K. Chan, Chief Financial Officer. Mr. Chan has served as the CFO for the Company since March 2009. Mr. Chan was stationed as an expatriate managing the Beijing headquarters for the Eisenberg Group for four years from 1984. His corporate finance experience in the last 20 years included CEO and CFO positions of public companies in the U.S., and advisory positions of various Chinese entities in the areas of medical equipment, energy, diary products, apparel, and building materials; some of these companies include Beijing Wandong Medical Equipment Company, China Natural Gas Company of Xian, Rodobo International of Harbin and Dehai Cashmere Company of Yinchuan. He holds both MBA and BA degrees from the University of California at Berkeley.

Frank B. Manning, Director. Mr. Manning is a co-founder of Zoom. Mr. Manning has been Zoom's president, chief executive officer, and a director from May 1977 to September 2009. He has served as Zoom's chairman of the board from 1986 to September 2009. He earned his BS, MS and Ph.D. degrees in Electrical Engineering from the Massachusetts Institute of Technology, where he was a National Science Foundation Fellow. From 1998 through late 2006, Mr. Manning was also a director of the Massachusetts Technology Development Corporation, a public purpose venture capital firm that invests in seed and early-stage technology companies in Massachusetts. Mr. Manning is the brother of Terry Manning, Zoom's vice president of sales and marketing. From 1999 to 2005, Mr. Manning was a Director of Intermute, a company that Zoom co-founded and that was sold to Trend Micro Inc., a subsidiary of Trend Micro Japan. Mr. Manning has been a director of Unity Business Networks, a hosted VoIP service provider, since Zoom's investment in July 2007.

Augustine Lo, Director. Mr. Lo has been an independent director of the Company since January 2009 and he also serves as the Chairperson of the company's Audit and Compensation Committees. During the 1970s, Mr. Lo was the Controller of the Disk Drive Division for Qume Corporation. During the 1980s, Mr. Lo worked for Apple International Inc. as the Director of Finance & Administration, overseeing operations in Hong Kong and Japan. In 1989, Mr. Lo formed PacRim Technologies Ltd. with operations in Singapore, Taiwan and China distributing software products including Adobe, Macromedia, Handspring and Umax. PacRim merged into GrandTech of Taiwan in 1999 which later went public in 2001. He remained on GrandTech's board and headed up its operations in Hong Kong, China, Korea and the Philippines until 2005. Mr. Lo received his MBA and BS degrees from the University of California at Berkeley.

Chang Shan, Director. Mr. Shan has been an independent director of the Company since August 2008. Mr. Shan is currently the President of the China Institute of Geotechnical Investigation and Survey, at which he has been employed since 1998. He is the Chairman of the Board of Directors from 1999 to present, of the China Infrastructure Holdings Ltd., a company in the construction business with a particular emphasis on toll bridges, and has its shares listed on the Singaporean Stock Exchange. Mr. Shan is also a director of the Bank of Tianjin, China since 2007. Mr. Shan holds a Bachelor's degree in Engineering from the Shanghai Tong Ji University, a Master's degree in Engineering from the China Academy of Railway Sciences and an EMBA from the Tsinghua University.

Cheng Wang, Director. Mr. Wang has been an independent director since November 2009. Mr. Wang is currently a Senior Researcher, Professor and Deputy Director of the Institute of Economics at the Chinese Academy of Social Sciences (CASS), at which he has been employed since 1987. He is also the Co-Editor of the Economic Research Journal since 2005. Mr. Wang was a visiting scholar at the Dept of Economics of Brown University in the US from 2001 to 2002, a visiting research fellow at the University of London in the UK from 1997 to 1998, and a visiting researcher at Loughborough University in the UK from 1992 to 1993. In addition to the multiple awards he has received from CASS, he was also the recipient of the Honorable Academic Subsidy from the State Council of China in 2006. Among his many publications and translations are 20 books that he authored since 1987, with topics ranging from Keynesian Economics, the socialist market economy, the economic transformation of China, industrial reform, risk management, and income distribution in China. One of his books, Taiwan in the 21st Century, was published in the US in 2003. Mr. Wang received his PhD in Economics from CASS, and his Master and Bachelor degrees from Wuhan University.

Audit Committee and Compensation Committee. Mr. Lo is currently the chairperson, and Messrs. Shan and Wang are currently the members of both the Audit and Compensation Committees. The Board of Directors has determined that Mr. Lo qualifies as an "audit committee financial expert" as defined by applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Zoom Directors and officers, as well as any person holding more than ten percent (10%) of Zoom's Common Stock, are required to report initial statements of ownership of Zoom's securities and any subsequent changes in such ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and Zoom is required to disclose in this proxy statement any failure to file by these dates during the year ending December 31, 2009. Based on a review of such reports, and on written representations from reporting persons, Zoom believes that all Section 16(a) filing requirements were complied with during 2009.

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

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal year ended December 31, 2009 and 2008 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on December 31, 2009.  We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary	Option Awards (5)(6)(7)	All Other Compensation	Total
Lei Gu (1)(5)	2009	$0	$107,871	$0	$107,871
Chief Executive Officer

Frank B. Manning (2)(6)	2009	$94,468	$36,881	$1,650	132,999
Former Chief Executive Officer	2008	$129,272	$39,225	$1,711	$170,208

Anthony K. Chan (3)(5)	2009	$52,000	$161,807	$0	$213,807
Chief Financial Officer

Robert Crist (4)(7)	2009	$107,616	$18,653	$963	$127,232
Former VP of Finance and Chief Financial Officer	2008	$147,264	$19,612	$5,413	$172,289

______________

(1) Leo Gu became Chief Executive Officer of the Company on September 22, 2009.
(2) Frank B. Manning resigned as Chief Executive Officer of the Company on September 22, 2009.
(3) Anthony K. Chan became Chief Financial Officer of the Company on September 22, 2009.
(4) Robert Crist resigned as Chief Financial Officer of the Company on September 22, 2009.
(5) The values of option awards granted to Messrs. Gu and Chan are based on a Black-Scholes model for options granted on December 10, 2009 from the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan"), the fair value computed was $1.79785 per share.
(6) The value of option awards granted to Mr. Manning in 2009 includes grants from both previous plans and the New Plan; and the fair value computed for options granted from the New Plan on December 10, 2009 was $1.20108 per share.
(7) The value of option awards granted to Mr. Crist in 2009 includes only grants from the previous plans.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Number ofSecurities Underlying Unexercised Options
Name	Exercisable Options	Unexercisable Options	Option Exercise Price	Option Expiration Date
Lei Gu	0	60,000	$6.18	3-9-2013

Frank B. Manning	0 0 24,000	10,000 20,000 0	$6.18 1.80 3.60	6-9-2011 1-22-2012 1-17-2011

Anthony K. Chan	0	90,000	$6.18	3-9-2013

Option Exercises

During the year 2009, previous employees, directors and executives of Zoom who were granted options before the merger transaction with Gold Lion, exercised a total of 113,050 options between the prices of $0.77 to $5.15 per share.

Employment, Termination and Change of Control Agreements

The employment status of the Company's executives is "at-will" with no long-term employment agreement.

Director Compensation

The following table sets forth information concerning the compensation of our Non-Executive Directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)(3)	All Other Compensation	Total
Augustine Lo (1)	$0	18,016	0	$18,016
Chang Shan (1)	$0	12,011	0	$12,011
Cheng Wang (1)	$0	12,011	0	$12,011
Bernard Furman (2)	$0	11,150	0	$11,150
J. Ronald Woods (2)	$0	11,150	0	$11,150
Joseph J. Donovan (2)	$0	11,150	0	$11,150
Peter Kramer (2)	$0	11,150	0	$11,150

___________

(1) Appointed director on September 22, 2009.
(2) Resigned as director on September 22, 2009.
(3) The values of option awards granted to Messrs. Lo, Shan and Wang are based on a Black-Scholes model for options granted on December 10, 2099 from the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan"), and the fair value computed was $1.20108 per share. The values of option awards granted to Messrs. Furman, Woods, Donovan and Kramer include grants from previous plans.

Currently, the Company's compensation policy for non-executive directors includes no cash compensation and an annual grant of options with quarterly vesting over 4 quarters. The chairperson of the sub-committees of the board is granted 15,000 options annually and other non-executive directors are granted 10,000 options annually.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2009 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders. Upon the adoption of the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan") on December 10, 2009, we do not intend to issue any more equity-based awards from any of the previous plans that were approved and in place prior to the merger transaction with Gold Lion in September 2009.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	311,650	$3.25	0

Equity compensation plans not approved by security holders(2)	1,100,000	$6.18	1,088,350
Total:	1,411,650	$5.53	1,088,350

__________

(1) Includes the following plans: 1990 Employee Stock Option Plan, 1991 Directors Stock Option Plan, 1998 Employee Equity Incentive Plan, each as amended.
(2) Includes 2009 Equity Incentive Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of March 29, 2009 by (i) each person who is known by Zoom to own beneficially more than five percent (5%) of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On March 29, 2010 there were 8,982,314 issued and 8,980,634 outstanding shares of Zoom's Common Stock.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner (1)	Common stock beneficially owned

	Number	Percent
Lei Gu	2,831,271	31.5%
Wei Cao	1,160,288	12.9%
Anthony K. Chan	0	0%
Frank Manning (2)(3)	161,749	1.4%
Augustine Lo (3)	3,750	* %
Chang Shan (3)	2,500	* %
Cheng Wang (3)	2,500	* %
All directors and executive officers as a group (of 6 persons)	2,956,520	32.9%

______________

* Less than one percent of shares outstanding.

(1) Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Gold Lion Holding Ltd., No.6 Zhongguancun South Street, Suite 708, Haidian District, Beijing, China 100086.
(2) c/o Zoom Telephonics, Inc., 207 South Street, Boston, MA 02111.
(3) Includes options exercisable within 60 days.

ITEM 13 — CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Item 404(a) of Regulation S-K requires us to disclose in our proxy statement any transaction which exceeds the lesser of (i) $120,000 or (ii) one percent of Zoom's average total assets at year end for the last two completed fiscal years, in which Zoom is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Due from related parties

As of December 31, 2009 and 2008, due from related parties were:

	2009	2008

Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,625	$673,380
Hebei Leimone	329,082	745,944
Shanghai Spreadbridge Information Technology Co., Ltd.	9,864,476	2,111,460
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	247,909	561,699
Gu Lei (Shareholder)	-	575,710
Leimone (Tianjin) Industrial Co., Ltd.	1,206,832	582,096
Beijing Leimone Shengtong Cultural Development Co., Ltd.	133,739	14,590
TCBGCL (Shareholder)	-	74,484
712 (Shareholder)	434,115	51,990
Zhejiang Leimone Electronics Co., Ltd.	-	678,489

Total due from related parties-short term	12,221,778	6,069,842

Due from related parties - long term

Beijing Leimone Shengtong Wireless Technology Co., Ltd.	-	247,294

Total due from related parties	$12,221,778	$6,317,136

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $880,174 and $11,839,003 from sales to Electronics Science & Tech respectively.

Hebei Leimone is controlled by Gu, the majority shareholder of the Company.

  Hebei Leimone sells certain handsets to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Hebei Leimone of nil and nil respectively. The balances due from Hebei Leimone represented advances to Hebei Leimone which were Nil and $68,206 respectively as of December 31, 2009 and 2008;

  The Company sells certain products and provides some technical services to Hebei Leimone. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $1,242,523 and $407,116 respectively from sales to Hebei Leimone; and as of December 31, 2009 and 2008, the balances due from Hebei Leimone regarding such sales were $329,082 and $437,009 respectively;

  Additionally, Hebei Leimone borrowed money from the Company. The borrowings bear no interest and had a maturity of 12 months. As of December 31, 2009 and 2008, the balance of such loans was nil and $240,728 respectively.

Shanghai Spreadbridge Information Technology Co., Ltd. ("Shanghai Spreadbridge") is controlled by Gu, the majority shareholder of the Company.

  Shanghai Spreadbridge borrows money from the Company. The borrowings bear no interest and had a maturity of 14 months. As of December 31, 2009 and 2008, the balances of loans were Nil and $393,919 respectively, of which $393,919 was due on December 31, 2008, and $14,069 and $377,850 was subsequently received on February 19, 2009 and July 25, 2009 respectively;

  The Company sells certain products to Shanghai Spreadbridge. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $1,257,490 and $4,112,767 from sales to Shanghai Spreadbridge respectively. As of December 31, 2009 and 2008, the balances due from Shanghai Spreadbridge related to such sales was $325,079 and $1,263,007 respectively;

  Additionally, Shanghai Spreadbridge sells raw materials to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Shanghai Spreadbridge of Nil and $1,515,113 respectively. The amount due from Shanghai Spreadbridge represented advances of $9,539,397 and $454,534 as of December 31, 2009 and 2008 respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the majority shareholder of the Company.

  Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months or more. As of December 31, 2009 and 2008, the balance of such loans was $247,909 and $247,294 and is due on March 30, 2010.

  TCB Digital transferred a project to Beijing Leimone on June 25, 2008 and as of December 31, 2008, the balance related to this business was $561,699, which was received on March 11, 2009

The majority shareholder of the Company Gu borrowed money from the Company, these borrowings bore no interest and had a two-year repayment term. As of December 31, 2009 and 2008, the balances of such loans were Nil and $575,710 respectively; the balance was received on August 21, 2009

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the majority shareholder of the Company.

  Tianjin Leimone borrows money from the Company. The borrowing bore no interest and had a one-year repayment term. As of December 31, 2009 and 2008, the balance of loans was Nil and $582,096 respectively;

  Additionally, Tianjin Leimone sells raw materials to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Tianjin Leimone of $10,808,800 and Nil respectively. The amount due from Tianjin Leimone represented advances made of $1,206,832 and Nil as of December 31, 2009 and 2008 respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

The amount due from TCBGCL represented the advance payment. TCBGCL is a shareholder of TCB Digital.

712 is a minority shareholder of TCB Digital. 712 purchases raw materials from the Company. For the years ended December 31, 2009 and 2008, the Company recorded total revenues from such sales to 712 of $14,452,730 and $906,178 respectively. Due from 712 as of December 31, 2009 and 2008 amounted to $434,115 and 51,990 respectively.

Zhejiang Leimone Electronics Co., Ltd. ("Zhejiang Leimone") was controlled by Gu. Zhejiang Leimone acquired Personal Phone System Electronic Manufacturing Service from the Company in 2008. The acquisition cost was $628,214 and was paid on August 31, 2009. Additionally, the Company purchases raw materials from Zhejiang Leimone. The amount due from Zhejiang Leimone represented the advance payment of Nil and $678,489 as of December 31, 2009 and 2008 respectively.

Due to related parties

As of December 31, 2009 and 2008, due to related parties was:

	2009	2008

Hebei Leimone	$-	$233,434
Shanghai Spreadbridge	815	-
Zhejiang Leimone	6,146	37,002
Tianjin Tong Guang Group	1,791,193
Gu	3,447,261	4,879,889
Others	-	10,844

Total due to related parties	$5,245,415	$5,161,169

The Company borrowed money from Hebei Leimone. The borrowing bears no interest and had a two-year repayment term. As of December 31, 2009 and 2008, the balances of such loans were Nil and $233,434 respectively.

Tianjin Leimone sells raw materials to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Tianjin Leimone of $10,808,800 and Nil respectively. The amount due to Tianjin Leimone was Nil and Nil as of December 31, 2009 and 2008 respectively.

Zhejiang Leimone transferred fixed assets to the Company of $37,092. The amount due to Zhejiang Leimone was $6,146 and $37,002 as of December 31, 2009 and 2008 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and no repayment term. As of December 31, 2009 and 2008, the balance of such loans was $1,791,193 and Nil respectively.

Gu provides fund to the Company with no interest and no repayment term. As of December 31, 2009 and 2008, the balances of funds provided by Gu was $3,447,261 and $4,879,889 respectively.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. Therefore, any material financial transaction between Zoom and any related person would need to be approved by our Audit Committee prior to us entering into such transaction. Notwithstanding the foregoing, related party transactions made by Gold Lion prior to September 22, 2009, the date that Zoom acquired Gold Lion via share exchange, were not approved by our audit committee.

Board Independence.

The Board of Directors has reviewed the qualifications of Messrs. Lo, Wang and Shan and has determined that each individual is "independent" as such term is defined under the current listing standards of the Nasdaq Stock Market. In addition, each member of the Audit Committee is independent as required under Section 10A (m) (3) of the Securities Exchange Act of 1934, as amended.  Messrs. Lo, Wang and Shan are the sole members of each of the Audit Committee and the Compensation Committee.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom's principal accountants and independent registered pubic accounting firm, Goldman Parks Kurland Mohidin LLP, for fiscal year 2009 and UHY LLP, Zoom's former principal accountants and independent registered pubic accounting firm , for fiscal years 2009 and 2008.

FEE CATEGORY	GPKM, LLP 2009	UHY, LLP 2008
Audit fees(1)	$390,000	$130,770
Audit-related fees(2)	0	2,250
Tax fees(3)	0	0
All other fees(4)	0	0
Total fees	$390,000	$133,020

______________

(1) Audit Fees. Consists of fees billed for professional services rendered for the audit of Zoom's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory filings and engagements.

(2) Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoom's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services were comprised primarily of services for federal, state and international tax compliance.

(4) All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F-1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Share Exchange Agreement dated January 28, 2009, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2009.

2.2

Amendment to Share Exchange Agreement by and among Zoom, ZTI, Gu, Du, Gold Lion and TCB Digital dated May 12, 2009 (incorporated by reference to annex A-1 of the preliminary proxy statement filed May 13, 2009)

3.1

Certificate of Incorporation, filed as Exhibit 3.1 to Zoom Technologies, Inc. Current Report on Form 8-K dated February 28, 2002, filed with the Commission on March 4, 2002 (the "March 2002 Form 8-K"). *

	3.2	Certificate of Amendment to Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2008.*

	3.3	By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

	4.1	Form of Series A Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.2	Form of Series B Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.3	Form of Series C Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.4	Form of Series D Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.5	Form of Series E Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	10.1	Securities Purchase Agreement, dated October 15, 2009, between the Company and certain accredited investors, filed with the Current Report on form 8-K, October 21, 2009.

	10.2	Registration Right Agreement, dated October 16, 2009, by and between the Company and certain accredited investors, filed with the Current Report on form 8-K, October 21, 2009.

	10.3	Escrow Agreement, dated October 15, by and among the Company, Continental Stock Transfer & Global Hunters Securities, LLC, filed with the Current Report on form 8-K, October 21, 2009.

	10.4	Voting Agreement by and among the Company, Lei Gu and Wei Cao. filed with the Current Report on form 8-K, October 21, 2009.

10.5

Change of Control and Severance Agreement between the Company and Frank B. Manning dated as of 12/28/06, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.6

Change of Control and Severance Agreement between the Company and Peter R. Kramer dated as of 12/28/06, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.7

Change of Control and Severance Agreement between the Company and Robert A. Crist dated as of 4/27/07, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.8

Change of Control and Severance Agreement between the Company and Deena Randall dated as of 4/27/07, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.9

Change of Control and Severance Agreement between the Company and Terry Manning dated as of 4/27/07, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.*

10.10

Form of Lock-Up and Voting Agreement entered into between Zoom Technologies, Inc. and each of its executive officers and directors, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 3, 2009.*

10.11	Form of License Agreement to be entered into between Zoom Technologies, Inc. and TCB Digital, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on February 3, 2009.*

10.12	First Amendment to Lease, Surrender and Extension Agreement dated November 11, 2008 between 201-207 South Street LLC and Zoom Telephonics, Inc.

10.13	Form of Lock-Up and Voting Agreement entered into between Zoom and each of its executive officers and directors (filed as exhibit 10.1 to the Current Report on Form 8-K on February 3, 2009).

10.14	Form of License Agreement to be entered into between ZTI and TCB Digital (filed as exhibit 10.2 to the Current Report on Form 8-K on February 3, 2009).

10.15	Separation and Distribution Agreement by and among Zoom and ZTI (incorporated by reference to annex B of the preliminary proxy statement filed May 13, 2009)

21.1	List of Subsidiaries PDF provided as courtesy

23.1	Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF provided as courtesy

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

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: March 30, 2010	By:	/s/ Lei (Leo) Gu
Lei Gu Chairman and CEO

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei (Leo) Gu	Chief Executive Officer and Chairman	March 30, 2010
Lei Gu

/s/ Anthony K. Chan	Chief Financial Officer	March 30, 2010
Anthony K. Chan

/s/ Frank B. Manning	Director	March 30, 2010
Frank B. Manning

/s/ Augustine Lo	Director	March 30, 2010
Augustine Lo

/s/ Chang Shan	Director	March 30, 2010
Chang Shan

/s/ Cheng Wang	Director	March 30, 2010
Cheng Wang

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Zoom Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc.

Affiliates and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2009 and 2008 and the combined consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above were combined and consolidated as described in Note 1 to the financial statements.

/s/ Goldman Parks Kurland Mohidin LLP
Goldman Parks Kurland Mohidin LLP
Encino, California
March 30, 2010

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,472,300	$812,769
Restricted cash	11,993,214	8,753,757
Accounts receivable, net	16,835,074	12,366,814
Other receivables and prepaid expenses	311,808	1,119,881
Advance to suppliers	27,471,601	24,275,313
Inventories, net	1,534,989	3,742,046
Due from related parties	12,221,778	6,069,842
Deferred tax assets	504,222	-
Total current assets	72,344,986	57,140,422

Property, plant and equipment, net	5,673,923	7,054,892
Construction in progress	32,849	-
Long-term investments	-	65,653
Due from related parties-long term	-	247,294
Deferred tax assets	-	600,956
Goodwill	103,057	103,057
TOTAL ASSETS	$78,154,815	$65,212,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$16,000,702	$18,893,525
Notes payable	23,986,427	17,507,514
Accounts payable	2,439,925	3,580,720
Advance from customers	51,243	3,785,462
Dividends payable	579,579	578,142
Taxes payable	1,603,557	775,315
Accrued expenses and other payables	127,484	2,832,599
Due to related parties	5,245,415	5,161,169
Total current liabilities	50,034,332	53,114,446
Long-term loans	-	1,167,168
TOTAL LIABILITIES	50,034,332	54,281,614

STOCKHOLDERS' EQUITY
Common stock: authorized 25,000,000 shares, par value $0.01
Issued 8,780,988 shares and outstanding 8,779,308 shares at
December 31, 2009. Issued 4,226,899 and 4,225,219
outstanding at December 31, 2008	87,793	42,252
Shares to be issued	592	-
Subscription receivable	(378)	-
Additional paid-in capital	14,309,538	3,518,363
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	633,378	569,193
Accumulated other comprehensive income	210,773	243,625
Retained earnings	6,254,479	75,517
TOTAL STOCKHOLDERS' EQUITY	21,488,853	4,441,628
Noncontrolling interests	6,631,630	6,489,032
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,154,815	$65,212,274

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Years Ended December 31
	2009	2008

Net revenues	$189,055,742	$80,611,981
Cost of sales	(177,653,678)	(72,410,992)

Gross profit	11,402,064	8,200,989
Operating expenses:
Sales and marketing expenses	(1,338,999)	(267,076)
General and administrative expenses	(1,722,194)	(1,685,885)
Research and development expenses	-	(871,238)
Non-cash equity-based compensation charges - options	(44,480)	-
	(3,105,673)	(2,824,199)

Income from operations	8,296,391	5,376,790

Other income (expenses)
Equity in earnings in investee	-	3,191
Interest income	287,206	176,102
Government grant income	-	176,747
Other income	579,658	4,121
Interest expense	(1,327,744)	(1,599,139)
Exchange loss	(30,536)	(91,071)
Other expenses	(150,265)	(37,506)
	(641,681)	(1,367,555)
Income before income taxes and
noncontrolling interests	7,654,710	4,009,235

Income tax expense	(1,231,180)	(611,586)

Income before noncontrolling interests and discontinued operations	6,423,530	3,397,649
Loss from discontinued operations	-	(246,654)
Income before noncontrolling interests	6,423,530	3,150,995
Less: Income attributable to
noncontrolling interests	(180,383)	(330,721)

Net income attributable to Zoom Technologies, Inc.	6,243,147	2,820,274

Other comprehensive income/(loss)	(32,852)	8,708

Comprehensive income	$6,210,295	$2,828,982

Basic and diluted income/(loss) per commom share:
Basic	$1.22	$0.67
Diluted	$1.22	$0.67

Weighted average common shares outstanding:
Basic	5,110,340	4,225,219
Diluted	5,131,563	4,225,219

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Income including noncontrolling interests	$6,423,530	$3,150,995
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,569,686	1,231,707
Non-cash equity-based compensation charges	44,480	-
Provision for inventory obsolescence	(235,771)	(173,528)
Provision for doubtful receivables	1,955	(86,390)
Loss on disposal of fixed assets	485	497
Investment income	-	(3,191)
Provision for long-term investment	65,781	-
Deferred tax assets	98,175	(130,508)
Changes in operating assets and liabilities:
Accounts receivable	(4,442,927)	266,411
Inventories	2,422,307	3,292,582
Advances to suppliers	(3,191,156)	(16,037,819)
Prepaid expenses and other assets	906,196	1,541,259
Accounts payable	(1,152,195)	(1,543,164)
Advance from customers	(3,741,596)	867,776
Related parties-net	(8,126,760)	(721,332)
Accrued expenses and other current liabilities	(1,883,221)	(110,174)
Net cash used in operating activities	(11,241,031)	(8,454,879)

Cash flows from investing activities:
Restricted cash	(3,215,942)	(2,890,163)
Purchase of property and equipment and other long-term assets	(244,426)	(2,895,299)
Proceeds from disposal of fixed assets	-	9,623
Proceeds from disposal of discontinued operations	-	1,749,258
Proceeds from notes receivable	-	475,622
Net cash used in investing activities	(3,460,368)	(3,550,959)

Cash flows from financing activities:
Issuance of shares for cash	9,532,364	-
Proceeds from short-term loans	21,254,451	18,600,309
Proceeds from long-term loans	-	1,149,054
Advance to related parties	(10,580,810)	(5,649,111)
Repayment on borrowing from related parties	(13,977,180)	(37,884,458)
Proceeds from notes payable	6,431,883	7,199,115
Collection on advance to related parties	12,780,855	18,484,740
Receipt from related parties	15,361,000	26,885,911
Repayments on short-term loans	(24,192,652)	(20,213,293)
Repayments on long-term loan	(1,169,433)	-
Net cash provided by financing activities	15,440,478	8,572,267

Effect of exchange rate changes on cash & cash equivalents	(79,548)	265,756

Net increase (decrease) in cash and cash equivalents	659,531	(3,167,815)

Cash and cash equivalents, beginning balance	812,769	3,980,584

Cash and cash equivalents, ending balance	$1,472,300	$812,769

SUPPLEMENTARY DISCLOSURE:

Interest paid	$1,221,979	$1,489,630

Income tax paid	$68,324	$931,854

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Shares	Common stock	Subscription receivable	Treasury stock	Shares to be issued	Additional paid-in capital	Statutory surplus reserve	Other comprehensive income (loss)	Retained earnings	Total
Balance December 31, 2007	4,225,219	$42,252	$-	$(7,322)	$-	$4,595,284	$257,078	$234,917	$997,240	$6,119,449

Changes due to consolidation	-	-	-	-	-	(1,076,921)	(257,078)	-	(3,172,804)	(4,506,803)
Foreign currency translation	-	-	-	-	-	-	-	8,708	-	8,708
Net income	-	-	-	-	-	-	-	-	2,820,274	2,820,274
Appropriated statutory surplus reserve	-	-	-	-	-	-	569,193	-	(569,193)	-
Balance December 31, 2008	4,225,219	42,252	-	(7,322)	-	3,518,363	569,193	243,625	75,517	4,441,628

Changes due to recapitalization	1,980,978	19,810	-	-	-	(19,810)	-	-	-	-
Exercise of stock options	113,050	1,130	(378)	-	-	633,053	-	-	-	633,805
Issuance of shares for cash	2,460,061	24,601	-	-	592	8,873,366	-	-	-	8,898,559
Stock options expense	-	-	-	-	-	44,480	-	-	-	44,480
Foreign currency translation	-	-	-	-	-	-	-	(32,852)	-	(32,852)
Expenses paid by related party	-	-	-	-	-	1,260,086	-	-	-	1,260,086
Net income	-	-	-	-	-	-	-	-	6,243,147	6,243,147
Appropriated statutory surplus reserve	-	-	-	-	-	-	64,185	-	(64,185)	-
Balance December 31, 2009	8,779,308	$87,793	$(378)	$(7,322)	$592	$14,309,538	$633,378	$210,773	$6,254,479	$21,488,853

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom or the "Company"), pursuant to the share exchange agreement dated January 28, 2009, (and later amended on May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("Gold Lion"). In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

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

Gold Lion owns 100% of the outstanding stock of Jiangsu Leimone Electronics Co., Ltd., ("Jiangsu Leimone"), a foreign investment enterprise organized under the laws of the PRC that engages in the manufacturing, research and development, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. Jiangsu Leimone owned 51.03% of the outstanding capital stock of TCB Digital. Gold Lion also owns 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong.

Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion and holds an option indirectly to acquire an additional 28.97% of the outstanding capital stock of TCB Digital.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned approximately 69.3% of the outstanding stock of the Company and the transaction was recorded as reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who holds an option to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the additional 28.97% interest in TCB Digital for an additional 2,402,576 shares of our common stock. As of December 31, 2009, Mr. Gu has not exercised this option.

Simultaneous with the closing of the merger, the Company issued a dividend of 100% of the issued and outstanding stock of Zoom Telephonics to its stockholders of record immediately prior to the closing. We refer to this as the "spin-off". In connection with the spin-off, the Company distributed all of its current and future assets and liabilities related to Zoom to Zoom Telephonics, subject to certain licensing rights discussed below. Zoom's stockholders immediately prior to the closing retained their existing shares in Zoom and also received an equal number of new shares in Zoom Telephonics. After the merger and the spin-off, the Company and Zoom Telephonics became independent companies.

TCB Digital and Zoom Telephonics entered into a license agreement granting TCB Digital licensing rights for "Zoom" and "Hayes" trademarks for certain products and geographic regions. Zoom and Zoom Telephonics also entered into a separation and distribution agreement that allocates responsibility for obligations arising before and after the spin-off, including, among others, obligations relating to taxes.

Our former directors, entered into founder lock-up agreements pursuant to which they agreed that during the one-year period commencing on the date of closing that each will not sell, transfer, assign, pledge or hypothecate, in any calendar month, greater than 3% of the shares of our common stock sold in the previous four calendar weeks.

The Subsidiaries

Gold Lion was founded by Mr. Gu Lei ("Gu") in September 2002 in the British Virgin Islands. Pursuant to an agreement dated June 30, 2007, Mr. Cao Wei ("Cao"), purchased from Gu 29.4% shares of the Company. Through a resolution of the Company on November 26, 2008, the Company's issued 705 shares to Gu and 294 shares to Mr. Du Songtao ("Du"), resulting in 1,000 issued and outstanding shares of Common Stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Cao, including all rights to such shares. As such, Gu and Cao jointly control 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion.

Pursuant to the capital injection agreement ("the Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, approximately $1,286,000. Pursuant to this Agreement, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% respectively of TCB Digital, or 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement, pursuant to which, GD Industrial Company transferred 60% of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. ("Nantong Zong Yi") for $10,273 to the Company. In July 2008, Nantong Zong Yi changed its name to Jiangsu Leimone Electronic Co., Ltd. ("JS Leimone"). Before the acquisition, JS Leimone had no operating activities. In January 2008, the Company invested $5,074,226 (HK$38,800,000) in JS Leimone to increase the Company's ownership in JS Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, the Company acquired the remaining 20% of JS Leimone from Nantong Zong Yi Investment Co., Ltd. for $103,214 (HK$800,000). After this transaction, the Company owned 100% of JS Leimone.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and JS Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% of TCB Digital to JS Leimone on December 30, 2008.

Because TCB Digital and Profit Harvest are under common control with the Company since July 2007 and August 2007, respectively, we combined their financials at historical cost with the Company from the date the Company acquired control. Acquisition method is used when the Company has actual equity investment in TCB Digital and Profit Harvest.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%- owned subsidiary Profit Harvest, its 100%-owned subsidiary JS Leimone and its 51.03%-owned joint venture TCB Digital as of and for the year ended December 31, 2009. As of June 30, 2007, Gu and Cao jointly acquired 51.03% equity of TCB Digital through Hebei Leimone and Beijing Depu respectively, and Gu controlled 100% of Profit Harvest in 2007. The consolidated financial statements for the year ended December 31, 2008 included the combination of 51.03% results of TCB Digital from January 1, 2008 through December 31, 2008 and 100% of the operating results of Profit Harvest for the year ended December 31, 2008. As Gu and Cao transferred their 51.03% equity interest of TCB Digital into JS Leimone on December 30, 2008, and 100% equity interest of Profit Harvest was transferred to Gold Lion on December 22, 2008, the consolidated financial statements as of December 31, 2009 include the consolidation of balance sheets and operating results for the year ended December 31, 2009 of TCB Digital and Profit Harvest.

Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company's functional currency is the Chinese Renminbi ("RMB"); however the accompanying consolidated financial statements were translated and presented in United States Dollars ("$").

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

Comprehensive Income

The Company adopted the provisions of ASC 220 "Reporting Comprehensive Income", previously SFAS No. 130, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Transactions

The accounts of the Company's Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards ("FASB") Accounting Standards Codification ("ASC") Topic 810) with the RMB as the functional currency for the Chinese subsidiaries. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders' equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" (codified in FASB ASC Topic 220). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity and were $210,773 and $243,625 as of December 31, 2009 and 2008, respectively.

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

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted- average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For 2009, the Company performed an annual impairment review of long-lived assets and concluded that there was impairment loss for long-term investment which amounted to $65,816.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of December 31, 2009, the Company did not incur any impairment loss for goodwill.

Revenue Recognition

The Company recognizes sales in accordance with the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and SAB No. 104, "Revenue Recognition."

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2009 and 2008 were $0 and $871,238 respectively.

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

Fair Values of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures", previously FAS 157, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2009 are as follows:

	Carrying value as of December 31	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,472,300	$1,472,300	-	-

Restricted cash	$11,993,214	$11,993,214	-	-

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2009, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of ASC 810, previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-reported in equity" for reporting noncontrolling interest ("NCI") in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures were adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows", previously AFAS No. 95, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Accounting Pronouncements

Noncontrolling Interests (Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Business Combinations (Included in ASC 805 "Business Combinations", previously SFAS No. 141(R)). This ASC guidance revised SFAS No. 141, " Business Combinations " and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this standard had no material impact on the Company's financial statements.

Intangibles-Goodwill and Other (Included in ASC 350", previously FASB staff position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

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

Subsequent Events (Included in ASC 855 "Subsequent Events", previously SFAS No. 165). SFAS No.165, "Subsequent Events" establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009 and evaluated all subsequent events through the filing date with the SEC.

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

FASB Accounting Standards Codification (Accounting Standards Update "ASU" 2009-1). In June 2009, the Financial Accounting Standard Board ("FASB") approved its Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards applicable for all non- governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

NOTE 3 - MERGER AND ACQUISITION

The Company acquired 60% equity in JS Leimone on November 30, 2007. As of November 30, 2007, the net assets of JS Leimone were Nil. The purchase consideration was $10,273 which was higher than 60% of total net assets of JS Leimone and resulted in goodwill of $10,273. On January 1, 2008, the Company invested $4,972,466 (HK$38,800,000) in JS Leimone. After this investment, the net assets of JS Leimone were $4,976,051 and the Company owned 80% of JS Leimone. The fair value of the 80% of equity interest of JS Leimone Electronic Co., Ltd on January 1, 2008 was $3,981,085. The agreed purchase consideration was $4,972,466 (HK$38,800,000) which was higher than 80% of total net assets of JS Leimone and resulted in goodwill of $991,381. The Company acquired the remaining 20% of equity of JS Leimone on November 30, 2008. As of November 30, 2008, the net assets of JS Leimone were $5,001,783 and therefore 20% of total assets of JS Leimone were $1,000,357. The agreed purchase consideration was $101,760 which was lower than 20% of total net assets of JS Leimone and resulted in negative goodwill of $898,597. Therefore, the total goodwill resulting from the acquisition of JS Leimone was $103,057. As of December 31, 2009 and December 31, 2008, goodwill amounted to $103,057 and $103,057 respectively. There was no impairment of goodwill for 2009 and 2008.

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

	November 30, 2007	January 1, 2008	November 30, 2008

Cash	$39,231	$5,010,704	$79,411
Accounts receivable	-	-	18,475
Other receivables	-	-	(4,750)
Advance to suppliers	-	-	4,665,134
Inventories	-	-	246,854
Due from related parties	-	-	45,431
Other assets	-	-	217,569
Fixed assets			1,708,102
Accounts payable			(388,235)
Advance from customers			(115,716)
Salary payable		(21,401)	(52,961)
Taxes payable			(5,138)
Other Payable			(1,111,614)
Due to related parties	(39,231)	(39,648)
Affect from foreign currency translation	-	200	(258,357)
Net assets acquired	-	4,949,855	5,001,783

NOTE 4 - RESTRICTED CASH

Restricted cash as of December 31, 2009 and 2008 was $11,993,214 and $ 8,753,757 respectively. Restricted cash was deposits in banks representing collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid.

NOTE 5 - ACCOUNTS RECEIVABLE

As of December 31, 2009 and 2008, the Company's accounts receivable consisted of the following:

	2009	2008

Accounts receivable	$16,853,982	$12,383,724
Less: Allowance for doubtful accounts	(18,908)	(16,910)

Accountants receivable, net	$16,835,074	$12,366,814

NOTE 6 - INVENTORIES

Inventories, by major categories, as of December 31, 2009 and 2008 were as follows:

	2009	2008

Raw materials	$1,290,657	$3,669,226
Work in progress	44	17,672
Low value consumables	15,332	5,591
Finished goods	362,436	418,020
	1,668,469	4,096,227
Less: Allowance for obsolete inventories	(133,480)	(368,463)

Inventories, net	$1,534,989	$3,742,046

NOTE 7 - ADVANCE TO SUPPLIERS

As of December 31, 2009 and 2008, the Company's advance to suppliers consisted of the following:

	2009	2008

Suzhou Moben Communication Technology Ltd.	$-	$200,039
Shenzhen Yingqiongxing Trading Company	-	455,852
Beijing Xingwang Time Commercial Trading Co., Ltd.	-	7,737,737
CEC CoreCast Corporation Limited	-	7,305,206
Beijing Orsus Xelent Technology & Trading Company Limited	2,427,330	6,000,625
Derong	-	1,312,336
CEC CoreCast Technology Co., Ltd.	4,591,361	377,085
Tianjin Liantuo Electronic Technology Co., Ltd.	-	382,247
T.L.Y. (Hong Kong) Limited	-	104,840
Beijing HYT Technology & Trade Co., Ltd.,	2,523,548	-
Beijing Zhongdian Yiren Information Technology Co., Ltd.	10,635,353	-
Shunming	5,882,205	-
Ytone Co., Ltd.	433,450	-
Sibo Technologies Limited	273,450	-
Shenzhen Huirongyuan Industrial Co., Ltd.	155,034	-
Others	549,870	399,346

Total advance to suppliers	$27,471,601	$24,275,313

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are meant to ensure preferential pricing. The amounts advanced under such arrangements totaled $4,591,361 and $377,085 as of December 31, 2009 and 2008, respectively. See Note 12 for notes payable details.

NOTE 8 - OTHER RECEIVABLES & PREPAID EXPENSES

As of December 31, 2009 and 2008, the Company's other receivables and prepaid expenses consisted of the following:

	2009	2008

Advance to employees	$27,156	$177,068
Loan to third parties	-	476,963
Deposit for rental of equipment lease	49,730	43,769
Receivable for disposal of long-term assets	-	297,628
Prepaid expenses	155,047	40,848
Others	79,875	83,605

Total other receivables	$311,808	$1,119,881

The loan to third parties bears no interest.

The deposit for rental of equipment lease will be recovered in one year.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2009 and 2008 consisted of the following:

	2009	2008

Machinery and Equipment	$8,462,827	$8,479,599
Electronic Equipment	1,693,094	1,581,014
Transportation Equipment	169,655	169,235
Workshop reconstruction	60,946	58,606
Assembling line reconstruction	119,470	119,173
Office equipment	18,599	-
	10,524,591	10,407,627
Less: Accumulated depreciation	(4,850,668)	(3,352,735)

Total property, plant and equipment, net	$5,673,923	$7,054,892

Depreciation for the years ended December 31, 2009 and 2008 was $1,569,686 and $1,231,707 respectively.

NOTE 10 - LONG-TERM INVESTMENTS

As of December 31, 2009 and 2008, the Company's long-term investments consisted of the following:

	2009	2008

Tianjin Tong Guang Microelectronics Co., Ltd.	$65,816	$65,653
Less: Provision for long-term investment impairment	(65,816)	-

Long-term investment, net	$-	$65,653

Tianjin Tong Guang Microelectronics Co., Ltd. ("TTGM") was established on April 19, 2006 with total registered capital of $622,549 (RMB 5,000,000). TTGM's principal activities are development, manufacturing and sale of electronic information products and related technical consulting services. As of December 31, 2009, the Company impaired its investment in TTGM.

NOTE 11 - SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of December 31, 2009 and 2008, the Company's short term loans consisted of the following:

	2009	2008

Bank of Communications Tianjin Branch ("BOCTB"), due from April 25, 2008 to March 25, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on March 25, 2009	$-	$4,376,878

BOCTB, due from May 26, 2008 to April 25, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on April 25, 2009	-	2,917,919

BOCTB, due from June 25, 2008 to June 13, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on June 13, 2009	-	2,917,919

BOCTB, due from July 15, 2008 to May 25, 2009 with interest at 8.217%, guaranteed by TCBGCL, the common shareholder of TCB Digital, paid on May 25, 2009	-	2,917,919

BOCTB, due from September 17, 2008 to September 16, 2009 with interest at 7.92%, secured by the Company's fixed assets, paid on September 16, 2009	-	2,772,023

BOCTB, due from September 16, 2009 to December 24, 2009 with interest at 5.940%, secured by the Company's fixed assets and guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	-

BOCTB, due from November 17, 2008 to November 16, 2009 with interest at 7.326%, secured by the Company's fixed assets	-	1,240,116

Northern International Trust & Investment Co., LTD, due from December 23, 2008 to October 23, 2009 with interest at 8.7000%, guaranteed by small and medium enterprises credit guaranty center, paid on October 23, 2009	-	1,750,751

BOCTB, due from March 3, 2009 to March 2, 2010 with interest at 5.841%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	4,387,762	-

BOCTB, due from May 15, 2009 to February 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	2,925,174	-

BOCTB, due from May 25, 2009 to January 24, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	2,925,174	-

BOCTB, due from June 15, 2009 to March 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	2,925,174	-

Industrial and Commercial Bank of China Tianjin Branch, due from October 14, 2009 to October 14, 2010 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,755,104	-

BOCTB, due from December 04, 2009 to August 14, 2010 with interest at 5.841%, secured by production machinery	1,082,314	-

Total short-term loans	$16,000,702	$18,893,525

NOTE 12 - NOTES PAYABLE

These notes are payable in three or six months and bear no interest. The balance of notes payable as of December 31, 2009 and 2008 consisted of the following (all were bankers' acceptances):

	2009	2008

Beijing Orsus Xelent Technology & Trading Company Limited ("Beijing Orsus"), honored by the BOCTB, from September 11, 2008 to March 11, 2009, secured by $729,480 of cash in bank, paid on March 11, 2009	$-	$1,458,960

CEC CoreCast Corporation Limited ("CoreCast"), honored by the BOCTB, from September 10, 2008 to March 10, 2009, secured by $2,188,439 of cash in bank, paid on March 10, 2009	-	4,376,878

CoreCast, honored by the BOCTB, from September 16, 2008 to March 16, 2009, secured by $2,188,439 of cash in bank, paid on March 16, 2009	-	4,376,878

CoreCast, honored by the BOCTB, from September 17, 2008 to March 17, 2009, secured by $583,584 of cash in bank, paid on March 17, 2009	-	1,167,168

CoreCast, honored by the BOCTB, from September 22, 2008 to March 22, 2009, secured by $875,376 of cash in bank, paid on March 22, 2009	-	1,750,751

CoreCast, honored by the BOCTB, from September 09, 2008 to March 09, 2009, secured by $1,458,959 of cash in bank, paid on March 9, 2009	-	2,917,919

Beijing Orsus, honored by the BOCTB, from October 17, 2008 to April 17, 2009, secured by $292,159 of cash in bank, paid on April 17, 2009	-	583,584

Beijing Orsus, honored by the BOCTB, from December 18, 2008 to June 18, 2009, secured by $438,238 of cash in bank, paid on June 18, 2009	-	875,376

CoreCast, honored by the BOCTB, from July 10, 2009 to January 10, 2010, secured by $2,193,881 of cash in bank, paid on January 10, 2010.	4,387,761	-

CoreCast, honored by the BOCTB, from August 10, 2009 to February 10, 2010, secured by $877,552 of cash in bank.	1,755,104	-

Beijing Orsus, honored by the BOCTB, from August 17, 2009 to February 18, 2010, secured by $731,294 of cash in bank.	1,462,587	-

CEC CoreCast Technology Co., Ltd., ("CoreCast Tech.") honored by the BOCTB, from September 21, 2009 to March 21, 2010, secured by $1,813,608 of cash in bank.	3,627,216	-

CoreCast Tech., honored by the BOCTB, from September 23, 2009 to March 23, 2010, secured by $2,720,412 of cash in bank.	5,440,824	-

CoreCast Tech., honored by the BOCTB, from September 25, 2009 to March 25, 2010, secured by $1,170,070 of cash in bank.	2,340,139	-

CoreCast Tech., honored by the BOCTB, from September 27, 2009 to March 27, 2010, secured by $1,755,104 of cash in bank.	3,510,209	-

Beijing Orsus., honored by the BOCTB, from October 21, 2009 to April 21, 2010, secured by $292,517 of cash in bank	585,035	-

CoreCast Tech., honored by the BOCTB, from December 10, 2009 to June 10, 2010, secured by $438,776 of cash in bank	877,552	-

Total notes payable	$23,986,427	$17,507,514

NOTE 13 - ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2009 and 2008, the accrued expenses and other payables of the Company were summarized as follows:

	2009	2008

Accrued machinery rent	$-	$1,158,189
Accrued plant rent	-	807,404
Accrued utility	-	608,480
Accrued others	116,515	204,824
Welfare & salary payable	10,969	53,702
Total accrued expenses and other payables	$127,484	$2,832,599

NOTE 14 - LONG-TERM LOANS

As of December 31, 2008, the Company's long-term loans consisted of the following:

	2009	2008
Nantong Zong Yi Investment Co., Ltd., due from January 29, 2008 to January 28, 2010. with interest at same period secured bank lending rate (7.56%) plus 0.756%, secured by the Company's fixed assets, paid on April 20, 2009	-	$729,480

Nantong Zong Yi Investment Co., Ltd., due from March 5, 2008 to March 4, 2010. with interest at same period secured bank lending rate (7.56%) plus 0.756%, secured by the Company's fixed assets, paid on April 20, 2009	-	437,688

Total long-term loans	$-	$1,167,168

NOTE 15 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.03% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB7,862,700). The Company paid dividends of $495,926 (RMB3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $579,579 and $578,142 as of December 31, 2009 and 2008 respectively, representing the dividend payable to TCBGCL amounting to RMB3,962,700. The Company has no plan to pay this amount at the end of December 31, 2009. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 16 - RELATED PARTY TRANSCATIONS

Due from related parties

As of December 31, 2009 and 2008, due from related parties were:

	2009	2008

Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,625	$673,380
Hebei Leimone	329,082	745,944
Shanghai Spreadbridge Information Technology Co., Ltd.	9,864,476	2,111,460
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	247,909	561,699
Gu Lei (Shareholder)	-	575,710
Leimone (Tianjin) Industrial Co., Ltd.	1,206,832	582,096
Beijing Leimone Shengtong Cultural Development Co., Ltd.	133,739	14,590
TCBGCL (Shareholder)	-	74,484
712 (Shareholder)	434,115	51,990
Zhejiang Leimone Electronics Co., Ltd.	-	678,489

Total due from related parties-short term	12,221,778	6,069,842

Due from related parties - long term

Beijing Leimone Shengtong Wireless Technology Co., Ltd.	-	247,294

Total due from related parties	$12,221,778	$6,317,136

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $880,174 and $11,839,003 from sales to Electronics Science & Tech respectively.

Hebei Leimone is controlled by Gu, the majority shareholder of the Company.

  Hebei Leimone sells certain handsets to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Hebei Leimone of nil and nil respectively. The balances due from Hebei Leimone represented advances to Hebei Leimone which were Nil and $68,206 respectively as of December 31, 2009 and 2008;

  The Company sells certain products and provides some technical services to Hebei Leimone. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $1,242,523 and $407,116 respectively from sales to Hebei Leimone; and as of December 31, 2009 and 2008, the balances due from Hebei Leimone regarding such sales were $329,082 and $437,009 respectively;

  Additionally, Hebei Leimone borrowed money from the Company. The borrowings bear no interest and had a maturity of 12 months. As of December 31, 2009 and 2008, the balance of such loans was nil and $240,728 respectively.

Shanghai Spreadbridge Information Technology Co., Ltd. ("Shanghai Spreadbridge") is controlled by Gu, the majority shareholder of the Company.

  Shanghai Spreadbridge borrows money from the Company. The borrowings bear no interest and had a maturity of 14 months. As of December 31, 2009 and 2008, the balances of loans were Nil and $393,919 respectively, of which $393,919 was due on December 31, 2008, and $14,069 and $377,850 was subsequently received on February 19, 2009 and July 25, 2009 respectively;

  The Company sells certain products to Shanghai Spreadbridge. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $1,257,490 and $4,112,767 from sales to Shanghai Spreadbridge respectively. As of December 31, 2009 and 2008, the balances due from Shanghai Spreadbridge related to such sales was $325,079 and $1,263,007 respectively;

  Additionally, Shanghai Spreadbridge sells raw materials to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Shanghai Spreadbridge of Nil and $1,515,113 respectively. The amount due from Shanghai Spreadbridge represented advances of $9,539,397 and $454,534 as of December 31, 2009 and 2008 respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the majority shareholder of the Company.

  Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months or more. As of December 31, 2009 and 2008, the balance of such loans was $247,909 and $247,294 and is due on March 30, 2010.

  TCB Digital transferred a project to Beijing Leimone on June 25, 2008 and as of December 31, 2008, the balance related to this business was $561,699, which was received on March 11, 2009

The majority shareholder of the Company Gu borrowed money from the Company, these borrowings bore no interest and had a two-year repayment term. As of December 31, 2009 and 2008, the balances of such loans were Nil and $575,710 respectively; the balance was received on August 21, 2009

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the majority shareholder of the Company.

  Tianjin Leimone borrows money from the Company. The borrowing bore no interest and had a one-year repayment term. As of December 31, 2009 and 2008, the balance of loans was Nil and $582,096 respectively;

  Additionally, Tianjin Leimone sells raw materials to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Tianjin Leimone of $10,808,800 and Nil respectively. The amount due from Tianjin Leimone represented advances made of $1,206,832 and Nil as of December 31, 2009 and 2008 respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

The amount due from TCBGCL represented the advance payment. TCBGCL is a shareholder of TCB Digital.

712 is a minority shareholder of TCB Digital. 712 purchases raw materials from the Company. For the years ended December 31, 2009 and 2008, the Company recorded total revenues from such sales to 712 of $14,452,730 and $906,178 respectively. Due from 712 as of December 31, 2009 and 2008 amounted to $434,115 and 51,990 respectively.

Zhejiang Leimone Electronics Co., Ltd. ("Zhejiang Leimone") was controlled by Gu. Zhejiang Leimone acquired Personal Phone System Electronic Manufacturing Service from the Company in 2008. The acquisition cost was $628,214 and was paid on August 31, 2009. Additionally, the Company purchases raw materials from Zhejiang Leimone. The amount due from Zhejiang Leimone represented the advance payment of Nil and $678,489 as of December 31, 2009 and 2008 respectively.

Due to related parties

As of December 31, 2009 and 2008, due to related parties was:

	2009	2008

Hebei Leimone	$-	$233,434
Shanghai Spreadbridge	815	-
Zhejiang Leimone	6,146	37,002
Tianjin Tong Guang Group	1,791,193
Gu	3,447,261	4,879,889
Others	-	10,844

Total due to related parties	$5,245,415	$5,161,169

The Company borrowed money from Hebei Leimone. The borrowing bears no interest and had a two-year repayment term. As of December 31, 2009 and 2008, the balances of such loans were Nil and $233,434 respectively.

Tianjin Leimone sells raw materials to the Company. For the years ended December 31, 2009 and 2008, the Company recorded total purchases from Tianjin Leimone of $10,808,800 and Nil respectively. The amount due to Tianjin Leimone was Nil and Nil as of December 31, 2009 and 2008 respectively.

Zhejiang Leimone transferred fixed assets to the Company of $37,092. The amount due to Zhejiang Leimone was $6,146 and $37,002 as of December 31, 2009 and 2008 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and no repayment term. As of December 31, 2009 and 2008, the balance of such loans was $1,791,193 and Nil respectively.

Gu provides fund to the Company with no interest and no repayment term. As of December 31, 2009 and 2008, the balances of funds provided by Gu was $3,447,261 and $4,879,889 respectively.

NOTE 17 - STOCKHOLDERS' EQUITY

COMMON STOCK

Immediately prior to the acquisition of Gold Lion, the Company had 1,982,658 shares of common stock issued and 1,980,978 shares of common stock outstanding.

For the acquisition of Gold Lion on September 22, 2009, the Company issued 4,225,219 shares to the shareholders of Gold Lion. Subsequently 1,600 shares were issued from the exercise of stock options, bringing the total number of common shares issued as of September 30, 2009 to 6,209,477 including 1,680 shares of treasury shares and an outstanding amount of 6,207,797 shares. The 1,600 options were exercised at $5.15 per share for $8,240 which was recorded as Subscription Receivable.

In 2009, the Company entered into an agreement with the Hebei Leimone, a common shareholder of the Company, to pay expenses related to the listing of the Company on a stock exchange in the United States. In connection with this agreement, the Hebei Leimone paid $929,481 of listing expenses, which was recorded as Additional Paid-in Capital during the year ended December 31, 2009.

On October 16, 2009, Zoom Technologies, Inc. (the "Company") consummated a transaction with certain accredited investors (the "Accredited Investors") pursuant to a Securities Purchase Agreement entered into by the Company and the Investors. The Company raised gross proceeds of ten million five thousand dollars ($10,005,000) and issued to the Accredited Investors an aggregate of (i) 1,241,924 shares of common stock, (ii) 620,969 Series A common stock purchase warrants, (ii) 1,259,326 Series B common stock purchase warrants, (iii) 629,670 Series C common stock purchase warrants, (iv) 625,313 Series D common stock purchase warrants, and (v) 625,313 Series E common stock purchase warrants. The Series A, B, and C warrants as collectively referred to as the "Warrants", while the D and E warrants are collectively referred to as the "Conditional Warrants" or "Make-good Warrants".

The first tranche of $4,967,696 was closed on October 16, 2009 with the sale of 1,241,924 sales of common stock at $4 per share. The second and final tranche of $5,037,304 (representing the amount for the purchase of the Series B warrants at $4.00 per warrant), after shareholders approval was obtained on was closed on November 18, 2009 with the sale of 1,259,326 series B warrants. Subsequently, all B warrants were exercised either cashless or at $0.01 per share (the exercise price) resulting in the issuance to the investors of 1,199,256 shares of common stock as of December 31, 2009 and 59,159 shares of common stock on January 6, 2010 which were included as shares to be issued in the accompanying financial statements.

The Series A and C warrants are exercisable for $6.00 per share of common stock. The Series B warrants are exercisable for $0.01 per share. The Series D warrants are exercisable for $0.01 per share only if the Company fails to meet certain performance targets for fiscal year 2009 as follows: if the Company achieves net income (as defined in the warrant) of at least $5,220,000 for the 2009 fiscal year, then the Series D warrants are not exercisable. If the Company achieves at least $4,640,000 but less than $5,220,000 of net income for the 2009 fiscal year, then half of the Series D warrants are exercisable. If the Company achieves net income of less than $4,640,000 for the 2009 fiscal year, then all the Series D warrants are exercisable. The Series E warrants are exercisable for $0.01 per share only if the Company fails to meet certain performance targets for fiscal year 2010 as follows: If the Company achieves adjusted net income (as defined in the warrant) of at least $9,000,000 for the 2010 fiscal year, then the Series E warrants are not be exercisable. If the Company achieves at least $8,000,000 but less than $9,000,000 in adjusted net income for the 2010 fiscal year, then half of the Series E warrants are exercisable. If the Company achieves adjusted net income of less than $8,000,000 for the 2010 fiscal year, then all the Series E warrants are exercisable.

Each of the Warrants and the Make-good Warrants may be exercised for cash or cashlessly, and the Series A and C warrants have full-ratchet anti-dilution protection for the life of the warrant, which is five years. The Series B, D and E warrants have full-ratchet anti-dilution protection for 12 months from the closing date, and have weighted average price anti-dilution protection for the remaining life of the warrant.

The Company has agreed to register the shares of common stock issued and issuable upon exercise of the Warrants and the Make-good Warrants for resale with the Securities and Exchange Commission ("SEC") on Form S-3 no later than 30 calendar days after the closing. The Company filed a registration statement with the SEC on Form S-3 on November 12, 2009; which was later declared effective with the Prospectus filed on November 30, 2009.

The Company received net proceeds of $8.9 million from this private placement offering after payment of placement agent fees of $765,950 and other offering costs and related expenses of $340,492. The Company also issued 191,488 placement agent warrants, exercisable at $6.00 per share for five years.

During the last quarter of 2009, 111,450 options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $4.60 per share.

WARRANTS

The Company granted Series A, B, C, D & E warrants to the accredited investors as part of its private place offering on October 16, 2009 and November 18, 2009.

Following is the brief description of warrants:

Series A Warrants: The Series A warrants shall have an exercise price of $6.00 and a term of exercise equal to 5 years from the issue date subject to the Exchange Cap (as defined in the agreement).

Series B Warrants: The Series B warrants shall have an exercise price of $0.01 and a term of exercise equal to three (3) months from the issue date provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement) until the warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). All B Warrants were exercised as of the date of this annual report.

Series C Warrants: The Series C warrants shall be exercisable only upon the exercise of the Series B warrants. The Series C warrants shall have an exercise price of $6.00 and a term of exercise equal to 5 years from the issue date.

Series D Warrants: The Series D warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2009. The Series D warrant shall have an exercise price of $0.01 and a term of exercise equal to three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap (as defined in the agreement) until the warrant can be exercised in full by the holder without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in this annual report exceeds the eligibility threshold pursuant to the agreement, the Series D Warrants became ineligible for exercise.

Series E Warrants: The Series E warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants shall have an exercise price of $0.01 and a term of exercise equal to three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement).

The following summary represents warrants activity during the year ended December 31, 2009:

	Number of	Weighted Average	Aggregate
	Warrants	Exercise Price	Intrinsic Value
Balance, December 31, 2008	-	-
Granted	1,442,127	$6.00
Lapsed	-	-
Exercised in 4th quarter	(18,881)	$6.00
Balance, December 31, 2009	1,423,246	$6.00	$256,184

The following presents warrants summary as of December 31, 2009:

		Warrants Outstanding		Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Warrants	1,423,246	4.79 years	$6.00	1,423,246	$6.00

The Company determined the grant date fair value of A, C and placement agent warrants of $3.26 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.87 per share, exercise price of $6 per share, expected life of 5 years, volatility of 46.63% and discount rate of 2.37%. These warrants were recorded net off the value of proceeds.

NOTE 18 - STOCK OPTIONS

Previous Plan

Prior to the acquisition of Gold Lion, the Company issued stock options to its previous employees, officers and directors. Pursuant to terms of the Share Exchange Agreement, outstanding stock options at the closing of the acquisition will remain valid for the full life of the options regardless if the employee, officer and director will or will not remain in any capacity with the Company. There are 423,100 shares of options outstanding as of September 22, 2009, the effective date of the reverse merger between Zoom and Gold Lion, with expiration in 3 years from the date of grant and in various stages of vesting. The non-cash compensation charges of these stock options will be recorded by the spun-off subsidiary, Zoom Telephonics, and shall not be expensed by the Company.

On the closing of the acquisition, 30,000 stock options were granted to 4 exiting directors of the Company, in exchange for their anticipated cooperation with post-acquisition management, including the provision of any historical information about the Company that may be needed in future activities. Such options are exercisable at $10.14 per share, vest in 6 months from the date of grant and will expire in 2 years. The non-cash compensation charges of these 30,000 shares of options will be expensed by the Company.

During the last quarter of 2009, 113,050 options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $4.60 per share.

The following summary represents options activity during the year ended December 31, 2009 under the previous plan.

	Under
	Previous	Weighted Average	Aggregate
	Plan	Exercise Price	Intrinsic Value
Balance, December 31, 2008	231,300	$4.09
Granted	193,400	$3.03
Lapsed	-	-
Exercised	(113,050)	$4.60
Balance, December 31, 2009	311,650	$3.25	$913,134

The following represents options summary as of December 31, 2009 under the previous plan.

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Options	311,650	1.58 years	$3.25	119,150	$3.25

The Company determined the grant date fair value of 30,000 options of $2.77 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $10.14 per share, exercise price of $10.14 per share, expected life of 2 years, volatility of 47.26% and discount rate of 1.54%.

THE 2009 EQUITY INCENTIVE COMPENSATION PLAN

On December 10, 2009, the Company's Board of Directors approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), and a total of 1,100,000 options were granted on the same day to current employees, executives and directors of the Company, with an exercise price of $6.18 per share, expiration between 1 and 3 years, and vesting over the life of the options.

The following summary represents options activity during the year ended December 31, 2009 under the New Plan.

Under
	the New	Weighted Average	Aggregate
	Plan	Exercise Price	Intrinsic Value
Balance, December 31, 2008	-	-
Granted	1,100,000	$6.18
Lapsed	-	-
Exercised	-	-
Balance, December 31, 2009	1,100,000	$6.18	$-

The following represents options summary as of December 31, 2009 under the New Plan.

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Options	1,100,000	2.82 years	$6.18	-	$6.18

The Company determined the grant date fair value of 865,000 options of $1.79 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 3.25 years, volatility of 39.18% and discount rate of 1.26%.

The Company determined the grant date fair value of 235,000 options of $1.20 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 1.5 years, volatility of 39.18% and discount rate of 0.78%.

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

TCB Digital had pre-tax profit of approximately $340,800 and $654,000 for the years ended December 31, 2009 and 2008 respectively, while JS Leimone had pre-tax profit of approximately $371,600 and $299,000 for the years ended December 31, 2009 and 2008 respectively, while Profit Harvest had pre-tax profit of approximately $7,034,100 and $1,942,000 for the years ended December 31, 2009 and 2008 respectively. The additional deducted expenses in 2008 were the additional 50% of R&D expenses deducted before income tax.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Inventory impairment	$33,370	$92,116
Buy-back reverse	63,175	290,550
Bad debt allowance	8,185	-
Expenses deductible in next year	304,524	171,490
Long-term investment impairment	16,454	-
Carryforward operating loss	99,437	-
Accrued rental deductible in next year	823	-
Understated cost and expenses	-	58,679
	525,967	612,835
Less: Valuation allowance	-	-

Total deferred tax assets	525,967	612,835

Deferred tax liabilities
Understated sales	(21,746)	(11,879)

Deferred tax assets, net	$504,222	$600,956

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008

US statutory rates	34.0%	34.0%
Tax rate difference	(16.5)%	(14.6)%
Effect of tax holiday	(1.2)%	(3.1)%
Tax for prior year	(0.2)%	0%
Other	(0.0)%	(1.0)%

Tax per financial statements	16.2%	15.3%

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

In accordance with the Chinese Company Law, the Company allocated 10% of its net income to surplus. For the years ended December 31, 2009 and 2008, the Company appropriated $64,185 and $65,415 to statutory surplus reserve respectively. As of December 31, 2009 and 2008, the Company's statutory surplus reserve amounted to $633,378 and $569,193 respectively.

NOTE 22 - CONCENTRATION DISCLOSURE

(a) During the reporting period, the customers representing 10% or more of the Company's consolidated sales are:

Year ended December 31, 2009	Sales revenue	% to Total sales

Beijing Baina Wei'er Science and Technology Co., Ltd.	$57,855,987	31%

CEC CoreCast Technology Co., Ltd.	30,485,966	16%

Total	$88,341,953	47%

Year ended December 31, 2008	Sales revenue	% to Total sales

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$11,850,174	15%

Beijing Xingwang Shidai Tech & Trading Co., Ltd.	11,524,309	14%

Total	$23,374,483	29%

(b) During the reporting period, the suppliers represented 10% or more of the Company's consolidated purchases are:

Year ended December 31, 2009	Total purchase	% to Total purchase

Beijing Tianyu Communication Equipment Co.Ltd	$42,276,853	25%

CEC CoreCast Corporation Limited	29,598,025	17%

Total	$71,874,878	42%

Year ended December 31, 2008	Total purchase	% to Total purchase

Beijing Xingwang Shidai Tech & Trading Co., Ltd.	$13,044,908	19%

Beijing Orsus Xelent Technology & Trading Co., Limited.	11,024,042	16%

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	7,169,310	10%

Total	$31,780,926	45%

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

  Product risk of obsolescence

  From the second half of year 2007, the Company began to involve in the agent business of some famous high-end smart phones. Because of the restructure of China Unicom, one type of smart phones could not be sold as expected and inventory impairment loss arose. Such uncertain and unpredictable events could take significant effect on the profits that the Company will make in the future.

  Exchange risk

  The Company can not guarantee the Renminbi and US dollars exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

  Interest risk

  The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2009 and 2008 and believes its exposure to interest rate risk is not material.

NOTE 24 - COMMITMENT

Operating lease commitment

The Company has an operating lease of the TCB Digital premises through TCBGCL, a common shareholder of TCB Digital. Pursuant to these leases which rates of rent are all at Rmb 8 per square meter per month for production facilities and dormitory space, the commitment of the Company as of December 31, 2009 is as follows:

Year Ended December 31

2010	$230,176
2011	229,483
2012	111,405

Total minimum lease payments	$571,064