Form 10-Q
period 2010-03-31
ZOOM TECHNOLOGIES INC
filed 2010-05-12
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

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
Room 708 CEC Building
No.6 Zhongguancun South Street
Haidian District, Beijing, China 100086

U.S. correspondence office:
c/o Ellenoff Grossman & Schole LLP
150 East 42nd Street
New York, NY 10017
 (Address of principal executive offices including zip code)

(917) 609-0333
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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of May 10, 2010 is 8,980,634.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For March 31, 2010

-i-

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 334,784	$ 1,472,300
Restricted cash	12,975,234	11,993,214
Accounts receivable, net	18,907,576	16,835,074
Other receivables and prepaid expenses	294,629	311,808
Advance to suppliers	40,554,453	27,471,601
Inventories, net	1,472,718	1,534,989
Due from related parties	6,808,514	12,221,778
Deferred tax assets, net	450,611	504,222
Total current assets	81,798,519	72,344,986

Property, plant and equipment, net	5,269,029	5,673,923
Construction in progress	48,196	32,849
Goodwill	103,057	103,057

TOTAL ASSETS	$ 87,218,801	$ 78,154,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 20,962,245	$ 16,000,702
Notes payable	25,950,469	23,986,427
Accounts payable	1,669,082	2,439,925
Advance from customers	2,248,447	51,243
Dividends payable	579,673	579,579
Taxes payable	2,046,570	1,603,557
Accrued expenses and other payables	154,270	127,484
Due to related parties	2,904,878	5,245,415

Total current liabilities	56,515,634	50,034,332

TOTAL LIABILITIES	56,515,634	50,034,332

STOCKHOLDERS' EQUITY
Common stock: authorized 25,000,000 shares, par value $0.01
Issued 8,982,314 shares and outstanding 8,980,634 shares; and Issued 8,780,988 shares and outstanding 8,779,308 shares at March 31, 2010 & December 31, 2009 respectively	89,806	87,793
Shares to be issued	4,900,526	592
Subscription receivable	-	(378)
Deferred expenses	(508,500)	-
Additional paid-in capital	14,238,719	14,309,538
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	665,064	633,378
Accumulated other comprehensive income	211,161	210,773
Retained earnings	8,118,495	6,254,479

TOTAL STOCKHOLDERS' EQUITY	27,707,949	21,488,853
Noncontrolling interest	2,995,218	6,631,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 87,218,801	$ 78,154,815

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009

Net revenues	$ 50,979,269	$ 28,816,557
Cost of sales	(46,801,015)	(26,131,951)

Gross profit	4,178,254	2,684,606

Operating expenses:
Sales and marketing expenses	(44,076)	(1,048,323)
General and administrative expenses	(904,641)	(787,482)
Non-cash equity-based compensation charges - options	(369,659)	-
	(1,318,376)	(1,835,805)

Income from operations	2,859,878	848,801

Other income (expenses)
Interest income	187	154,170
Other income	-	399,158
Interest expense	(257,626)	(320,907)
Exchange loss	(155)	(24,903)
Other expenses	(14,853)	(31,560)
Total other income (expenses)	(272,447)	175,958
Income before income taxes and
noncontrolling interest	2,587,431	1,024,759

Income tax expense	(548,126)	(178,208)

Income before noncontrolling interest	2,039,305	846,551
Less: Loss (income) attributable to
noncontrolling interest	(143,603)	44,781

Net income attributable to Zoom Technologies Inc	1,895,702	891,332

Other comprehensive income	388	16,660

Comprehensive income	$ 1,896,090	$ 907,992

Basic and diluted income/(loss) per common share:
Basic	$ 0.21	$ 0.45
Diluted	$ 0.20	$ 0.45

Weighted average common shares outstanding:
Basic	8,903,851	1,978,478
Diluted	9,257,582	1,978,478

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Income including noncontrolling interest	$ 2,039,305	$ 846,551
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	405,019	394,928
Non-cash equity-based compensation charges	369,659	-
Provision for inventory obsolescence	-	308,350
Provision for doubtful receivables	-	39,882
Investment income	-	(3,245)
Deferred tax assets	53,692	-
Changes in operating assets and liabilities:
Accounts receivable	(1,636,001)	6,950,079
Inventories	62,518	77,581
Advances to suppliers	117,715	(11,541,642)
Prepaid expenses and other assets	16,724	446,697
Accounts payable	(771,267)	(477,465)
Advance from customers	2,197,215	5,238,238
Related parties-net	(4,472,721)	(3,627,940)
Accrued expenses and other current liabilities	470,364	(107,897)
Net cash used in operating activities	(1,147,778)	(1,455,883)

Cash flows from investing activities:
Restricted cash	(980,100)	(3,213,283)
Purchase of property and equipment and other long-term assets	(14,843)	(23,333)
Net cash used in investing activities	(994,943)	(3,236,616)

Cash flows from financing activities:
Issuance of shares for cash	170,490	-
Proceeds from short-term loans	18,124,528	4,819,925
Advance to related parties	(3,637,028)	(7,351,115)
Repayment on borrowing from related parties	(10,074,820)	-
Proceeds from notes payable	1,960,199	6,426,566
Collection on advance to related parties	272	7,954,414
Receipt from related parties	7,629,484	108,119
Repayments on short-term loans	(13,165,517)	(4,819,925)
Net cash provided by financing activities	1,007,608	7,137,984

Effect of exchange rate changes on cash & cash equivalents	(2,403)	14,840

Net increase (decrease) in cash and cash equivalents	(1,137,516)	2,460,325

Cash and cash equivalents, beginning balance	1,472,300	812,769

Cash and cash equivalents, ending balance	$ 334,784	$ 3,273,094

SUPPLEMENTARY DISCLOSURES:

Interest paid	$ 292,422	$ 297,134
Income tax paid	$ 5,945	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC.
MARCH 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom or the "Company"), pursuant to the share exchange agreement dated January 28, 2009, (and later amended on May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI"). In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

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

Gold Lion owns 100% of the outstanding stock of Jiangsu Leimone Electronics Co., Ltd., ("Jiangsu Leimone"), a foreign investment enterprise organized under the laws of the PRC that engages in the manufacturing, research and development, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. Jiangsu Leimone owned 51.03% of the outstanding capital stock of TCB Digital; until March 31, 2010 when Mr. Gu, the Chairman & CEO of the Company, exercised his option to purchase an additional 28.97% of TCB Digital and transferred such ownership to the Company and resulted in an increase in our Company's ownership of TCB Digital to 80%. Gold Lion also owns 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong.

Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion and held an option indirectly to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, which he exercised as of March 31, 2010.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned approximately 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who holds an option to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the additional 28.97% interest in TCB Digital for an additional 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option (See Subsidiary details).

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

The Subsidiaries

Gold Lion was founded by Mr. Gu Lei ("Gu") in September 2002 in the BVI. Pursuant to an agreement dated June 30, 2007, Mr. Cao Wei ("Cao"), purchased from Gu 29.4% of the outstanding shares of the Company. Through a resolution of the Company on November 26, 2008, the Company's issued 705 shares to Gu and 294 shares to Mr. Du Songtao ("Du"), resulting in 1,000 issued and outstanding shares of Common Stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Cao, including all rights to such shares. As such, Gu and Cao jointly control 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion.

Pursuant to the capital injection agreement ("the Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, approximately $1,286,000. Pursuant to this Agreement, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% respectively of TCB Digital, or 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 28.97% of TCB Digital to the Company. The Company will issue 2,402,576 common shares to Mr. Gu as purchase consideration and 60,000 common shares to an investment banker as compensation cost as part of this transaction. This transaction will be recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51 with the excess of fair value of shares over the carrying value of minority interests will be charged to additional paid in capital. The Company's ownership interest in TCB Digital is increased to 80% as at March 31, 2010. The Company recorded the value of shares to be issued as part of this transaction amounting to $4.9 million in the accompanied financial statements.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement, pursuant to which, GD Industrial Company transferred 60% of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. ("Nantong Zong Yi") for $10,273 to the Company. In July 2008, Nantong Zong Yi changed its name to Jiangsu Leimone Electronic Co., Ltd. ("Jiangsu Leimone"). Before the acquisition, Jiangsu Leimone had no operating activities. In January 2008, the Company invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase the Company's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, the Company acquired the remaining 20% of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for $103,214 (HK$800,000). After this transaction, the Company owned 100% of Jiangsu Leimone.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% of TCB Digital to Jiangsu Leimone on December 30, 2008.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone and its 80%-owned joint venture TCB Digital as of and for the quarterly period ended March 31, 2010. As of June 30, 2007, Gu and Cao jointly acquired 51.03% equity of TCB Digital through Hebei Leimone and Beijing Depu respectively, and Gu controlled 100% of Profit Harvest in 2007. As Gu and Cao transferred their 51.03% equity interest of TCB Digital into Jiangsu Leimone on December 30, 2008, and 100% equity interest of Profit Harvest was transferred to Gold Lion on December 22, 2008, and Gu exercised the option to acquire 28.97% equity of TCB Digital on March 31, 2010, the consolidated financial statements as of March 31, 2010 include the consolidation of balance sheets at March 31, 2010 and December 31, 2009 and operating results for the quarterly periods ended March 31, 2010 and 2009 of TCB Digital, Jiangsu Leimone and Profit Harvest.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity and were $211,161 and $210,773 as of March 31, 2010 and December 31, 2009, respectively.

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

Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. The allowance for doubtful accounts as of March 31, 2010 and December 31, 2009 was $18,911 & $18,908 respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requires; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For 2009, the Company performed an annual impairment review of long-lived assets and concluded that there was impairment loss for long-term investments of $65,816.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of March 31, 2010 and December 31, 2009, the Company did not incur any impairment loss for goodwill.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs during the three months ended March 31, 2010 and 2009 were $0 and $0 respectively.

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

  •   Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2010 are as follows:

	Carrying value as of March 31,	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$334,784	$334,784	-	-

Restricted cash	$12,975,234	$12,975,234	-	-

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of March 31, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Notes receivable are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the notes amount as collateral. These notes receivable can be sold to any third party at a discount before maturity. The Company does not maintain an allowance for notes receivable in the absence of bad debt experience and the payments are undertaken by the banks.

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of ASC 810, previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-reported in equity" for reporting noncontrolling interest ("NCI") in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures were adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption. Noncontrolling interest includes a credit of $567,481 representing its share of increase in additional paid in capital as a result of certain expenses paid by an entity related to the Company's principal shareholder on behalf of the Company.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows", previously AFAS No. 95, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 "Amendments to Certain Recognition and Disclosure Requirements," effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC's literature. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 "Scope Exception Related to Embedded Credit Derivatives." This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging - Embedded Derivatives - Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are "clearly and closely related" to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

NOTE 3 - MERGER AND ACQUISITION

The Company acquired 60% equity in Jiangsu Leimone on November 30, 2007. As of November 30, 2007, the net assets of Jiangsu Leimone were Nil. The purchase consideration was $10,273 which was higher than 60% of total net assets of Jiangsu Leimone and resulted in goodwill of $10,273. On January 1, 2008, the Company invested $4,972,466 (HK$38,800,000) in Jiangsu Leimone. After this investment, the net assets of Jiangsu Leimone were $4,976,051 and the Company owned 80% of Jiangsu Leimone. The fair value of the 80% of equity interest of Jiangsu Leimone Electronic Co., Ltd on January 1, 2008 was $3,981,085. The agreed purchase consideration was $4,972,466 (HK$38,800,000) which was higher than 80% of total net assets of Jiangsu Leimone and resulted in goodwill of $991,381. The Company acquired the remaining 20% of equity of Jiangsu Leimone on November 30, 2008. As of November 30, 2008, the net assets of Jiangsu Leimone were $5,001,783 and therefore 20% of total assets of Jiangsu Leimone were $1,000,357. The agreed purchase consideration was $101,760 which was lower than 20% of total net assets of Jiangsu Leimone and resulted in negative goodwill of $898,597. Therefore, the total goodwill resulting from the acquisition of Jiangsu Leimone was $103,057. As of March 31, 2010 and December 31, 2009, goodwill amounted to $103,057 and $103,057 respectively.

The following table summarizes goodwill resulting from the acquisition of Jiangsu Leimone:

November 30, 2007	$10,273
January 1, 2008	991,381
November 30, 2008	(898,597)

Total goodwill	$103,057

The following table summarizes the fair values of the assets acquired and liabilities assumed from Jiangsu Leimone as of the dates of acquisition.  The total consideration for the acquisition exceeded the fair value of the net assets acquired by $103,057.

	November 30, 2007	January 1, 2008	November 30, 2008

Cash	$39,231	$5,010,704	$79,411
Accounts receivable	-	-	18,475
Other receivables	-	-	(4,750)
Advance to suppliers	-	-	4,665,134
Inventories	-	-	246,854
Due from related parties	-	-	45,431
Other assets	-	-	217,569
Fixed assets			1,708,102
Accounts payable			(388,235)
Advance from customers			(115,716)
Salary payable		(21,401)	(52,961)
Taxes payable			(5,138)
Other Payable			(1,111,614)
Due to related parties	(39,231)	(39,648)
Affect from foreign currency translation	-	200	(258,357)
Net assets acquired	$ -	$ 4,949,855	$ 5,001,783

There was no impairment of goodwill as at March 31, 2010 and December 31, 2009.

NOTE 4 - RESTRICTED CASH

Restricted cash as of March 31, 2010 and December 31, 2009 was $12,975,234 and $ 11,993,214 respectively. Restricted cash was deposits in banks representing collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid.

NOTE 5 - ACCOUNTS RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company's accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$18,926,427	$16,853,982
Less: Allowance for doubtful accounts	(18,911)	(18,908)

Accountants receivable, net	$18,907,576	$16,835,074

NOTE 6 - INVENTORIES

Inventories, by major categories, as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$1,302,299	$1,290,657
Work in progress	44	44
Low value consumables	15,013	15,332
Finished goods	288,934	362,436
	1,606,220	1,668,469
Less: Allowance for obsolete inventories	(133,502)	(133,480)

Inventories, net	$1,472,718	$1,534,989

NOTE 7 - ADVANCE TO SUPPLIERS

As of March 31, 2010 and December 31, 2009, the Company's advance to suppliers consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Beijing Orsus Xelent Technology & Trading Company Limited	$2,331,320	$2,427,330
Yuechangrui	1,960,000	-
CEC CoreCast Technology Co., Ltd.	8,609,289	4,591,361
Beijing HYT Technology & Trade Co., Ltd.,	-	2,523,548
Beijing Zhongdian Yiren Information Technology Co., Ltd.	10,637,064	10,635,353
Shanghai Spreadbridge Information Technology Co., Ltd.	13,197,264	-
Shunming	3,223,890	5,882,205
Ytone Co., Ltd.	-	433,450
Sibo Technologies Limited	-	273,450
Shenzhen Huirongyuan Industrial Co., Ltd.	155,059	155,034
Others	440,567	549,870

Total advance to suppliers	$40,554,453	$27,471,601

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are meant to ensure preferential pricing. The amounts advanced under such arrangements totaled $8,609,289 and $4,591,361 as of March 31, 2010 and December 31, 2009, respectively. See Note 12 for notes payable details.

NOTE 8 - OTHER RECEIVABLES & PREPAID EXPENSES

As of March 31, 2010 and December 31, 2009, the Company's other receivables and prepaid expenses consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Advance to employees	$74,812	$27,156
Deposit for rental of equipment lease	43,885	49,730
Prepaid expenses	43,105	155,047
Others	132,827	79,875

Total other receivables	$294,629	$311,808

The loan to third parties bears no interest.

The deposit for rental of equipment lease will be recovered in one year.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Machinery and Equipment	$8,471,311	$8,462,827
Electronic Equipment	1,685,451	1,693,094
Transportation Equipment	169,683	169,655
Workshop reconstruction	60,956	60,946
Assembly line reconstruction	119,489	119,470
Office equipment	18,602	18,599
	10,525,492	10,524,591
Less: Accumulated depreciation	(5,256,463)	(4,850,668)

Total property, plant and equipment, net	$5,269,029	$5,673,923

Depreciation for the three months ended March 31, 2010 and 2009 was $404,729 and $394,928 respectively.

NOTE 10 - SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of March 31, 2010 and December 31, 2009, the Company's short term loans consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Bank of Communications Tianjin Branch ("BOCTB"), due from March 3, 2009 to March 2, 2010 with interest at 5.841%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	$-	$4,387,762

BOCTB, due from May 15, 2009 to February 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	2,925,174

BOCTB, due from May 25, 2009 to January 24, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	2,925,174

BOCTB, due from June 15, 2009 to March 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	2,925,174

Northern International Trust & Investment Co., Ltd, due from October 14, 2009 to October 14, 2010 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,755,387	1,755,104

BOCTB, due from December 04, 2009 to August 14, 2010 with interest at 5.841%, secured by production machinery	1,082,488	1,082,314

BOCTB, due from January 25, 2010 to July 21, 2010 with floating interest, secured by production machinery	2,925,645	-

BOCTB, due from January 28, 2010 to June 15, 2010 with floating interest, secured by production machinery	2,925,645	-

BOCTB, due from March 4 to November 3, 2010 with floating interest, guaranteed by TCBGCL, the common shareholder of TCB Digital.	4,388,467	-

BOCTB, due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL, the common shareholder of TCB Digital.	2,925,645	-

BOCTB, due from December 25, 2009 to August 14, 2010 with floating interest, guaranteed by TCBGCL, the common shareholder of TCB Digital.	2,033,323	-

China Bohai Bank, due from January 7 to April 6, 2010 with interest at 5.832%, Guaranteed by Tianjin Zhonghuan Electronic Communication Group, paid on April 6, 2010	2,925,645	-

Total short-term loans	$20,962,245	$16,000,702

NOTE 11 - NOTES PAYABLE

These notes are payable in three or six months and bear no interest. The balance of notes payable as of March 31, 2010 and December 31, 2009 consisted of the following (all were bankers' acceptances):

	March 31, 2010	December 31, 2009
	(Unaudited)
CoreCast, honored by the BOCTB, from July 10, 2009 to January 10, 2010, secured by $2,193,881 of cash in bank, paid on January 10, 2010.	$-	$4,387,761

CoreCast, honored by the BOCTB, from August 10, 2009 to February 10, 2010, secured by $877,552 of cash in bank.	-	1,755,104

Beijing Orsus, honored by the BOCTB, from August 17, 2009 to February 18, 2010, secured by $731,294 of cash in bank.	-	1,462,587

CEC CoreCast Technology Co., Ltd., ("CoreCast Tech.") honored by the BOCTB, from September 21, 2009 to March 21, 2010, secured by $1,813,608 of cash in bank.	-	3,627,216

CoreCast Tech., honored by the BOCTB, from September 23, 2009 to March 23, 2010, secured by $2,720,412 of cash in bank.	-	5,440,824

CoreCast Tech., honored by the BOCTB, from September 25, 2009 to March 25, 2010, secured by $1,170,070 of cash in bank.	-	2,340,139

CoreCast Tech., honored by the BOCTB, from September 27, 2009 to March 27, 2010, secured by $1,755,104 of cash in bank.	-	3,510,209

Beijing Orsus., honored by the BOCTB, from October 21, 2009 to April 21, 2010, secured by $292,564 of cash in bank, paid on April 21, 2010	585,129	585,035

Beijing Orsus., honored by the BOCTB, from December 10, 2009 to June 10, 2010, secured by $438,847 of cash in bank	877,693	877,552

CoreCast Tech., honored by the BOCTB, from January 12 to July 12, 2010, secured by $877,693 of cash in bank.	1,755,387	-

CoreCast Tech., honored by the BOCTB, from January 14 to July 14, 2010, secured by $1,316,540 of cash in bank.	2,633,080	-

Beijing Orsus., honored by the BOCTB, from March 04 to September 04, 2010, secured by $438,847 of cash in bank.	877,693	-

CoreCast Tech., honored by the BOCTB, from March 16 to September 16, 2010, secured by $219,423 of cash in bank.	438,847	-

Beijing Orsus., honored by the BOCTB, from March 16 to September 16, 2010, secured by $292,564 of cash in bank	585,129	-

CoreCast Tech., honored by the BOCTB, from March 18 to September 18, 2010, secured by $329,135 of cash in bank.	658,270	-

CoreCast Tech., honored by the BOCTB, from March 16 to September 16, 2010, secured by $511,988 of cash in bank.	1,023,976	-

CoreCast Tech., honored by the BOCTB, from March 22 to September 22, 2010, secured by $731,411 of cash in bank.	1,462,822	-

CoreCast Tech., honored by the BOCTB, from March 22 to September 22, 2010, secured by $767,982 of cash in bank.	1,535,964	-

CoreCast Tech., honored by the BOCTB, from March 23 to September 23, 2010, secured by $1,097,117 of cash in bank.	2,194,234	-

CoreCast Tech., honored by the BOCTB, from March 24 to September 24, 2010, secured by $1,562,295 of cash in bank.	3,124,589	-

CoreCast Tech., honored by the BOCTB, from March 25 to September 25, 2010, secured by $2,343,441 of cash in bank.	4,686,883	-

CoreCast Tech., honored by the BOCTB, from March 29 to September 29, 2010, secured by $702,155 of cash in bank.	1,404,309	-

CoreCast Tech., honored by the BOCTB, from March 30 to September 30, 2010, secured by $1,053,232 of cash in bank.	2,106,464	-

Total notes payable	$25,950,469	$23,986,427

NOTE 12 - ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2010 and December 31, 2009, the accrued expenses and other payables of the Company were summarized as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Accrued machinery rent	$135,420	$116,515
Welfare & salary payable	18,850	10,969

Total accrued expenses and other payables	$154,270	$127,484

NOTE 13 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.03% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB7,862,700). The Company paid dividends of $495,926 (RMB3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $579,673 and $579,579 as of March 31, 2010 and December 31, 2009 respectively, representing the dividend payable to TCBGCL of RMB3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 14 - RELATED PARTY TRANSCATIONS

Due from related parties

As of March 31, 2010 and December 31, 2009, due from related parties were:

	March 31, 2010	December 31, 2009
	(Unaudited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,626	$5,625
Hebei Leimone	329,135	329,082
Shanghai Spreadbridge Information Technology Co., Ltd.	-	9,864,476
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	224,982	247,909
Leimone (Tianjin) Industrial Co., Ltd.	5,723,445	1,206,832
Beijing Leimone Shengtong Cultural Development Co., Ltd.	-	133,739
TCBGCL (Shareholder)	396,573	-
Gu Lei (Shareholder)	106,811	-
Tianjin Tong Guang Group Special Equipment Co., Ltd.	4,388	-
Shenzhen Leimone	17,554	-
712 (Shareholder)	-	434,115

Total due from related parties	$6,808,514	$12,221,778

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the three months ended March 31, 2010 and 2009, the Company recorded net revenues of Nil and $481,700 from sales to Electronics Science & Tech respectively.

Hebei Leimone is controlled by Gu, the majority shareholder of the Company. The Company sells certain products and provides some technical services to Hebei Leimone. For the three months ended March 31, 2010 and 2009, the Company recorded net revenues of Nil and $219,088 respectively from sales to Hebei Leimone; and as of March 31, 2010 and December 31, 2009, the balances due from Hebei Leimone regarding such sales were $329,135 and $329,082 respectively.

Shanghai Spreadbridge Information Technology Co., Ltd. ("Shanghai Spreadbridge") was controlled by Gu, the majority shareholder of the Company, before March 1, 2010. Shanghai Spreadbridge sells components and raw materials to the Company. For the three months ended March 31, 2010 and 2009, the Company recorded total purchases from Shanghai Spreadbridge of $2,874,711 and nil respectively. Gu transferred all of his ownership of Shanghai Spreadbridge on March 1, 2010 to Zhu Jianying. Shanghai Spreadbridge is no longer a related party as the Company's principal shareholder sold his interest on March 1, 2010. TCB Digital holds 70% shares in Shanghai Spreadbridge, as nominee of the Company's principal shareholder but does not control its operations.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the majority shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months or more. As of March 31, 2010 and December 31, 2009, the balance of such loans was $224,982 and $247,909 and is due on March 30, 2011.

The majority shareholder of the Company Gu borrowed money from the Company, these borrowings bore no interest. As of March 31, 2010 and December 31, 2009, the balances of such loans were $106,811 and Nil respectively. Mr. Gu exercised an option to acquire 28.97% interest in TCB Digital as of March 31, 2010. (Please refer to Note 1.) Since TCB Digital is under Zoom's control, this acquisition was a related party transaction.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the majority shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the three months ended March 31, 2010 and 2009, the Company recorded total purchases from Tianjin Leimone of $12,468,181 and Nil respectively. The amount due from Tianjin Leimone represented advances made of $2,505,236 and $1,206,832 as of March 31, 2010 and December 31, 2009 respectively. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of March 31, 2010 and December 31, 2009, the balance of such loans was $3,218,209 and nil respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

The amount due from TCBGCL represented the advance payment. TCBGCL is a shareholder of TCB Digital.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 28.97% of TCB Digital. (Please refer to Note 1.) 712 purchases raw materials from the Company. For the three months ended March 31, 2010 and 2009, the Company recorded total revenues from such sales to 712 of $1,294,629 and $75,051 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 28.97% of TCB Digital. Due from 712 as of December 31, 2009 amounted to $434,115.

Due to related parties

As of March 31, 2010 and December 31, 2009, due to related parties was:

	March 31, 2010	December 31, 2009
	(Unaudited)
Shanghai Spreadbridge	$-	$815
Zhejiang Leimone	6,147	6,146
Tianjin Tong Guang Group	-	1,791,193
Gu	2,898,731	3,447,261

Total due to related parties	$2,904,878	$5,245,415

Zhejiang Leimone transferred fixed assets to the Company of $37,092. The amount due to Zhejiang Leimone was $6,147 and $6,146 as of March 31, 2010 and December 31, 2009 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and have no repayment term. As of March 31, 2010 and December 31, 2009, the balance of such loans was Nil and $1,791,193 respectively.

Gu provides fund to the Company with no interest and no repayment term. As of March 31, 2010 and December 31, 2009, the balances of funds provided by Gu was $2,898,731 and $3,447,261 respectively.

NOTE 15 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the quarterly period ended March 31, 2010, 26,650 options held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $2.89 per share.

During the first quarter of 2010, there were 100,000 shares of common stock issued to two consultants for their 12 months of service to the Company from January 1, 2010. The shares were valued at $6.78 per share, the closing price on January 10, 2010 which is the date of the consulting agreement. The amounts recorded were a) non-cash compensation charge for the three months ended March 31, 2010 of $169,500 and b) deferred expenses as of March 31, 2010 of $508,500.

The Company issued 59,159 shares of common stock during the period ended March 31, 2010 for the exercise of Series B warrants which were exercised during the year ended December 31, 2009 and were part of shares to be issued as at December 31, 2009.

During the period ended March 31, 2010, 15,157 of Series A warrants were exercised at an exercise price of $6 per share.

The Company received subscription receivable of $378 during the period ended March 31, 2010.

Mr. Gu exercised his option to acquire 28.97% interest in TCB Digital on March 31, 2010 (See Note 1). We have recorded shares to be issued of $4.9 million in the accompanied financial statements.

WARRANTS

The Company granted Series A, B, C, D & E warrants to the accredited investors as part of its private place offering on October 16, 2009 and November 18, 2009.

Following is the brief description of warrants:

Series A Warrants: The Series A warrants shall have an exercise price of $6.00 and a term of 5 years from the issue date subject to the Exchange Cap (as defined in the agreement).

Series B Warrants: The Series B warrants shall have an exercise price of $0.01 and a term of three (3) months from the issue date provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement) until the warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). All B Warrants were exercised in December 2009.

Series C Warrants: The Series C warrants shall be exercisable only upon the exercise of the Series B warrants. The Series C warrants shall have an exercise price of $6.00 and a term of 5 years from the issue date.

Series D Warrants: The Series D warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2009. The Series D warrant shall have an exercise price of $0.01 and a term of exercise equal to three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap (as defined in the agreement) until the warrant can be exercised in full by the holder without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2009 exceeded the eligibility threshold pursuant to the agreement, the Series D Warrants became ineligible for exercise.

Series E Warrants: The Series E warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants shall have an exercise price of $0.01 and a term of three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement).

The following summary represents warrants activity during the year ended December 31, 2009 and the quarter ended March 31, 2010:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2008	-	-

Granted	1,442,127	$ 6.00
Lapsed	-	-
Exercised in 4th quarter	(18,881)	$ 6.00

Balance, December 31, 2009	1,423,246	$ 6.00	$256,184

Granted	-	-
Lapsed	-	-
Exercised in 1st quarter	(15,517)	$ 6.00

Balance, March 31, 2010	1,407,729	$ 6.00	$2,027,130

The following presents warrants summary as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	1,407,729	4.55 years	$6.00	1,407,729	$6.00

The Company determined the grant date fair value of A, C and placement agent warrants of $3.26 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.87 per share, exercise price of $6 per share, expected life of 5 years, volatility of 46.63% and discount rate of 2.37%. These warrants were recorded net off the value of proceeds.

NOTE 16 - STOCK OPTIONS

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

During the period ended March 31, 2010, 26,650 options held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $2.89 per share.

The following summary represents options activity during the year ended December 31, 2009 and the quarter ended March 31, 2010, under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	231,300	$ 4.09

Granted	193,400	$ 3.03
Lapsed	-	-
Exercised	(113,050)	$ 4.60

Balance, December 31, 2009	311,650	$ 3.25	$913,134

Granted	-	-
Lapsed	-	-
Exercised	(26,650)	$ 2.89

Balance, March 31, 2010	285,000	$ 3.28	$1,185,600

The following represents options summary as of March 31, 2010 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	285,000	1.39 years	$3.28	210,900	$3.81

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

The following summary represents options activity during the year ended December 31, 2009 and the quarter ended March 31, 2010, under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	-	-

Granted	1,100,000	$ 6.18
Lapsed	-	-
Exercised	-	-

Balance, December 31, 2009	1,100,000	$ 6.18	$-

Granted	-	-
Lapsed	-	-
Exercised	-	-

Balance, March 31, 2010	1,100,000	$ 6.18	$1,386,000

The following represents options summary as of March 31, 2010 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,100,000	2.57 years	$6.18	58,750	$6.18

The Company determined the grant date fair value of 865,000 options of $1.80 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 3.25 years, volatility of 39.18% and discount rate of 1.26%.

The Company determined the grant date fair value of 235,000 options of $1.20 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 1.5 years, volatility of 39.18% and discount rate of 0.78%.

NOTE 17 - INCOME TAX

TCB Digital and Jiangsu Leimone are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Jiangsu Leimone is exempt from income tax in PRC for two years starting from the first profitable year or the year 2008, whichever is earlier, and is subject to a 50% discount on normal income tax rate for the following three years.

TCB Digital had pre-tax profit (loss) of $358,732 and ($65,567) for the three months ended March 31, 2010 and 2009 respectively, while Jiangsu Leimone had pre-tax profit of $29,889 and $36,153 for the three months ended March 31, 2010 and 2009 respectively, while Profit Harvest had pre-tax profit of $2,887,075 and $1,080,051 for the three months ended March 31, 2010 and 2009 respectively.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred tax assets:	(Unaudited)
Inventory impairment reserve	$33,375	$33,370
Buy-back reverse	12,785	63,175
Bad debt allowance	8,186	8,185
Expenses deductible in next year	223,975	304,524
Inventory shortage	82,647
Long-term investment impairment	16,457	16,454
Carryforward operating loss	99,452	99,437
Accrued rental deductible in next year	823	823
	477,700	525,967
Less: Valuation allowance
	-	-

Total deferred tax assets	477,700	525,967

Deferred tax liabilities
Understated sales	(27,089)	(21,746)

Deferred tax assets, net	$450,611	$504,222

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
US statutory rates	34.0%	34.0%
Tax rate difference	(11.8)%	(18.0)%
Valuation allowance	-	(2.2)%
Effect of tax holiday	-	(0.9)%
Tax for prior year	(1.0)%	-

Tax per financial statements	21.2%	17.3%

NOTE 18 - STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company allocated 10% of its net income to surplus. For the three months ended March 31, 2010 and 2009, the Company appropriated $31,686 and Nil to statutory surplus reserve respectively. As of March 31, 2010 and December 31, 2009, the Company's statutory surplus reserve amounted to $665,064 and $633,378 respectively.

NOTE 19 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers representing 10% or more of the Company's consolidated sales were:

Three months ended March 31, 2010	Sales revenue	% to Total sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$9,577,516	19%

Leimone (Tianjin) Industrial Co., Ltd.	8,236,417	16%

Hong Kong Newway International Industrial Limited	9,992,819	20%

Larson Limited	8,454,425	17%

Beijing Baina Wei'er Science And Technology Co., Ltd.	7,759,787	15%

Total	$44,020,964	87%

Three months ended March 31, 2009	Sales revenue	% to Total sales

CLP Guangtong Beijing Science and Technology Co., Ltd.	$9,211,255	32%

Shenzhen Pengxiang Huateng Electronic Technology Co., Ltd	4,724,633	16%

Kingbong International (HK) Group Co., Ltd	3,184,821	11%

Total	$17,120,709	59%

(b) During the reporting periods, the suppliers represented 10% or more of the Company's consolidated purchases are:

Three months ended March 31, 2010	Total purchases	% to Total purchases

Beijing Beny Wave Science & Technology Co. Ltd	$15,455,579	34%

Leimone (Tianjin) Industrial Co., Ltd.	11,358,591	25%

Total	$26,814,170	59%

Three months ended March 31, 2009	Total purchases	% to Total purchases

CEC CoreCast Corporation Limited	$10,463,270	38%

Hong Kong Westdragon Co., Ltd	3,529,528	13%

Total	$13,992,798	51%

NOTE 20 - OPERATING RISK

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

  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2010 and December 31, 2009 and believes its exposure to interest rate risk is not material.

NOTE 21 - Commitment

Operating lease commitments

The Company has an operating lease of the TCB Digital premises through TCBGCL, a common shareholder of TCB Digital. Pursuant to these leases which rates of rent are all at Rmb 8 per square meter per month for production facilities and dormitory space, the commitments of the Company as of March 31, 2010 for the next 3 years are:

12 months ending March 31, 2011	$229,520
12 months ending March 31, 2012	222,443
12 months ending March 31, 2013	61,120

Total minimum lease payments	$513,083

NOTE 22 - SUBSEQUENT EVENTS

Waiver of Right of Participation

On April 23, 2010 the Company executed agreements with investors from the private sale of equity transaction in October 2009 (the "PIPE Investors") that effectively amended the Securities Purchase Agreement dated as of October 15, 2009. Pursuant to such agreements, the Right of Participation from these investors is postponed for a period of up to 8 months for the Company to more easily conduct fundraising activities during the period of postponement, and the Company will issue a total of 375,000 warrants on a prorate basis to the PIPE Investors. The exercise price of the warrants is initially set at $6.85 per share and can be adjusted to the lower of $6.85 or the offering price per share in a registered offering, if consummated, by the Company pursuant to the Company's Registration Statement on Form S-3 File No. 333-156873. There is no registration right attached to the common stock underlying the warrants.

Acquisition of Nollec Wireless

On April 29, 2010, the Company executed a share exchange agreement (the "Nollec Agreement") to acquire 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company located in Beijing, China. The consideration paid for Nollec Wireless will be US$10.96 million in cash and stock. The consideration agreed upon by the Company and the owners of Nollec Wireless is based on the fair value. Pursuant to the Nollec Agreement, $1.37 million of the total consideration will be paid in cash by the Company and the balance of $9.59 million will be paid by the issuance of 1,342,599 shares of the Company's common stock ("Payment Shares"). The price of the Payment Shares was based on the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The sellers in the transaction will execute lock up agreements which restrict them from transferring the Payment Shares for a period of 6 months from the closing date of the transaction. Closing of the transaction is subject to customary closing conditions and deliverables by the Company and the sellers.

Capital increase of Jiangsu Leimone

On April 16, 2010, Jiangsu Leimone received capital contribution of $300,000 (HK$2,328,650) in cash from Gold Lion. The remaining balance of registered capital of Jiangsu Leimone yet to be contributed, which amounts to approximately $884,162 (HK$6,871,350) shall be made by June 20, 2010.

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

Increased ownership in TCB Digital

Mr. Gu exercised an option to acquire an additional 28.97% of TCB Digital. Under the terms of the Share Exchange Agreement dated January 28, 2009, amended on May 12, 2009, and approved by our shareholders on September 8, 2009, at such time as Mr. Gu completes his acquisition of 28.97% of TCB Digital, Mr. Gu has the option to transfer this stake in TCB Digital for an aggregate of 2,402,576 shares of Zoom common stock. As of March 31, 2010, Mr. Gu exercised his option to acquire the addition 28.97% of TCB Digital and exchanged this ownership in TCB Digital for 2,402,576 shares on our common stock, which increased the Company's ownership of TCB Digital from 51.03% to 80%.

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

The Company has the option of purchasing Mr. Gu's shares in Leimone Culture and on December 1, 2009, Zoom's Board of Directors approved to pursue the acquisition of 100% of Leimone Culture in the event the minority shareholders of Leimone Culture decides to sell their interests. Upon further due diligence and negotiation, terms of the acquisition are expected to be finalized by mid-year 2010.

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

Allowance for doubtful accounts

Gold Lion maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when Gold Lion assesses the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. Gold Lion initially records a provision for doubtful accounts based on its historical experience, and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, Gold Lion considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) its historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

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

Asset Impairment

Gold Lion periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Gold Lion also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. The Company's long-term investment of $65,816 in Tianjin Tong Guang Microelectronics Co., Ltd. ("TTGM") was entirely impaired as of December 31, 2009.

Results of Operations for the Quarter ended March 31, 2010

Revenues

Our revenues were $50,979,269 for the quarter ended March 31, 2010, an increase of 77% or $22,162,712 compared to $28,816,557 in the corresponding period in 2009. The increase of revenues in 2010 as compared to 2009 was mainly due to increase in orders from our domestic EMS customers and also increase in the sales of our own branded phones. In the first quarter of 2010, we sold a total of 71,069 units of our Leimone brand phones of which 6,244 were 3G handsets. Revenues from sales of our own branded products in the first quarter of 2010 totaled $4.63 million while that for the same period a year ago was insignificant.

Cost of sales

For the first quarter of 2010, our cost of sales was $46,801,015 or 91.8% of revenues, while cost of sales for the corresponding period in 2009 was $26,131,951 or 90.7% of revenues. Our competitive pricing for the contract manufacturing was instrumental in capturing significantly increased business activities.

Gross Profit

Gross profit for the first quarter of 2010 rose 56% to $4,178,254 compared to $2,684,606 for the 2009 quarter. Gross profit as a percentage of revenues for the first quarter of 2010 was 8.2%, compared to 9.3% for the 2009 quarter and 6.0% for the whole year of 2009.  The reasons for the increase in gross margins for the first quarter of 2010 over that for the year 2009 are: a) the demand for EMS services has increased from last year and pricing of our processing fess has been relaxed, and b) sales of our own branded products generally carry a higher margin than the EMS activities.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and this was $44,076 for the first quarter in 2010 compared to $1,048,323 for the 2009 period.  This expense has been relative stable compared to the 4th quarter of 2009. The higher amount in the first quarter of 2009 was a result of the gearing up of Profit Harvest's in its preparation to make sales in Hong Kong and the southern cities of China.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and this was $904,641 for the first quarter of 2010 compared to $787,482 for the same 2009 period.

Non-cash compensation charges include stock option charges based on a Black-Scholes pricing model and values of common stock issued to consultants for services. Such charges for the first quarter of 2010 and 2009 were $369,659 and $0, respectively.

For the first quarter of 2010, total operating expenses were $1,318,376 or 2.6% of revenues, which was a decrease of $517,429 from $1,835,805 and a reduction from 6.4% of revenues for the 2009 period. This was a result of management's continued emphasis on cost control and operational efficiency.

Research and development expense

We did not record R&D expenditures in the first quarter of 2010 as we either built in such charges to our customers or absorbed such costs into our general and administration expenses.

Other income/(expenses)-net

The Company's other expenses-net was $272,447 for the first quarter of 2010, was mainly comprised of interest expense of $257,626.  For the corresponding 2009 period, other income-net was $175,958 mainly included interest expense of $320,907 offset by interest income of $154,170 and a non-recurring debt relief of $425,038.

Net income

For the quarter ended March 31, 2010, the Company's net income from operations was $1,895,702 or an increase of $1,004,370 or 113% compared to $891,332 for the 2009 period. Net margins, the ratio of net income over revenues, for the first quarter of 2010 and 2009 were 3.8% and 3.1% respectively.

Other comprehensive income

For the first quarter of 2010, the Company's other comprehensive income was $388 compared to $16,660 for the 2009 period. Other comprehensive income in 2010 and 2009 resulted from foreign currency exchange changes particularly the Renminbi against the U.S. dollar. This gain for the first quarter of 2010 can result in a loss in future periods if the trend in the exchange rate of the Reminbi to the U.S. dollar reverses.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of March 31, 2010, the Company had cash and cash equivalents of $334,784. This represented a decrease of $1,137,516 from $1,472,300 as of December 31, 2009.

Net cash used in operating activities for the three months ended March 31, 2010 was $1,147,778 compared to net cash used in operating activities for the 2009 period of $1,455,883. In the first three months of 2010, operational use of funds included an increase in accounts receivable of $1,636,001 and advances made to related parties of $4,472,721 and a decrease in accounts payable of $771,267; while offset by an increase in advances from customers of $2,197,215 and an increase in accrued expenses and other current liabilities of 470,364.

Net cash used for investing activities was to $994,943 in the first quarter of 2010 which was primarily cash used as deposits in the amount of $980,100 for securing interest free credit facilities such as banker acceptances.

Net cash provided by financing activities was $1,007,608 in the first quarter of 2010 which included proceeds from short-term loans of $18,124,528, proceeds from notes payable of $1,960,199, receipts from related parties in the amount of $7,629,484. During this period, there was an outflow due to advance to related parties of $3,637,028 and repayment of short-term loans of $13,165,517 and also an outflow of $10,074,820 for repayment of borrowing from related parties.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans to fund its operational cash needs. The Company may also contemplate one or more equity fundraises for its expansion needs, provided that conditions of the capital market allow for financing at acceptable terms.

Off Balance Sheet Arrangements

As of March 31, 2010, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of March 31, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:

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

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 4. Reserved.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 12, 2010 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits filed herewith:

31.1    Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO     PDF
31.1    Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO     PDF
32.0    Section 1350 Certifications     PDF