Form 10-Q
period 2010-06-30
ZOOM TECHNOLOGIES INC
filed 2010-08-19
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-18672

ZOOM TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	51-0448969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Headquarters:
Sanlitun SOHO, Building A, 11th Floor
No.8 Worker Stadium North Road
Chaoyang District, Beijing, China 100027

U.S. correspondence office:
c/o Ellenoff Grossman & Schole LLP
150 East 42nd Street
New York, NY 10017
 (Address of principal executive offices including zip code)

(917) 609-0333
(Registrant's telephone number, including area code)

Former headquarters:
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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of August 16, 2010 is 12,979,776.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For June 30, 2010

-i-

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 2,917,641	$ 1,472,300
Restricted cash	12,293,276	11,993,214
Notes receivable	607,573	-
Accounts receivable, net	26,343,988	16,835,074
Other receivables and prepaid expenses	492,678	311,808
Advance to suppliers	23,002,457	27,471,601
Inventories, net	1,404,499	1,534,989
Due from related parties	12,230,017	12,221,778
Deferred tax assets, net	117,816	504,222
Total current assets	79,409,945	72,344,986

Property, plant and equipment, net	5,270,457	5,673,923
Research and development contracts in progress	767,594	-
Construction in progress	-	32,849
Construction in progress deposit - related parties	9,429,251	-
Intangible assets	183,463	-
Goodwill	8,498,897	103,057

TOTAL ASSETS	$ 103,559,607	$ 78,154,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 21,761,975	$ 16,000,702
Notes payable	24,586,552	23,986,427
Accounts payable	1,953,854	2,439,925
Advance from customers	273,492	51,243
Dividends payable	582,014	579,579
Taxes payable	3,000,310	1,603,557
Interest payable	356,205	-
Accrued expenses and other payables	1,349,196	127,484
Due to related parties	5,393,452	5,245,415

Total current liabilities	59,257,050	50,034,332

Long-term payables	580,000	-

TOTAL LIABILITIES	59,837,050	50,034,332

STOCKHOLDERS' EQUITY
Common stock: authorized 25,000,000 shares, par value $0.01 Issued 12,981,456 shares and outstanding 12,979,776 shares; and Issued 8,780,988 shares and outstanding 8,779,308 shares at June 30, 2010 and December 31, 2009, respectively	129,798	87,793
Shares to be issued	-	592
Subscription receivable	-	(378)
Deferred expenses	(423,979)	-
Additional paid-in capital	29,907,832	14,309,538
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	689,473	633,378
Accumulated other comprehensive income	321,776	210,773
Retained earnings	10,128,734	6,254,479

TOTAL STOCKHOLDERS' EQUITY	40,746,312	21,488,853
Noncontrolling interest	2,976,245	6,631,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 103,559,607	$ 78,154,815

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Net revenues	$ 42,876,873	$ 53,133,461	$ 93,856,142	$ 81,950,018
Cost of sales	(38,297,116)	(49,973,216)	(85,098,131)	(76,105,167)

Gross profit	4,579,757	3,160,245	8,758,011	5,844,851

Operating expenses:
Sales and marketing	(69,962)	(304,696)	(114,038)	(1,353,019)
General and administrative	(910,422)	(116,229)	(1,815,063)	(903,711)
Non-cash equity-based compensation	(413,250)	-	(782,909)	-
	(1,393,634)	(420,925)	(2,712,010)	(2,256,730)

Income from operations	3,186,123	2,739,320	6,046,001	3,588,121

Other income (expenses)
Interest income	123,929	11,376	124,116	165,546
Gain/(Loss) on disposal of intangible assets	(2,027)	-	(2,027)	-
Government grant income	18,352	-	18,352	-
Other income	213,621	280	213,621	425,318
Interest expense	(424,649)	(331,602)	(682,275)	(652,509)
Exchange (loss)	(839)	(4,288)	(994)	(29,191)
Other expenses	(98,642)	(37,213)	(113,495)	(68,773)
Total other expenses	(170,255)	(361,447)	(442,702)	(159,609)
Income before income taxes and
noncontrolling interest	3,015,868	2,377,873	5,603,299	3,428,512

Income tax expense	(1,019,280)	(451,401)	(1,567,406)	(598,582)

Income before noncontrolling interest	1,996,588	1,926,472	4,035,893	2,829,930
Less: Income/(loss) attributable to
noncontrolling interest	38,060	(226,747)	(105,543)	(209,833)

Net income attributable to Zoom Technologies Inc.	2,034,648	1,699,725	3,930,350	2,620,097

Other comprehensive income/(loss)	110,615	(961)	111,003	15,707

Comprehensive income	$ 2,145,263	$ 1,698,764	$ 4,041,353	$ 2,635,804

Basic and diluted income per common share:
Basic	$ 0.17	$ 0.86	$ 0.37	$ 1.32
Diluted	$ 0.17	$ 0.86	$ 0.36	$ 1.32

Weighted average common shares outstanding:
Basic	12,095,579	1,978,478	10,508,532	1,978,478
Diluted	12,321,977	1,978,478	10,794,055	1,978,478

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Income including noncontrolling interest	$ 4,035,893	$ 2,829,930
Adjustments to reconcile income to cash including non-controlling interest provided by (used in) operating activities:
Depreciation and amortization	798,526	794,796
Non-cash equity-based compensation	782,909	-
Loss on disposal of fixed assets	2,033	-
Deferred tax assets	330,368	97,416
Changes in operating assets and liabilities:
Accounts receivable	(7,946,728)	(28,445,473)
Inventories	136,413	832,479
Advances to suppliers	17,813,105	(7,795,231)
Prepaid expenses and other assets	(257,011)	731,160
Accounts payable	(505,074)	31,742,430
Advance from customers	39,059	3,045,866
Related parties-net	(8,330,669)	(7,565,773)
Accrued expenses and other current liabilities	1,499,698	394,659
Net cash provided by (used in) operating activities	8,398,522	(3,337,741)

Cash flows from investing activities:
Restricted cash	(248,729)	(3,214,856)
Cash paid for long- term investments	(500,000)	-
Purchase of property and equipment and other long-term assets	(9,450,751)	(63,273)
Proceeds from notes receivable	97,644	-
Cash increase due to acquisition of subsidiaries	1,491,630	-
Net cash used in investing activities	(8,610,206)	(3,278,129)

Cash flows from financing activities:
Issuance of shares for cash	1,058,840	-
Proceeds from short-term loans	18,127,923	15,489,762
Advance to related parties	(4,932,483)	(7,795,149)
Repayment on borrowing from related parties	(10,933,479)	(103,219)
Proceeds from notes payable	497,457	6,429,712
Collection on advance to related parties	79,994	8,199,422
Receipt from related parties	10,921,930	106,374
Repayments on short-term loans	(13,167,982)	(14,320,723)
Repayments on long-term loan	-	(1,169,039)
Net cash provided by financing activities	1,652,200	6,837,140

Effect of exchange rate changes on cash & cash equivalents	4,825	(2,026)

Net increase in cash and cash equivalents	1,445,341	219,244

Cash and cash equivalents, beginning balance	1,472,300	812,769

Cash and cash equivalents, ending balance	$ 2,917,641	$ 1,032,013

SUPPLEMENTARY DISCLOSURES:

Interest paid	$ 678,702	$ 596,987

Income tax paid	$ 36,735	$ 53,506

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC.
JUNE 30, 2010 AND 2009

NOTE 1 — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom or the "Company"), pursuant to the share exchange agreement dated January 28, 2009, (later amended on May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI"). In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

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

Gold Lion owns 100% of the outstanding stock of Jiangsu Leimone Electronics Co., Ltd., ("Jiangsu Leimone"), a foreign investment enterprise organized under the laws of the PRC that engages in the manufacturing, R&D, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. Jiangsu Leimone owned 51.03% of the outstanding stock of TCB Digital; until March 31, 2010 when Mr. Gu, the Chairman & CEO of the Company, exercised his option to purchase an additional 28.97% of TCB Digital and transferred such ownership to the Company and resulted in an increase in our Company's ownership of TCB Digital to 80%. Gold Lion also owns 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong.

Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion and on March 31, 2010 exercised the option to purchase an additional 28.97% of the outstanding capital stock of TCB Digital.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the share exchange agreement and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned approximately 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who holds an option to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the additional 28.97% interest in TCB Digital for an additional 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option (See Subsidiary details).

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

TCB Digital and Zoom Telephonics entered into a license granting TCB Digital rights to the "Zoom" and "Hayes" trademarks for certain products and geographic regions. Zoom and Zoom Telephonics also entered into a separation and distribution agreement that allocates responsibility for obligations arising before and after the spin-off, including, among others, obligations relating to taxes.

Our former directors, entered into founder lock-up agreements pursuant to which they agreed that during the one-year period commencing on the date of closing that each will not sell, transfer, assign, pledge or hypothecate, in any calendar month, greater than 3% of the shares of our common stock sold in the previous four calendar weeks.

On June 1, 2010, Zoom pursuant to a share exchange agreement (the "Agreement") dated April 29, 2010, acquired 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company located in Beijing, China (the "Acquisition").

The parties to the Agreement include: (1) Zoom Technologies, Inc.; (2) Silver Tech Enterprises, Ltd. ("Silver Tech"), a holding company founded in July 2005, organized and existing under the laws of the BVI, which owns 100% of Ever Elite Corporation, Ltd. ("Ever Elite"); (3) Ever Elite, a holding company founded in June 2007, organized under the laws of HK which owns 100% of Nollec Wireless; (4) Nollec Wireless, the operating company founded in June 2007, organized under the laws of the PRC; (5) Key Network Holdings, Ltd. ("KNH"), a BVI company, owner of 76.8% of the outstanding stock of Silver Tech; and (6) Better Day Finance, Ltd. ("BDF"), a BVI company, owner of 23.2% of the outstanding stock of Silver Tech.

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million. After the closing on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. We determined that the acquisition of Silver Tech did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

The Subsidiaries

Gold Lion was founded by Mr. Lei Gu ("Gu") in September 2002 in the BVI. Pursuant to an agreement dated June 30, 2007, Mr. Wei Cao ("Cao"), purchased from Gu 29.4% of the outstanding shares of the Company. Through a resolution of the Company on November 26, 2008, the Company's issued 705 shares to Gu and 294 shares to Mr. Songtao Du ("Du"), resulting in 1,000 issued and outstanding shares of Common Stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Cao, including all rights to such shares. As such, Gu and Cao jointly control 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion.

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, approximately $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% respectively of TCB Digital, or 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 28.97% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assign as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51 with the excess of fair value of shares over the carrying value of minority interests will be charged to additional paid in capital. The Company's ownership interest in TCB Digital is increased to 80% as at March 31, 2010. The Company recorded the value of shares to be issued as part of this transaction of $4.9 million in the accompanied financial statements. During the three month period ended June 30, 2010, the Company issued 2,462,576 shares.

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

Because TCB Digital and Profit Harvest were under common control with the Company since July 2007 and August 2007, respectively, we combined their financials at historical cost with the Company from the dates the Company acquired control. Acquisition method is used when the Company has actual equity investment in TCB Digital and Profit Harvest.

TCB Digital is a high technology company engaged in electronic and telecommunication product design, development, and manufacturing. TCB Digital started its business in 1999 and was originally established as an Electronic Manufacturing Service ("EMS") factory for mobile phone vendors. TCB Digital was Motorola's first independent outsource manufacturing vendor responsible for producing Motorola mobile phones in China. Moreover, TCB Digital was the first EMS factory in China to receive Motorola's International Quality Product and Qualification certificate. Since 2004, TCB Digital developed and produced GSM and CDMA mobile phones, wireless data modules and GPS equipment. Beginning in 2009, TCB Digital started to manufacture and market mobile phones under its own brand name of "Leimone"; and 2010, its product line also included 3G mobile handsets. TCB Digital is headquartered in Tianjin, China. TCB Digital's two main business operations are EMS for Original Equipment Manufacturer (OEM) customers and the design, production and sale of its own brand mobile phone products.

TCB Digital offers high quality and comprehensive EMS to both domestic and global customers, including, Samsung, Tianyu, CECT, Danahar and Spreadtrum. TCB Digital's primary products include mobile phones, wireless telecommunication modules, digital cameras, cable TV set-top boxes and GPS equipment. In addition, TCB Digital has developed various state-of-the-art mobile phones and Smartphones based on both of the main network technologies: Global System for Mobile Communications, or GSM, and Code Division Multiple Access, or CDMA, and beginning in 2010 also 3G capable products. Presently, TCB Digital markets its mobile phone products through distributors in China and also supplies GSM, CDMA and 3G mobile phones to major customers, including China Mobile Communications Corporation, or CMCC, China UNICOM and China Telecom. See "Information about TCB Digital" for more information.

Silver Tech was incorporated in the BVI in July 2005, which owns 100% of Ever Elite which in turn owns 100% of Nollec Wireless. On April 29, 2010, Zoom entered into a share exchange agreement with KNH and BDF, the shareholders of Silver Tech, to acquire 100% of the outstanding capital stock for $10.96 million in cash and stock. The consideration paid by the Company is based on the fair value of Silver Tech and comprised of cash payment of $1.37 million, and the issuance of 1,342,599 shares of Zoom's common stock valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the agreement date. As at June 30, 2010, the Company issued 1,342,599 shares and paid $500,000. The balance of $870,000 in cash payment will be paid in six equal installments over a period of three years, of which $290,000 has been included in other payables and $580,000 included in long-term payables.

Ever Elite was incorporated in the HK SAR in June 2007, a wholly-owned subsidiary of Silver Tech, which owns entire equity interest in Nollec Wireless.

Nollec Wireless primarily focuses on R&D of mobile phones, and hardware and software solutions for domestic Chinese and overseas customers. Its design team includes experienced engineers in the core technologies of wireless communication and mobile phone development. Nollec provides state of the art industrial, user inter-phase, mechanical and engineering designs and software and hardware integration. Its clients include certain domestic and international mobile phone manufacturers including Philips, Lenovo, Sonim, Gionee and Borqs.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, and its 80%-owned joint venture TCB Digital as of and for the six months ended June 30, 2010 and 100%-owned subsidiary Silver Tech as of and for the one month ended June 30, 2010. As of June 30, 2007, Gu and Cao jointly acquired 51.03% equity of TCB Digital through Hebei Leimone and Beijing Depu respectively, and Gu controlled 100% of Profit Harvest in 2007. As Gu and Cao transferred their 51.03% equity interest of TCB Digital into Jiangsu Leimone on December 30, 2008, and 100% equity interest of Profit Harvest was transferred to Gold Lion on December 22, 2008, Gu exercised the option to acquire 28.97% equity of TCB Digital on March 31, 2010. The Company acquired Silver Tech, the holding Company that owns 100% of Nollec Wireless, and the entire equity interest in Silver Tech was transferred to the Company on May 31, 2010. Therefore, the consolidated financial statements as of June 30, 2010 include the balance sheets at June 30, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and Silver Tech and balance sheets at December 31, 2009 of TCB Digital, Jiangsu Leimone, Profit Harvest; the consolidation of operating results for the six months ended June 30, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and for the one month ended June 30, 2010 of Silver Tech.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity and were $321,776 and $210,773 as of June 30, 2010 and December 31, 2009 (audited), respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur.

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

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of June 30, 2010 and December 31, 2009, the Company did not incur any impairment loss for goodwill.

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

Company's subsidiary, Nollec Wireless is in the mobile phone design, software integration and mobile solution R&D business, Nollec Wireless, recognizes revenue under percentage of completion method ASC Topic 605-35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and in which all the following conditions exist:

  Contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement.

  The buyer can be expected to satisfy all obligations

  The contractor can be expected to perform all contractual obligations.

Estimates of cost to complete is reviewed periodically and revised as appropriate to reflect new information. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

Income is recognized as the percentage of estimated total income that incurred costs to date divided by estimated total costs after giving effect to estimates of costs to complete based on most recent information. Percentage of completion is based on labor hours incurred to date divided by total estimated labor hours for the contract.

Royalty income on sales of licensed products by its customers are recorded when the customers report sales to the Company. Royalty income is reported monthly and is recorded in the period in which the product is sold. The Company has the right to audit the books of the licensees.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs during the six months ended June 30, 2010 and 2009 were $0 and $0 respectively.

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2010 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,917,641	$2,917,641	-	-

Restricted cash	$12,293,276	$12,293,276	-	-

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable, and convertible notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable (See note 14). Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of June 30, 2010 and December 31, 2009 (audited), substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Noncontrolling Interests

Effective January 1, 2009, the Company adopted ASC 810, previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-reported in equity" for reporting noncontrolling interest ("NCI") in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures were adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption. Noncontrolling interest includes a credit of $567,481 in year 2009 representing its share of increase in additional paid in capital as a result of certain expenses paid by an entity related to the Company's principal shareholder on behalf of the Company.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 "Scope Exception Related to Embedded Credit Derivatives." This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are "clearly and closely related" to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, "Milestone Method of Revenue Recognition." FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company is currently evaluating the effect of this ASU on its financial statements on adoption on January 1, 2011.

NOTE 3 — MERGER AND ACQUISITION

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

As of November 30, 2008, the net assets of Jiangsu Leimone were $5,001,783 and therefore 20% of total assets of Jiangsu Leimone were $1,000,357. The agreed purchase consideration was $101,760 which was lower than 20% of total net assets of Jiangsu Leimone and resulted in negative goodwill of $898,597. Therefore, the total goodwill resulting from the acquisition of Jiangsu Leimone was $103,057. As of June 30, 2010 and December 31, 2009 (audited), goodwill was $103,057 and $103,057 respectively.

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

	November 30, 2007	January 1, 2008	November 30, 2008

Cash	$39,231	$5,010,704	$79,411
Accounts receivable	-	-	18,475
Other receivables	-	-	(4,750)
Advance to suppliers	-	-	4,665,134
Inventories	-	-	246,854
Due from related parties	-	-	45,431
Other assets	-	-	217,569
Fixed assets	-	-	1,708,102
Accounts payable	-	-	(388,235)
Advance from customers	-	-	(115,716)
Salary payable	-	(21,401)	(52,961)
Taxes payable	-	-	(5,138)
Other Payable	-	-	(1,111,614)
Due to related parties	(39,231)	(39,648)	-
Affect from foreign currency translation	-	200	(258,357)

Net assets acquired	$-	$4,949,855	$5,001,783

The Company acquired 100% equity in Silver Tech on May 31, 2010. As of May 31, 2010, the net assets of Silver Tech were $2,564,160. The purchase consideration was $10,960,000 which resulted in goodwill of $8,395,840.

Silver Tech's subsidiary Nollec Wireless primarily focuses on R&D for mobile phones, and hardware and software solutions for domestic Chinese and overseas customers. Its design team includes experienced engineers in the core technologies of wireless communication and mobile phone development. Nollec provides state of the art industrial, user inter-phase, mechanical and engineering designs and software and hardware integration.

The following table summarizes the fair values of the assets acquired and liabilities assumed from Silver Tech as of the dates of acquisition.

May 31, 2010

Cash	$1,491,631
Notes receivable	703,173
Accounts receivable	1,098,812
Other receivables	16,499
Advance to suppliers	50,656
Due from related parties	236,617
Fixed assets	211,811
Research and development contracts in progress	712,331
Intangible assets	183,518
Deferred tax assets	32,342
Short-term loan	(715,064)
Accounts payable	(10,348)
Advance from customers	(182,181)
Salary payable	(286,144)
Taxes payable	(150,862)
Interest payable	(352,630)
Accrued expenses	(310,739)
Other Payable	(49,319)
Deferred tax liabilities	(89,041)
Affect from foreign currency translation	(26,902)

Net assets acquired	$2,564,160

The following table summarizes proforma information showing the effects on the consolidated financial results of the Company if the acquisition of Silver Tech occurred at the beginning of the six month periods ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Net revenues	$96,006,610	$84,715,018
Net income	$4,116,562	$3,196,097

Earnings per share - basic	$0.35	$0.96
Earnings per share - diluted	$0.34	$0.96
Weighted average shares - basic	11,851,131	3,321,077
Weighted average shares - diluted	12,136,654	3,321,077

The following table summarizes goodwill resulting from the acquisition of Jiangsu Leimone and Silver Tech:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840

Total goodwill	$8,498,897

There was no impairment of goodwill as at June 30, 2010 and December 31, 2009.

NOTE 4 — RESTRICTED CASH

Restricted cash as of June 30, 2010 and December 31, 2009 (audited) was $12,293,276 and $ 11,993,214 respectively. Restricted cash was deposits in banks representing collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 14).

NOTE 5 — ACCOUNTS RECEIVABLE

As of June 30, 2010 and December 31, 2009, the Company's accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
		(Audited)

Accounts receivable	$26,362,975	$16,853,982
Less: Allowance for doubtful accounts	(18,987)	(18,908)

Accountants receivable, net	$26,343,988	$16,835,074

NOTE 6 — INVENTORIES

Inventories, by major categories, as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
		(Audited)

Raw materials	$1,230,186	$1,290,657
Work in progress	44	44
Low value consumables	15,073	15,332
Finished goods	293,237	362,436
	1,538,540	1,668,469
Less: Allowance for obsolete inventories	(134,041)	(133,480)

Inventories, net	$1,404,499	$1,534,989

NOTE 7 — ADVANCE TO SUPPLIERS

As of June 30, 2010 and December 31, 2009, the Company's advance to suppliers consisted of the following:

	June 30, 2010	December 31, 2009
		(Audited)

Beijing Orsus Xelent Technology & Trading Company Limited	$2,340,737	$2,427,330
Yuechangrui	486,581	-
CEC CoreCast Technology Co., Ltd.	5,627,593	4,591,361
Beijing HYT Technology & Trade Co., Ltd.,	-	2,523,548
Beijing Zhongdian Yiren Information Technology Co., Ltd.	7,266,981	10,635,353
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co.	5,287,431	-
Tianjin Tong Guang Group Yizhida Technology Co., Ltd.	1,201,422	-
Xi'an Feilong Software Co., Ltd.	118,967	-
Shunming	-	5,882,205
Ytone Co., Ltd.	-	433,450
Sibo Technologies Limited	-	273,450
Shenzhen Huirongyuan Industrial Co., Ltd.	-	155,034
Others	672,766	549,870

Total advance to suppliers	$23,002,457	$27,471,601

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are meant to ensure preferential pricing. The amounts advanced under such arrangements totaled $5,627,593 and $4,591,361 as of June 30, 2010 and December 31, 2009 (audited), respectively. See Note 12 for notes payable details.

NOTE 8 — OTHER RECEIVABLES & PREPAID EXPENSES

As of June 30, 2010 and December 31, 2009, the Company's other receivables and prepaid expenses consisted of the following:

	June 30, 2010	December 31, 2009
		(Audited)

Advance to employees	$52,457	$27,156
Deposit for rental of equipment lease	42,063	49,730
Prepaid expenses	187,464	155,047
Others	210,694	79,875

Total other receivables	$492,678	$311,808

The deposit for rental of equipment lease will be recovered in one year.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
		(Audited)

Machinery and Equipment	$8,724,520	$8,462,827
Electronic Equipment	2,077,657	1,693,094
Transportation Equipment	170,368	169,655
Workshop reconstruction	61,202	60,946
Leasehold improvements	8,812
Assembly line reconstruction	119,972	119,470
Office equipment	38,347	18,599
	11,200,878	10,524,591
Less: Accumulated depreciation	(5,930,421)	(4,850,668)

Total property, plant and equipment, net	$5,270,457	$5,673,923

Depreciation for the six months ended June 30, 2010 and 2009 was $796,482 and $794,796 respectively. The depreciation for the three months ended June 30, 2010 and 2009 was $391,753 and 390,177 respectively.

NOTE 10 — RESEARCH ANDH DEVELOPMENT CONTRACTS IN PROGRESS

June 30, 2010

Mobile phone development projects	$767,594

The Company recognizes revenues and reports profit from development contract, through principal business of its subsidiary Nollec Wireless, under percentage of completion method of accounting. Revenue is recognized upon confirmation by clients of completion as stipulated in the contracts, and profits are calculated based on the value of man-month engineering costs and related overhead expenses. Costs included in research and development contracts in progress include direct labor, and proportion of related overheads.

NOTE 11 — CONSTRUCTION IN PROGRESS DEPOSIT — RELATED PARTIES

June 30, 2010

Manufacturing plant	$9,429,251

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct manufacturing plant on June 26, 2010. The amount of this agreement was RMB 99,591,000 ($14,627,000). As of June 30, 2010, the amount paid to Tianjin Leimone was RMB 64,200,000 ($9,429,251) and is recorded as construction in progress deposit.

NOTE 12 — INTANGIBLE ASSETS

As of June 30, 2010, the Company's intangible assets were summarized as follows:

	Useful life	June 30, 2010

Software	3 years	$28,726
Patent techniques	10 years	169,535
Total cost		198,261

Less: Total accumulated amortization		(14,798)

Intangible assets, net		$183,463

Intangible assets were stated at cost less accumulated amortization. The amortization of intangible assets for the six months ended June 30, 2010 and 2009 was $2,044 and Nil respectively. The amortization of other intangible assets for the three months ended June 30, 2010 and 2009 was $2,044 and Nil respectively. The estimated amortization expense for the next five years as of June 30, 2010 and thereafter is expected to be as follows by years:

2011	$26,529
2012	22,820
2013	16,954
2014	16,954
2015	16,954
Thereafter	83,252

Total	$183,463

NOTE 13 — SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of June 30, 2010 and December 31, 2009, the Company's short term loans consisted of the following:

	June 30, 2010	December 31, 2009
		(Audited)

Bank of Communications Tianjin Branch ("BOCTB"), due from March 3, 2009 to March 2, 2010 with interest at 5.841%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	$-	$4,387,762

BOCTB, due from May 15, 2009 to February 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	2,925,174

BOCTB, due from May 25, 2009 to January 24, 2010 with interest at 5.310%, guaranteed by TCBGCL	-	2,925,174

BOCTB, due from June 15, 2009 to March 14, 2010 with interest at 5.310%, guaranteed by TCBGCL	-	2,925,174

Northern International Trust & Investment Co., Ltd, due from October 14, 2009 to October 14, 2010 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,762,477	1,755,104

BOCTB, due from December 04, 2009 to August 14, 2010 with interest at 5.841%, secured by production machinery	1,086,861	1,082,314

BOCTB, due from March 4 to November 3, 2010 with floating interest, guaranteed by TCBGCL	4,406,193	-

BOCTB, due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL	2,937,461	-

BOCTB, due from December 25, 2009 to August 14, 2010 with floating interest, guaranteed by TCBGCL	2,041,536	-

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL	2,937,461	-

BOCTB, due from June 28, 2010 to June 27, 2011 with floating interest, guaranteed by TCBGCL	2,937,461	-

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	2,937,461	-

Key Network Holdings Limited, due from May 31, 2010 to June 3, 2011 with interest at 6%.	715,064	-

Total short-term loans	$21,761,975	$16,000,702

NOTE 14 — NOTES PAYABLE

These notes are payable in three or six months and bear no interest. The balance of notes payable as of June 30, 2010 and December 31, 2009 consisted of the following (all were bankers' acceptances):

	June 30, 2010	December 31, 2009
		(Audited)

CoreCast, honored by the BOCTB, from July 10, 2009 to January 10, 2010, secured by $2,193,881 of cash in bank	$-	$4,387,761

CoreCast, honored by the BOCTB, from August 10, 2009 to February 10, 2010, secured by $877,552 of cash in bank.	-	1,755,104

Beijing Orsus, honored by the BOCTB, from August 17, 2009 to February 18, 2010, secured by $731,294 of cash in bank.	-	1,462,587

CEC CoreCast Technology Co., Ltd., ("CoreCast Tech.") honored by the BOCTB, from September 21, 2009 to March 21, 2010, secured by $1,813,608 of cash in bank.	-	3,627,216

CoreCast Tech., honored by the BOCTB, from September 23, 2009 to March 23, 2010, secured by $2,720,412 of cash in bank.	-	5,440,824

CoreCast Tech., honored by the BOCTB, from September 25, 2009 to March 25, 2010, secured by $1,170,070 of cash in bank.	-	2,340,139

CoreCast Tech., honored by the BOCTB, from September 27, 2009 to March 27, 2010, secured by $1,755,104 of cash in bank.	-	3,510,209

Beijing Orsus., honored by the BOCTB, from October 21, 2009 to April 21, 2010, secured by $292,564 of cash in bank, paid on April 21, 2010	-	585,035

Beijing Orsus., honored by the BOCTB, from December 10, 2009 to June 10, 2010, secured by $438,847 of cash in bank	-	877,552

CoreCast Tech., honored by the BOCTB, from January 12 to July 12, 2010, secured by $881,238 of cash in bank, paid on July 13, 2010	1,762,477	-

CoreCast Tech., honored by the BOCTB, from January 14 to July 14, 2010, secured by $1,321,858 of cash in bank, paid on July 14, 2010	2,643,715	-

Beijing Orsus., honored by the BOCTB, from March 04 to September 04, 2010, secured by $440,619 of cash in bank.	881,238	-

CoreCast Tech., honored by the BOCTB, from March 16 to September 16, 2010, secured by $220,310 of cash in bank.	440,619	-

Beijing Orsus., honored by the BOCTB, from March 16 to September 16, 2010, secured by $293,746 of cash in bank	587,492	-

CoreCast Tech., honored by the BOCTB, from March 18 to September 18, 2010, secured by $330,464 of cash in bank.	660,929	-

CoreCast Tech., honored by the BOCTB, from March 18 to September 18, 2010, secured by $514,056 of cash in bank.	1,028,112	-

CoreCast Tech., honored by the BOCTB, from March 22 to September 22, 2010, secured by $734,365 of cash in bank.	1,468,731	-

CoreCast Tech., honored by the BOCTB, from March 22 to September 22, 2010, secured by $771,084 of cash in bank.	1,542,167	-

CoreCast Tech., honored by the BOCTB, from March 23 to September 23, 2010, secured by $1,101,548 of cash in bank.	2,203,096	-

CoreCast Tech., honored by the BOCTB, from March 24 to September 24, 2010, secured by $1,568,604 of cash in bank.	3,137,210	-

CoreCast Tech., honored by the BOCTB, from March 25 to September 25, 2010, secured by $2,352,907 of cash in bank.	4,705,813	-

CoreCast Tech., honored by the BOCTB, from March 29 to September 29, 2010, secured by $704,991 of cash in bank.	1,409,981	-

CoreCast Tech., honored by the BOCTB, from March 30 to September 30, 2010, secured by $1,057,486 of cash in bank.	2,114,972	-

Total notes payable	$24,586,552	$23,986,427

NOTE 15 — ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2010 and December 31, 2009, the accrued expenses and other payables of the Company were summarized as follows:

	June 30, 2010	December 31, 2009
		(Audited)

Accrued machinery rent	$-	$116,515
Accrued filing fee	238,069	-
Accrued rework cost	267,915	-
Accrued consulting fee	51,894	-
Acquisition payable*	290,000	-
Welfare & salary payable	428,079	10,969
Others	73,239	-

Total accrued expenses and other payables	$1,349,196	$127,484

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 16 — DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.03% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $582,014 and $579,579 as of June 30, 2010 and December 31, 2009 (audited) respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 17 — RELATED PARTY TRANSCATIONS

Due from related parties

As of June 30, 2010 and December 31, 2009, due from related parties were:

	June 30, 2010	December 31, 2009
		(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,649	$5,625
Hebei Leimone	330,464	329,082
Shanghai Spreadbridge Information Technology Co., Ltd.	-	9,864,476
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	225,891	247,909
Leimone (Tianjin) Industrial Co., Ltd.	7,822,665	1,206,832
Beijing Leimone Shengtong Cultural Development Co., Ltd.	310,529	133,739
Shenzhen Leimone	120,663	-
712 (Shareholder)	3,414,156	434,115

Total due from related parties	$12,230,017	$12,221,778

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the six months ended June 30, 2010 and 2009, the Company recorded net revenues of $688 and $ 879,877 from sales to Electronics Science & Tech respectively. For the three months ended June 30, 2010 and 2009, the Company recorded net revenue of $688 and $398,177 from sales to Electronics Science & Tech respectively.

Hebei Leimone is controlled by Gu, the majority shareholder of the Company. The Company sells certain products and provides some technical services to Hebei Leimone. For the six months ended June 30, 2010 and 2009, the Company recorded net revenues of Nil and $611,996 respectively from sales to Hebei Leimone; and as of June 30, 2010 and December 31, 2009, the balances due from Hebei Leimone regarding such sales were $330,464 and $329,082 respectively. For the three months ended June 30, 2010 and 2009, the Company recorded net revenues of Nil and $392,908 respectively from sales to Hebei Leimone.

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

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the majority shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months or more. As of June 30, 2010 and December 31, 2009, the balance of such loans was $225,891 and $247,909 and is due on March 30, 2011.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the majority shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the six months ended June 30, 2010 and 2009, the Company recorded total purchases from Tianjin Leimone of $6,156,261 and Nil respectively. The amount due from Tianjin Leimone represented advances made of $3,072,195 and $1,206,832 as of June 30, 2010 and December 31, 2009 respectively. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of June 30, 2010 and December 31, 2009, the balance of such loans was $4,750,470 and Nil respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 28.97% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the six months ended June 30, 2010 and 2009, the Company recorded total revenues from such sales to712 of $1,382,076 and $104,762 respectively. For the three months ended June 30, 2010 and 2009, the Company recorded total revenue from such sales to 712 of $87,447 and $29,711 respectively. In addition, the Company purchases raw materials from 712. For the six months ended June 30, 2010 and 2009, the Company recorded total purchase from 712 of $10,004,165 and Nil respectively. For the three months ended June 30, 2010 and 2009, the Company recorded total purchase from 712 of $10,004,165 and Nil respectively.712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 28.97% of TCB Digital. Due from 712 as of June 30, 2010 and December 31, 2009 amounted to $3,414,156 and $434,115 respectively.

Due to related parties

As of June 30, 2010 and December 31, 2009, due to related parties was:

	June 30, 2010	December 31, 2009
		(Audited)

Shanghai Spreadbridge	$-	$815
Zhejiang Leimone	6,172	6,146
Leimone (Tianjin) Industrial Co., Ltd.	153,150
Tianjin Tong Guang Group	2,504,575	1,791,193
Gu	2,729,555	3,447,261

Total due to related parties	$5,393,452	$5,245,415

Zhejiang Leimone transferred fixed assets to the Company of $37,092 in 2008. The amount due to Zhejiang Leimone was $6,172 and $6,146 as of June 30, 2010 and December 31, 2009 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and have no repayment term. As of June 30, 2010 and December 31, 2009, the balance of such loans was $2,504,575 and $1,791,193 respectively.

Gu provides fund to the Company with no interest and no repayment term. As of June 30, 2010 and December 31, 2009, the balances of funds provided by Gu was $2,729,555 and $3,447,261 respectively.

NOTE 18 — LONG-TERM PAYABLES
June 30, 2010

Acquisition payable	$580,000

Acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 19 — STOCKHOLDERS' EQUITY

COMMON STOCK

During the six months ended June 30, 2010, 26,650 options ("Previous Options") held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $2.89 per share, and 5,800 Previous Options were exercised at the weighted average price of $1.53 per share.

During the six months ended June 30, 2010, there were 100,000 shares of common stock issued to two consultants for their 12 months of service to the Company from January 1, 2010. The shares were valued at $6.78 per share, the closing price on January 10, 2010 which is the date of the consulting agreement. The amounts recorded were a) non-cash compensation charge for the six and three months ended June 30, 2010 of $339,000 and $169,500 respectively; and b) deferred expenses as of June 30, 2010 of $339,000.

There were 15,000 shares of common stock issued to a consultant for his 19 months of service to the Company from June 1, 2010. The shares were valued at $5.98 per share, the closing price on June 17, 2010 which is the date of the consulting agreement. The amounts recorded were a) non-cash compensation charge for the three months ended June 30, 2010 of $4,721; and b) deferred expenses as of June 30, 2010 of $84,979.

There were 6,500 shares of common stock issued to the CFO of the Company, in lieu of his cash compensation for the three months ended June 30, 2010. The shares were valued at $5.98 per share, the closing price on June 17, 2010 which is the date of the Board approval. The amount of $38,870 was recorded as non-cash compensation charge for the three months ended June 30, 2010.

The Company issued 59,159 shares of common stock during the six months ended June 30, 2010 for the exercise of Series B warrants which were exercised during the year ended December 31, 2009 and were part of shares to be issued as at December 31, 2009.

During the six months ended June 30, 2010, 15,157 of Series A warrants were exercised at an exercise price of $6 per share.

The Company received subscription receivable of $378 during the six months ended June 30, 2010.

Mr. Gu, the Chairman & CEO of the Company, exercised his option to acquire 28.97% interest in TCB Digital and transfer such interest to the Company on March 31, 2010. A total of 2,402,576 shares of common stock were issued to Mr. Gu and his assignee on June 10, 2010; there were also 60,000 shares of common stock issued to a financial consultant and his assignees in connection with Mr. Gu's purchase.

On May 28, 2010, the Company sold 166,667 shares of common stock registered on Form S-3 to an accredited investor at $6.00 per share and received $1,000,002. A bank transfer fees of $70 was charged on this transaction which was netted against the proceeds. As part of this transaction Company issued 6,667 warrants to the placement agent which were also recorded net of the value of proceeds.

On May 31, 2010, the Company acquired 100% of Nollec Wireless Company, Ltd. As part of the consideration of $10.96 million, 1,342,599 shares of common stock were issued to the owners of Nollec Wireless. The shares were valued at $7.14286 per share, the volume weighted average closing price for the 10 days prior and leading up to the day before the date of the definitive agreement.

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

The Company granted on May 6, 2010, Series F warrants to the above investors for their temporary forfeiture of their right to participate in the Company's future financings.

Series F Warrants: The Series F warrants shall have an exercise price of $6.00 and a term of 5 years from the issue date. The Company issued 375,000 F warrants to investors who participated in private placement transaction pursuant to the Securities Purchase Agreement dated October 15, 2009, to temporarily waive their right for a period of eight months to participate in a future offering of the Company. The investors originally have a period of twenty-four months ("Rights Period") in which they have the right to participate, and for providing a temporary waiver, an eight-month duration is added to the original expiration of the Rights Period.

The following summary represents warrants activity during the year ended December 31, 2009 and the six months ended June 30, 2010:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2008	-	-

Granted	1,442,127	$ 6.00
Lapsed	-	-
Exercised in 4th quarter	(18,881)	$ 6.00

Balance, December 31, 2009	1,423,246	$ 6.00	$256,184

Granted	381,667	-
Lapsed	-	-
Exercised in 1st quarter	(15,517)	$ 6.00

Balance, June 30, 2010	1,789,396	$ 6.00	$-

The following presents warrants summary as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	1,789,396	4.42 years	$6.00	1,789,396	$6.00

The Company determined the grant date fair value of A, C and placement agent warrants of $3.26 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.87 per share, exercise price of $6 per share, expected life of 5 years, volatility of 46.63% and discount rate of 2.37%. These warrants were recorded net off the value of proceeds.

The Company determined the grant date fair value of F warrants of $1.51 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $5.52 per share, exercise price of $6 per share, expected life of 5 years, volatility of 30.30% and discount rate of 2.10%. These warrants were recorded net off the value of proceeds.

The Company determined the grant date fair value of placement agent warrants of $1.23 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $5.52 per share, exercise price of $6.90 per share, expected life of 5 years, volatility of 30.30% and discount rate of 2.10%. These warrants were recorded net of the value of proceeds.

NOTE 20 — STOCK OPTIONS

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

During the six months ended June 30, 2010, 26,650 options ("Previous Options") held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $2.89 per share, and 5,800 Previous Options were exercised at the weighted average price of $1.53 per share.

The following summary represents options activity during the year ended December 31, 2009 and the six months ended June 30, 2010, under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	231,300	$ 4.09

Granted	193,400	$ 3.03
Lapsed	-	-
Exercised	(113,050)	$ 4.60

Balance, December 31, 2009	311,650	$ 3.25	$913,134

Granted	-	-
Lapsed	-	-
Exercised	(32,450)	$ 2.65

Balance, June 30, 2010	279,200	$ 3.32	$643,882

The following represents options summary as of June 30, 2010 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	279,200	1.16 years	$3.32	25,100	$3.87

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

The following summary represents options activity during the year ended December 31, 2009 and the six months ended June 30, 2010, under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	-	-

Granted	1,100,000	$ 6.18
Lapsed	-	-
Exercised	-	-

Balance, December 31, 2009	1,100,000	$ 6.18	$-

Granted	-	-
Lapsed	-	-
Exercised	-	-

Balance, June 30, 2010	1,100,000	$ 6.18	$-

The following represents options summary as of June 30, 2010 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,100,000	2.32 years	$6.18	261,667	$6.18

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

NOTE 21 — INCOME TAX

TCB Digital, Jiangsu Leimone and Nollec Wireless are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Jiangsu Leimone is exempt from income tax in PRC for two years starting from the first profitable year or the year 2008, whichever is earlier, and is subject to a 50% exemption on normal income tax rate for the following three years.

Nollec Wireless is exempt from income tax in PRC for two years starting from the year 2008, and is subject to a 50% exemption on normal income tax rate for three years starting from the year 2010 and is subject to normal income tax rate from the year 2013.

TCB Digital had pre-tax profit (loss) of $550,883 and $551,800 for the six months ended June 30, 2010 and 2009 respectively, while Jiangsu Leimone had pre-tax profit of $101,687 and $10,767 for the six months ended June 30, 2010 and 2009 respectively, while Profit Harvest had pre-tax profit of $6,324,654 and $2,880,452 for the six months ended June 30, 2010 and 2009 respectively.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred tax assets:		(Audited)

Inventory impairment reserve	$33,510	$33,370
Buy-back reverse	12,837	63,175
Bad debt allowance	9,506	8,185
Expenses deductible in next year	54,823	304,524
Inventory shortage	85,740	-
Long-term investment impairment	16,523	16,454
Carryforward operating loss	-	99,437
Accrued rental deductible in next year	826	823
	213,765	525,967
Less: Valuation allowance	-	-

Total deferred tax assets	213,765	525,967

Deferred tax liabilities
Developed products	(95,949)	(21,746)

Deferred tax assets, net	$117,816	$504,222

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

US statutory rates	34.0%	34.0%
Tax rate difference	(12.2)%	(18.0)%
Valuation allowance	-	2.2%
Effect of tax holiday	-	(0.9)%
Tax for prior year	6.1%	-

Tax per financial statements	27.9%	17.3%

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

US statutory rates	34.0%	34.0%
Tax rate difference	(12.5)%	(15.4)%
Effect of tax holiday	-	0.4%
Tax for prior year	12.3%	-

Tax per financial statements	33.8%	19.0%

NOTE 22 — STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company allocated 10% of its net income to surplus. For the six months ended June 30, 2010 and 2009, the Company appropriated $45,058 and $42,849 to statutory surplus reserve respectively. As of June 30, 2010 and December 31, 2009, the Company's statutory surplus reserve amounted to $689,473 and $633,378 respectively.

NOTE 23 — CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers representing 10% or more of the Company's consolidated sales were:

Six months ended June 30, 2010	Sales Revenue	% to Total Sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$14,494,208	15%
Leimone (Tianjin) Industrial Co., Ltd.	11,439,403	12%
Hong Kong Newway International Industrial Limited	20,972,695	22%
Larson Limited	17,527,621	19%
Beijing Baina Wei'er Science And Technology Co., Ltd.	15,645,752	17%

Total	$80,079,679	85%

Six months ended June 30, 2009	Sales Revenue	% to Total Sales

Beijing Baina Wei'er Science and Technology Co., Ltd.	$32,714,275	40%
CLP Guangtong Beijing Science and Technology Co., Ltd.	11,134,322	14%

Total	$43,848,597	54%

(b) During the reporting periods, the suppliers represented 10% or more of the Company's consolidated purchases are:

Six months ended June 30, 2010	Total Purchases	% to Total Purchases

Beijing Beny Wave Science & Technology Co. Ltd	$26,318,359	32%
Leimone (Tianjin) Industrial Co., Ltd.	19,291,113	24%

Total	$45,609,472	56%

Six months ended June 30, 2009	Total purchases	% to Total purchases

Beijing Tianyu Communication Equipment Co., Ltd	$25,161,075	35%
CEC CoreCast Corporation Limited	10,810.021	15%

Total	$35,971,086	50%

NOTE 24 — OPERATING RISK

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

  Interest risk

  The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of June 30, 2010 and December 31, 2009 and believes its exposure to interest rate risk is not material.

NOTE 25 — Commitment

Operating lease commitments

The Company has an operating lease of the TCB Digital premises through TCBGCL, a common shareholder of TCB Digital. Pursuant to these leases which rates of rent are all at Rmb 8 per square meter per month for production facilities and dormitory space, the commitments of the Company as of June 30, 2010 for the next 3 years are as follows:

12 months ending June 30, 2011	$230,447
12 months ending June 30, 2012	216,235
12 months ending June 30, 2013	10,861

Total minimum lease payments	$457,543

Capital Contribution

On April 16, 2010, Jiangsu Leimone received capital contribution of $300,000 (HK$2,328,650) in cash from Gold Lion. The remaining balance of registered capital of Jiangsu Leimone which amounts to approximately $884,162 (HK$6,871,350) which was not made as at June 30, 2010.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect", and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this Management's Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Business Overview

Gold Lion was founded by Mr. Lei Gu in September 2002 in the British Virgin Islands, and Gu was the sole owner of one issued and outstanding share of common stock. Through a resolution of Gold Lion on November 26, 2008, Gold Lion issued 705 shares to Gu and 294 shares to Mr. Songtao Du, resulting in a total of 1,000 issued and outstanding shares of common stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Mr. Wei Cao, with all rights to such shares including voting rights. Consequently, Gu and Cao jointly control 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion. Profit Harvest is engaged in sale of mobile phone products and components to retailers and other wholesalers.

Pursuant to a capital injection agreement (the "CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for cash consideration of RMB9,000,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% equity interests respectively of TCB Digital, a total of 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% equity interest in TCB Digital to Gu in exchange for a 29.4% stake in Gu's company.  TCB Digital is mainly engaged in research & development, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

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

Increased ownership in TCB Digital

Mr. Gu exercised an option to acquire an additional 28.97% of TCB Digital. Under the terms of the Share Exchange Agreement dated January 28, 2009, amended on May 12, 2009, and approved by our shareholders on September 8, 2009, at such time as Mr. Gu completes his acquisition of 28.97% of TCB Digital, Mr. Gu has the option to transfer this stake in TCB Digital for 2,402,576 shares of Zoom common stock. As of March 31, 2010, Mr. Gu exercised his option to acquire the addition 28.97% of TCB Digital and exchanged this ownership in TCB Digital for 2,402,576 shares on our common stock, which increased the Company's ownership of TCB Digital from 51.03% to 80%.

Acquisition of Nollec Wireless

On April 29, 2010, the Company executed a share exchange agreement (the "Nollec Agreement") to acquire 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company located in Beijing, China. The consideration paid for Nollec Wireless was $10.96 million in cash and stock. The consideration agreed upon by the Company and the owners of Nollec Wireless is based on the appraised fair value. Pursuant to the Nollec Agreement, $1.37 million of the total consideration was to be paid in cash by the Company, of which $500,000 has been paid and $870,000 will be paid over a three-year period, and the balance of $9.59 million was paid by the issuance of 1,342,599 unregistered shares of the Company's common stock ("Payment Shares"). The price of the Payment Shares was based on the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The acquisition transaction closed on May 31, 2010.

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

The Company has the option of purchasing Mr. Gu's shares in Leimone Culture and on December 1, 2009, Zoom's Board of Directors approved to pursue the acquisition of 100% of Leimone Culture in the event the minority shareholders of Leimone Culture decides to sell their interests. Upon further due diligence and negotiation, terms of the acquisition are expected to be finalized in the second half of 2010.

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

Company's subsidiary, Nollec Wireless is in the mobile phone design, software integration and mobile solution R&D business, Nollec Wireless, recognizes revenue under percentage of completion method ASC Topic 605-35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and in which all the following conditions exist:

a. Contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement.

b. The buyer can be expected to satisfy all obligations under the contract.

c. The contractor can be expected to perform all contractual obligations.

Estimates of cost to complete is reviewed periodically and revised as appropriate to reflect new information. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

Income is recognized as the percentage of estimated total income that incurred costs to date divided by estimated total costs after giving effect to estimates of costs to complete based on most recent information. Percentage of completion is based on labor hours incurred to date divided by total estimated labor hours for the contract.

Royalty income on sales of licensed products by its customers are recorded when the customers report sales to the Company. Royalty income is reported monthly and is recorded in the period in which the product is sold. The Company has the right to audit the books of the licensees.

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

Results of Operations for the Quarter ended June 30, 2010

Revenues

Our revenues were $42,876,873 for the quarter ended June 30, 2010, a decrease of 19% or $10,256,588 as compared to $53,133,461 in the corresponding quarter in 2009. The decrease of revenues in the second quarter of 2010 as compared to the corresponding quarter in 2009 was mainly due to a portion of our activities for our OEM customers had shifted to "consignment manufacturing" where the components were provided to us by the customers and we were not required to purchase such materials. Effects on revenues and profitability under the consignment arrangement would be a) lower revenue figures since there would be no pass-through from the cost of components and revenues would only be the processing fee charged to the customers, b) unaffected earnings since our processing fee is based on the complexity in manufacturing and not directly related to the cost of materials, and c) higher margins. The percentage of "consignment EMS" revenue out of total EMS revenue for the 2nd quarter of 2010 as compared to the previous quarter was 14.2% versus 6.2%. Our revenues for the first six months of 2010 were $93,856,142 or an increase of 15% from $81,950,018 from the same six months of 2009.

In terms of volume, we manufactured 1.73 million pieces of main circuit boards (PCBA) and 1.01 million complete mobile phones in the quarter ended June 30, 2010, which represented sequentially a 17% increase in PCBA and 14% increase in whole phones from activities of the previously quarter this year. The manufacturing volume for the six month period ended June 30, 2010 were 3.22 million and 1.89 million for PCBA and whole phones respectively, representing increases of 262% and 88% for PCBA and whole phones respectively over the corresponding six-month period last year.

In the second quarter of 2010, we sold a total of 56,714 units of our Leimone brand phones of which 10,210 were 3G handsets. Revenues from sales of our own branded products in the second quarter of 2010 totaled $4.48 million. For the six-month period ended June 30, 2010, total units of Leimone brand phones sold were 127,783 of which 16,454 were 3G units, bringing in gross sales of $9.11 million. There were no sales of our own brand phone for the corresponding six-month period in 2009.

Cost of sales

For the quarter ended June 30, 2010 our cost of sales was $38,297,116 or 89.3% of revenues, while cost of sales for the corresponding quarter in 2009 was $49,973,216 or 94.1% of revenues. The reduction in cost of sales as a percentage of revenues was mainly due to a proportionally higher amount of "consignment manufacturing" activities as explained above. For the six months ended June 30, 2010, our cost of sales was $85,098,131 or 90.7% of revenues as compared to $76,105,167 or 92.9% of revenues for the corresponding six-month period in 2009.

Gross Profit

Gross profit for the quarter ended June 30, 2010 rose 45% to $4,579,757 compared to $3,160,245 for the corresponding 2009 quarter. Gross profit as a percentage of revenues for the second quarter of 2010 was 10.7%, almost doubling the 5.9% for the 2009 quarter. Again, the increase in gross margin was a result of increased "consignment manufacturing" activities as described in the Revenues section above.  Another reason for the increase in gross margin is due to the sales of our own branded products which generally carry a higher margin than the EMS activities. Gross profit also increased 9.6% sequentially from $4,178,254 of the previous quarter in 2010.

For the first six months of 2010, our gross profit rose 50% to $8,758,011 from $5,844,851 for the corresponding six months in 2009.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and such expenses were $69,962 and $114,038 for the three and six months ended June 30, 2010 respectively, as compared to $304,696 and $1,353,019 for the corresponding periods in 2009.   The higher amounts in this category for 2009 resulted from the gearing up of Profit Harvest's in its preparation to make sales in Hong Kong and the southern cities of China to our export customers.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $910,422 and $1,815,063 for the three and six months ended June 30, 2010 as compared to $116,229 and $903,711 for the corresponding periods in 2009. The increase of such expenses in 2010 was mainly due to legal, accounting and other expenses related to the Company maintaining compliance with the SEC and Nasdaq rules and regulations.

Non-cash compensation charges include stock option charges based on a Black-Scholes pricing model and values of common stock issued to consultants for services. Such charges for the three and six month periods ended June 30, 2010 were $413,250 and $782,909, respectively. There was no such charge in the comparable periods in 2009.

For the three and six months ended June 30, 2010, total operating expenses were $1,393,634 or 3.3% of revenues and $2,712,010 or 2.9% of revenues respectively. These expenses were considerably higher than $420,925 and $2,256,730 for the comparable periods from last year due to the increases in G&A expenses and non-cash compensation charges as described above.

Research and development expense

We did not record R&D expenditures in the second quarter of 2010 as we either built in such charges to our customers or absorbed such costs into our general and administration expenses. Certain R&D costs, directly related to contracts where sales are expected in future periods, are capitalized into construction in progress. See Note 10 of the Accompanying Notes to the Financial Statements.

Other income/(expenses)-net

The Company's other expenses-net were $170,255 and $442,702 for the three and six months ended June 30, 2010. These expenses were the results of interest expense offset by interest income and also income from various non-recurring activities. Such expenses for the corresponding periods in 2009 were $361,447 and 159,609 respectively.

Net income

For the quarter ended June 30, 2010, the Company's net income from operations was $2,034,648, an increase of $334,923 or 19.7% from $1,699,725 of the corresponding 2009 quarter, and also represented a 7.3% sequential increase from $1,895,702 of the previous quarter in 2010. Net margins, the ratio of net income over revenues, for the second quarters of 2010 and 2009 were 4.75% and 3.25% respectively. The significant increase in net margin was a result of increased "consignment manufacturing" activities as described in the Revenues section above.

For the six month period ended June 30, 2010, net income was $3,930,350, an increase of $1,310,253 or 50% from $2,620,097 for the corresponding period last year.

Other comprehensive income/(loss)

For the three and six month periods ended June 30, 2010, the Company's other comprehensive income (loss) was $110,615 and ($961) respectively. Other comprehensive income/(loss) resulted from foreign currency exchange changes particularly the Renminbi against the U.S. dollar. The gain for the second quarter of 2010 can result in a loss in future periods if the trend in the exchange rate of the Reminbi to the U.S. dollar reverses.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of June 30, 2010, the Company had cash and cash equivalents of $2,917,641. This represented an increase of $1,445,341 from $1,472,300 as of December 31, 2009.

Net cash provided by operating activities for the six months ended June 30, 2010 was $8,398,522 compared to net cash used in operating activities for the 2009 period of $3,337,741. In the first six months of 2010, operational use of funds included an increase in accounts receivable of $7,946,728 and advances made to related parties of $8,330,669 and a decrease in accounts payable of $505,074; while offset by a significant reduction in advances to suppliers of $17,813,105 and an increase in accrued expenses and other current liabilities of $1,499,698.

Net cash used for investing activities was $8,610,206 in the first six months of 2010 which was primarily cash used as deposits in the amount of $9,450,751 for construction of the Company's new manufacturing facilities, while the acquisition of a subsidiary brought in $1,491,630.

Net cash provided by financing activities was $1,652,200 in the first six months of 2010 which included proceeds from short-term loans of $18,127,923, proceeds from notes payable of $497,457, receipts from related parties in the amount of $10,921,930, and cash from the issuance of common shares of $1,058,839. During this period, there was an outflow due to advance to related parties of $4,932,483 and repayment of short-term loans of $13,167,982 and also an outflow of $10,933,479 for repayment of borrowing from related parties.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans to fund its operational cash needs. The Company may also contemplate one or more fundraises for its expansion needs, provided that conditions of the capital market allow for financing at acceptable terms.

Off Balance Sheet Arrangements

As of June 30, 2010, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of June 30, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 4. Reserved.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 19, 2010 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits filed herewith:

31.1    Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO     PDF
31.1    Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO     PDF
32.0    Section 1350 Certifications     PDF