Form 10-Q
period 2010-09-30
ZOOM TECHNOLOGIES INC
filed 2010-11-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of November 8, 2010 is 13,074,678.

Note: PDF provided as a courtesy

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For September 30, 2010

TABLE OF CONTENTS

Part I.	Consolidated Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	4
	Consolidated Statements of Income and Other Comprehensive Income for The Three-Month and Nine-Month Periods ended September 30, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Cash Flows for The Nine-Month Periods ended September 30, 2010 and 2009 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations	35
Item 3.	Controls and Procedures	41

Part II.	Other Information
Item 1.	Legal Proceedings	42
Item 4.	Reserved	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		43
Exhibits		44

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 2,017,215	$ 1,472,300
Restricted cash	10,044,609	11,993,214
Notes receivable	114,958	-
Accounts receivable, net	37,385,012	16,835,074
Other receivables and prepaid expenses	572,506	311,808
Advance to suppliers	20,863,977	27,471,601
Inventories, net	1,760,973	1,534,989
Due from related parties	9,321,547	12,221,778
Deferred tax assets, net	102,277	504,222
Total current assets	82,183,074	72,344,986

Property, plant and equipment, net	5,103,326	5,673,923
Research and development contracts in progress	1,011,398	-
Construction in progress	-	32,849
Construction in progress deposit - related parties	9,664,554	-
Intangible assets	180,793	-
Goodwill	8,498,897	103,057

TOTAL ASSETS	$ 106,642,042	$ 78,154,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 20,033,975	$ 16,000,702
Notes payable	19,916,096	23,986,427
Accounts payable	2,459,160	2,439,925
Advance from customers	513,612	51,243
Dividends payable	591,616	579,579
Taxes payable	3,788,963	1,603,557
Interest payable	67,942	-
Accrued expenses and other payables	1,166,995	127,484
Due to related parties	8,982,161	5,245,415

Total current liabilities	57,520,520	50,034,332

Long-term payables	580,000	-

TOTAL LIABILITIES	58,100,520	50,034,332

STOCKHOLDERS' EQUITY
Common stock: authorized 25,000,000 shares, par value $0.01
Issued 12,996,358 shares and outstanding 12,994,678 shares; and Issued 8,780,988 shares and outstanding 8,779,308 shares at September 30, 2010 and December 31, 2009 respectively	129,947	87,793
Shares to be issued	-	592
Subscription receivable	-	(378)
Deferred expenses	(240,316)	-
Additional paid-in capital	30,207,988	14,309,538
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	692,167	633,378
Accumulated other comprehensive income	741,888	210,773
Retained earnings	13,927,309	6,254,479

TOTAL STOCKHOLDERS' EQUITY	45,451,661	21,488,853
Noncontrolling interest	3,089,861	6,631,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 106,642,042	$ 78,154,815

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009

Net revenues	$ 72,155,779	$ 55,290,880	$ 166,011,921	$ 137,240,898
Cost of sales	(64,783,811)	(52,262,849)	(149,881,942)	(128,412,782)

Gross profit	7,371,968	3,028,031	16,129,979	8,828,116

Operating expenses:
Sales and marketing	(153,307)	(36,431)	(267,345)	(1,320,422)
General and administrative	(1,052,776)	(255,122)	(2,867,839)	(1,183,095)
Research and development expenses	(689,682)	-	(689,682)	-
Non-cash equity-based compensation	(434,489)	-	(1,217,398)	-
Total operating expenses	(2,330,254)	(291,553)	(5,042,264)	(2,503,517)

Income from operations	5,041,714	2,736,478	11,087,715	6,324,599

Other income (expenses)
Interest income	127,601	113,219	251,717	278,765
Gain/(Loss) on disposal of fixed assets	(62,823)	-	(64,850)	-
Government grant income	50,606	-	68,958	-
Other income	573	12,340	214,194	437,658
Interest expense	(324,087)	(380,096)	(1,006,362)	(1,032,605)
Exchange (loss)	(7,483)	(1,126)	(8,477)	(30,317)
Other expenses	(71,053)	(63,688)	(184,548)	(132,461)
Total other income (expenses)	(286,666)	(319,351)	(729,368)	(478,960)
Income before income taxes and
noncontrolling interest	4,755,048	2,417,127	10,358,347	5,845,639

Income tax expense	(877,831)	(653,741)	(2,445,237)	(1,252,323)

Income before noncontrolling interest	3,877,217	1,763,386	7,913,110	4,593,316
Less: Income attributable to
noncontrolling interest	(75,948)	(29,330)	(181,491)	(239,163)

Net income attributable to Zoom Technologies Inc	3,801,269	1,734,056	7,731,619	4,354,153

Other comprehensive income	420,112	10,817	531,115	26,524

Comprehensive income	$ 4,221,381	$ 1,744,873	$ 8,262,734	$ 4,380,677

Basic and diluted income per common share:
Basic	$ 0.29	$ 0.39	$ 0.68	$ 1.02
Diluted	$ 0.29	$ 0.39	0.67	1.02

Weighted average common shares outstanding:
Basic	12,981,396	4,397,763	11,341,878	4,283,366
Diluted	13,094,204	4,397,763	11,483,631	4,283,366

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Income including noncontrolling interest	$7,913,110	$4,593,316
Loss from discontinued operations
Adjustments to reconcile income to cash including non-controlling interest provided by (used in) operating activities:
Depreciation and amortization	1,225,594	1,192,925
Non-cash equity-based compensation	1,217,398	-
Provision for inventory obsolescence	-	(247,296)
Provision for doubtful receivables	-	17,067
Loss on disposal of fixed assets	64,850	-
Deferred tax assets	348,410	384,006
Changes in operating assets and liabilities:
Accounts receivable	(18,657,090)	(5,909,296)
Inventories	(190,735)	2,015,176
Advances to suppliers	20,227,972	(20,283,253)
Prepaid expenses and other assets	(331,493)	932,518
Accounts payable	(64,483)	(860,014)
Advance from customers	271,692	11,528,554
Related parties-net	1,787,828	(790,359)
Accrued expenses and other current liabilities	1,804,297	492,578
Net cash provided by (used in) operating activities	15,617,350	(6,934,078)

Cash flows from investing activities:
Restricted cash	2,159,503	(3,215,194)
Cash paid for long-term investments	(500,000)	-
Purchase of property and equipment and other long-term assets	(9,941,004)	(115,765)
Proceeds from notes receivable	593,798	(14,615)
Cash increase due to acquisition of subsidiaries	1,491,630	-

Net cash used in investing activities	(6,196,073)	(3,345,574)

Cash flows from financing activities:
Issuance of shares for cash	1,044,833	-
Proceeds from short-term loans	28,064,338	18,414,296
Advance to related parties	(6,182,774)	(9,846,445)
Repayment on borrowing from related parties	(23,380,225)	(103,219)
Proceeds from (repayment on) notes payable	(4,489,120)	6,430,389
Collection on advance to related parties	86,284	11,671,204
Receipt from related parties	21,080,990	1,615,775
Repayments on short-term loans	(25,130,273)	(15,067,570)
Repayments on long-term loan	-	(1,169,162)
Net cash provided by (used in) financing activities	(8,905,947)	11,945,268

Effect of exchange rate changes on cash & cash equivalents	29,585	(6,080)

Net increase in cash and cash equivalents	544,915	1,659,536

Cash and cash equivalents, beginning balance	1,472,300	812,769

Cash and cash equivalents, ending balance	$2,017,215	$2,472,305

Non-cash investing and financing activities
Acquisition of 28.97% of TCB by issuing 2,462,576 shares	4,348,247	-
Acquisition of 100% of Silver Tech by issuing 1,342,599 shares	9,590,000	-

SUPPLEMENTARY DISCLOSURES:

Interest paid	$992,067	$1,032,605

Income tax paid	$51,534	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC.
SEPTEMBER 30, 2010 AND 2009

NOTE 1 — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom or the "Company"), pursuant to the share exchange agreement dated January 28, 2009, (amended on May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI"). In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

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

Gold Lion owns 100% of the outstanding stock of Jiangsu Leimone Electronics Co., Ltd., ("Jiangsu Leimone"), a foreign investment enterprise organized under the laws of the PRC that engages in the manufacturing, R&D, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. Jiangsu Leimone owned 51.03% of the outstanding stock of TCB Digital; until March 31, 2010 when Mr. Gu, the Chairman & CEO of the Company, exercised his option to purchase an additional 28.97% of TCB Digital and transferred such ownership to the Company resulting in an increase in our Company's ownership of TCB Digital to 80%. Gold Lion also owns 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong.

Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion and on March 31, 2010 exercised his option to purchase an additional 28.97% of the outstanding capital stock of TCB Digital.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the share exchange agreement and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who held an option to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the 28.97% interest in TCB Digital for 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option (See Subsidiary details).

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

The parties to the Agreement include: (1) Zoom Technologies, Inc.; (2) Silver Tech Enterprises, Ltd. ("Silver Tech"), a holding company founded in July 2005, organized and existing under the laws of the BVI, which owned 100% of Ever Elite Corporation, Ltd. ("Ever Elite"); (3) Ever Elite, a holding company founded in June 2007, organized under the laws of HK which owned 100% of Nollec Wireless; (4) Nollec Wireless, the operating company founded in June 2007, organized under the laws of the PRC; (5) Key Network Holdings, Ltd. ("KNH"), a BVI company, then owner of 76.8% of the outstanding stock of Silver Tech; and (6) Better Day Finance, Ltd. ("BDF"), a BVI company, then owner of 23.2% of the outstanding stock of Silver Tech.

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the agreement date. As at June 30, 2010, the Company issued 1,342,599 shares and paid $500,000. The balance of $870,000 in cash payment will be paid in six equal installments over a period of three years, of which $290,000 has been included in other payables and $580,000 included in long-term payables. After the closing on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. We determined that the acquisition of Silver Tech did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

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

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion.

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.03% and 15% respectively of TCB Digital, or 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 28.97% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as at March 31, 2010. The Company recorded the fair value of shares as part of this transaction of $4.3 million which was net off the excess in fair value of $0.6 million over the carrying value of minority interest. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51. with the excess of fair value of shares over the carrying value of minority interests was charged to additional paid in capital. During the three month period ended June 30, 2010, the Company issued 2,462,576 shares.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, and its 80%-owned joint venture TCB Digital as of and for the nine months ended September 30, 2010 and 100%-owned subsidiary Silver Tech as of and for the four months ended September 30, 2010. As of June 30, 2007, Gu and Cao jointly acquired 51.03% equity of TCB Digital through Hebei Leimone and Beijing Depu respectively, and Gu controlled 100% of Profit Harvest in 2007. As Gu and Cao transferred their 51.03% equity interest of TCB Digital into Jiangsu Leimone on December 30, 2008, and 100% equity interest of Profit Harvest was transferred to Gold Lion on December 22, 2008, Gu exercised the option to acquire 28.97% equity of TCB Digital on March 31, 2010. The Company acquired 100% of Silver Tech, the holding company that owns 100% of Nollec Wireless, and the transaction was completed as of May 31, 2010. Therefore, the consolidated financial statements as of September 30, 2010 include the balance sheets at September 30, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and Silver Tech and balance sheets at December 31, 2009 of TCB Digital, Jiangsu Leimone, Profit Harvest; the consolidation of operating results for the nine months ended September 30, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and for the four months ended September 30, 2010 of Silver Tech.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity were $741,888 and $210,773 as of September 30, 2010 and December 31, 2009 (audited), respectively.

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

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of September 30, 2010 and December 31, 2009, the Company did not incur any impairment loss for goodwill.

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

  The buyer can be expected to satisfy all obligations under the contract.

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

Royalty income on sales of licensed products by its customers is recorded when the customers report sales to the Company. Royalty income is reported monthly and recorded in the period in which the product is sold. The Company has the right to audit the books of the licensees.

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

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company that do not meet the capitalization criteria of ASC 840 "Leases", previously SFAS No. 13, are accounted for as operating leases. Rental payables under operating leases are expensed on the straight-line basis over the lease term.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs during the three and nine months ended September 30, 2010 and 2009 were $689,682 and $0 respectively.

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2010 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,017,215	$2,017,215	-	-

Restricted cash	$10,044,609	$10,044,609	-	-

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable (See note 14). Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2010 and December 31, 2009 (audited), substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Non-controlling Interests

Effective January 1, 2009, the Company adopted ASC 810, previously SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-reported in equity" for reporting non-controlling interest ("NCI") in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures were adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption. Non-controlling interest includes a credit of $567,481 in year 2009 representing its share of increase in additional paid in capital as a result of certain expenses paid by an entity related to the Company's principal shareholder on behalf of the Company.

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

NOTE 3 - MERGER AND ACQUISITION

The Company acquired 60% equity in Jiangsu Leimone on November 30, 2007. As of November 30, 2007, the net assets of Jiangsu Leimone were Nil. The purchase consideration was $10,273 which was higher than 60% of total net assets of Jiangsu Leimone and resulted in goodwill of $10,273. On January 1, 2008, the Company invested $4,972,466 (HK$38,800,000) in Jiangsu Leimone. After this investment, the net assets of Jiangsu Leimone were $4,976,051 and the Company owned 80% of Jiangsu Leimone. The fair value of the 80% of equity interest of Jiangsu Leimone Electronic Co., Ltd on January 1, 2008 was $3,981,085. The agreed purchase consideration was $4,972,466 (HK$38,800,000) which was higher than 80% of total net assets of Jiangsu Leimone and resulted in goodwill of $991,381. The Company acquired the remaining 20% of equity of Jiangsu Leimone on November 30, 2008. As of November 30, 2008, the net assets of Jiangsu Leimone were $5,001,783 and therefore 20% of total assets of Jiangsu Leimone were $1,000,357. The agreed purchase consideration was $101,760 which was lower than 20% of total net assets of Jiangsu Leimone and resulted in negative goodwill of $898,597. Therefore, the total goodwill resulting from the acquisition of Jiangsu Leimone was $103,057. As of September 30, 2010 and December 31, 2009 (audited), goodwill was $103,057 and $103,057 respectively.

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

The following table summarizes proforma information showing the effects on the consolidated financial results of the Company if the acquisition of Silver Tech occurred at the beginning of the nine month periods ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Net revenues	$168,360,091	$141,439,498
Net income	$7,970,089	$5,002,383

Earnings per share - basic	$0.66	$0.89
Earnings per share - diluted	$0.65	$0.89
Weighted average shares - basic	12,035,308	5,625,965
Weighted average shares - diluted	12,177,061	5,625,965

The following table summarizes goodwill resulting from the acquisition of Jiangsu Leimone and Silver Tech:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840

Total goodwill	$8,498,897

There was no impairment of goodwill as at September 30, 2010 and December 31, 2009 (audited).

NOTE 4 - RESTRICTED CASH

Restricted cash as of September 30, 2010 and December 31, 2009 (audited) was $10,044,609 and $11,993,214 respectively. Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 14).

NOTE 5 - ACCOUNTS RECEIVABLE

As of September 30, 2010 and December 31, 2009, the Company's accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
		(Audited)

Accounts receivable	$37,404,312	$16,853,982
Less: Allowance for doubtful accounts	(19,300)	(18,908)

Accountants receivable, net	$37,385,012	$16,835,074

NOTE 6 - INVENTORIES

Inventories, by major categories, as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Raw materials	$1,389,107	$1,290,657
Work in progress	45	44
Low value consumables	15,322	15,332
Finished goods	492,751	362,436
	1,897,225	1,668,469
Less: Allowance for obsolete inventories	(136,252)	(133,480)

Inventories, net	$1,760,973	$1,534,989

NOTE 7 - ADVANCE TO SUPPLIERS

As of September 30, 2010 and December 31, 2009, the Company's advance to suppliers consisted of the following:

	September 30, 2010	December 31, 2009
		(Audited)

Beijing Orsus Xelent Technology & Trading Company Limited	$-	$2,427,330
Yuechangrui	2,268,561	-
CEC CoreCast Technology Co., Ltd.	6,519,474	4,591,361
Beijing HYT Technology & Trade Co., Ltd.,	-	2,523,548
Beijing Zhongdian Yiren Information Technology Co., Ltd.	-	10,635,353
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co. ("SBDSJCTC")	10,862,190	-
TSINGTAO Hisense Portable Communication Tech Co.,Ltd	374,733	-
ASIC Advantage Inc	121,138	-
Shunming	-	5,882,205
Ytone Co., Ltd.	-	433,450
Sibo Technologies Limited	-	273,450
Shenzhen Huirongyuan Industrial Co., Ltd.	-	155,034
Others	717,881	549,870

Total advance to suppliers	$20,863,977	$27,471,601

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are intended to ensure preferential pricing. The amounts advanced under such arrangements totaled $6,519,474 and $4,591,361 as of September 30, 2010 and December 31, 2009 (audited), respectively. See Note 12 for notes payable details.

The Company purchased parts for mobile phone manufacturing from SBDSJCTC, and SBDSJCTC has delivered those parts to the Company according to the purchase terms. The advance for such purchases totaled $10,862,190 and nil as of September 30, 2010 and December 31, 2009.

NOTE 8 - OTHER RECEIVABLES & PREPAID EXPENSES

As of September 30, 2010 and December 31, 2009, the Company's other receivables and prepaid expenses consisted of the following:

	September 30, 2010	December 31, 2009
		(Audited)

Advance to employees	$70,578	$27,156
Deposit for rental of equipment lease	179,773	49,730
Prepaid expenses	207,596	155,047
Others	114,559	79,875

Total other receivables	$572,506	$311,808

The deposit for rental of equipment lease will be recovered in one year.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
		(Audited)

Machinery and Equipment	$8,872,543	$8,462,827
Electronic Equipment	2,203,321	1,693,094
Transportation Equipment	173,179	169,655
Workshop reconstruction	59,972	60,946
Leasehold improvements	115,227	-
Assembly line reconstruction	-	119,470
Office equipment	72,299	18,599
	11,496,541	10,524,591
Less: Accumulated depreciation	(6,393,215)	(4,850,668)

Total property, plant and equipment, net	$5,103,326	$5,673,923

Depreciation for the nine months ended September 30, 2010 and 2009 was $1,216,916 and $1,192,925 respectively. The depreciation for the three months ended September 30, 2010 and 2009 was $420,434 and $398,129 respectively.

NOTE 10 - RESEARCH ANDH DEVELOPMENT CONTRACTS IN PROGRESS
September 30, 2010

Mobile phone development projects	$1,011,398

Research and development contracts in progress include cost plus profit attributable to those contracts. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses.

NOTE 11 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTIES

September 30, 2010

Manufacturing plant	$9,664,554

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($14,869,000). As of September 30, 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($9,664,554) and is recorded as construction in progress deposit.

NOTE 12 - INTANGIBLE ASSETS

As of September 30, 2010, the Company's intangible assets were summarized as follows:

	Useful life	2010

Software	3 years	$30,366
Patent techniques	10 years	172,333
Total cost		202,699

Less: Total accumulated amortization		(21,906)

Intangible assets, net		$180,793

Intangible assets were stated at cost less accumulated amortization. The amortization of intangible assets for the nine months ended September 30, 2010 and 2009 was $9,230 and Nil respectively. The amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $7,186 and Nil respectively. The estimated amortization for the next five years as of September 30, 2010 and thereafter is expected to be as follows by years:

2011	$27,355
2012	21,728
2013	17,233
2014	17,233
2015	17,233
Thereafter	80,011

Total	$180,793

NOTE 13 - SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of September 30, 2010 and December 31, 2009, the Company's short term loans consisted of the following:

	September 30, 2010	December 31, 2009
		(Audited)

Bank of Communications Tianjin Branch ("BOCTB"), due from March 3, 2009 to March 2, 2010 with interest at 5.841%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	$-	$4,387,762

BOCTB, due from May 15, 2009 to February 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	2,925,174

BOCTB, due from May 25, 2009 to January 24, 2010 with interest at 5.310%, guaranteed by TCBGCL	-	2,925,174

BOCTB, due from June 15, 2009 to March 14, 2010 with interest at 5.310%, guaranteed by TCBGCL	-	2,925,174

Northern International Trust & Investment Co., Ltd, due from October 14, 2009 to October 14, 2010 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,791,553	1,755,104

BOCTB, due from December 04, 2009 to August 14, 2010 with interest at 5.841%, secured by production machinery	-	1,082,314

BOCTB, due from March 4 to November 3, 2010 with floating interest, guaranteed by TCBGCL	4,478,883	-

BOCTB, due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL	2,985,921	-

BOCTB, due from August 16, 2010 to August 17, 2011 with floating interest, guaranteed by TCBGCL	1,104,791	-

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL	2,985,921	-

BOCTB, due from June 28, 2010 to June 27, 2011 with floating interest, guaranteed by TCBGCL	2,985,921	-

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	2,985,921	-

Key Network Holdings Limited, due from May 31, 2010 to June 3, 2011 with interest at 6%.	715,064	-

Total short-term loans	$20,033,975	$16,000,702

NOTE 14 - NOTES PAYABLE

These notes are payable in three or six months and bear no interest. The balance of notes payable as of September 30, 2010 and December 31, 2009 consisted of the following (all were bankers' acceptances):

	September 30, 2010	December 31, 2009
		(Audited)

CoreCast, honored by the BOCTB, from July 10, 2009 to January 10, 2010, secured by $2,193,881 of cash in bank	$-	$4,387,761

CoreCast, honored by the BOCTB, from August 10, 2009 to February 10, 2010, secured by $877,552 of cash in bank.	-	1,755,104

Beijing Orsus, honored by the BOCTB, from August 17, 2009 to February 18, 2010, secured by $731,294 of cash in bank.	-	1,462,587

CEC CoreCast Technology Co., Ltd., ("CoreCast Tech.") honored by the BOCTB, from September 21, 2009 to March 21, 2010, secured by $1,813,608 of cash in bank.	-	3,627,216

CoreCast Tech., honored by the BOCTB, from September 23, 2009 to March 23, 2010, secured by $2,720,412 of cash in bank.	-	5,440,824

CoreCast Tech., honored by the BOCTB, from September 25, 2009 to March 25, 2010, secured by $1,170,070 of cash in bank.	-	2,340,139

CoreCast Tech., honored by the BOCTB, from September 27, 2009 to March 27, 2010, secured by $1,755,104 of cash in bank.	-	3,510,209

Beijing Orsus., honored by the BOCTB, from October 21, 2009 to April 21, 2010, secured by $292,564 of cash in bank, paid on April 21, 2010	-	585,035

Beijing Orsus., honored by the BOCTB, from December 10, 2009 to June 10, 2010, secured by $438,847 of cash in bank	-	877,552

CoreCast Tech., honored by the BOCTB, from July 12, 2010 to January 12, 2011, secured by $895,776 of cash in bank	1,791,553	-

CoreCast Tech., honored by the BOCTB, from July 14, 2010 to January 14, 2011, secured by $1,343,665 of cash in bank	2,687,329	-

CoreCast Tech., honored by the BOCTB, from September 14, 2010 to March 14, 2011, secured by $1,492,961 of cash in bank.	2,985,922	-

CoreCast Tech., honored by the BOCTB, from September 16, 2010 to March 16, 2011, secured by $2,239,441 of cash in bank.	4,478,882	-

CoreCast Tech., honored by the BOCTB, from September 17, 2010 to March 17, 2011, secured by $1,594,482 of cash in bank.	3,188,964	-

CoreCast Tech., honored by the BOCTB, from September 19, 2010 to March 19, 2011, secured by $2,391,723 of cash in bank.	4,783,446	-

Total notes payable	$19,916,096	$23,986,427

NOTE 15 - ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2010 and December 31, 2009, the accrued expenses and other payables of the Company were summarized as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Accrued machinery rent	$-	$116,515
Accrued filing fee	348,296	-
Accrued rework cost	302,706	-
Accrued consulting fee	51,038	-
Acquisition payable*	290,000	-
Welfare & salary payable	100,806	10,969
Other	74,149	-

Total accrued expenses and other payables	$1,166,995	$127,484

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 16 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.03% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $591,616 and $579,579 as of September 30, 2010 and December 31, 2009 (audited) respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due from related parties

As of September 30, 2010 and December 31, 2009, due from related parties were:

	September 30, 2010	December 31, 2009
		(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,742	$5,625
Hebei Leimone	134,366	329,082
Shanghai Spreadbridge Information Technology Co., Ltd.	-	9,864,476
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	229,617	247,909
Leimone (Tianjin) Industrial Co., Ltd.	7,175,190	1,206,832
Beijing Leimone Shengtong Cultural Development Co., Ltd.	267,142	133,739
Tianjin Tongguang Group Yizhida Technology Co.,Ltd.	50,837	-
Tianjin Tong Guang Group	474,331	-
Shenzhen Leimone	259,094	-
712 (Shareholder)	725,228	434,115

Total due from related parties	$9,321,547	$12,221,778

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the nine months ended September 30, 2010 and 2009, the Company recorded net revenues of $688 and $879,969 from sales to Electronics Science & Tech respectively. For the three months ended September 30, 2010 and 2009, the Company recorded net revenue of Nil and Nil from sales to Electronics Science & Tech respectively.

Hebei Leimone is controlled by Gu, the largest shareholder of the Company. The Company sells certain products and provides some technical services to Hebei Leimone. For the nine months ended September 30, 2010 and 2009, the Company recorded net revenues of Nil and $780,690 respectively from sales to Hebei Leimone; and as of September 30, 2010 and December 31, 2009, the balances due from Hebei Leimone regarding such sales were $134,366 and $329,082 respectively. For the three months ended September 30, 2010 and 2009, the Company recorded net revenues of Nil and $168,694 respectively from sales to Hebei Leimone.

Shanghai Spreadbridge Information Technology Co., Ltd. ("Shanghai Spreadbridge") was controlled by Gu, the largest shareholder of the Company, before March 1, 2010. Shanghai Spreadbridge sells components and raw materials to the Company. For the three months ended March 31, 2010 and 2009, the Company recorded total purchases from Shanghai Spreadbridge of $2,874,711 and nil respectively. Gu transferred all of his ownership of Shanghai Spreadbridge on March 1, 2010 to Zhu Jianying. Shanghai Spreadbridge is no longer a related party as the Company's principal shareholder sold his interest on March 1, 2010. TCB Digital holds 70% shares in Shanghai Spreadbridge, as nominee of the Company's principal shareholder but does not control its operations.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months or more. As of September 30, 2010 and December 31, 2009, the balance of such loans was $229,617 and $247,909 and is due on March 30, 2011.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the nine months ended September 30, 2010 and 2009, the Company recorded total purchases from Tianjin Leimone of $15,422,945 and Nil respectively. The amount due from Tianjin Leimone represented advances of $1,704,377 and $1,206,832 as of September 30, 2010 and December 31, 2009 respectively. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of September 30, 2010 and December 31, 2009, the balance of such loans was $5,470,813 and Nil respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

Tianjin Tong Guang Group borrowed money from the Company. The borrowings bear no interest and have no repayment term. As of September 30, 2010 and December 31, 2009, the balance of such loans was $474,331 and Nil respectively.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 28.97% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the nine months ended September 30, 2010 and 2009, the Company recorded total revenues from such sales to712 of $13,501,391 and $3,539,329 respectively. For the three months ended September 30, 2010 and 2009, the Company recorded total revenue from such sales to 712 of $12,119,315 and $3,434,567 respectively. In addition, the Company purchases raw materials from 712. For the nine months ended September 30, 2010 and 2009, the Company recorded total purchase from 712 of $19,184,276 and Nil respectively. For the three months ended September 30, 2010 and 2009, the Company recorded total purchase from 712 of $9,180,111 and Nil respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 28.97% of TCB Digital. Due from 712 as of September 30, 2010 and December 31, 2009 was $725,228 and $434,115 respectively.

Due to related parties

As of September 30, 2010 and December 31, 2009, due to related parties was:

	September 30, 2010	December 31, 2009
		(Audited)

Shanghai Spreadbridge	$-	$815
Zhejiang Leimone	6,273	6,146
Leimone (Tianjin) Industrial Co., Ltd.	6,103,109
Tianjin Tong Guang Group Special Equipment Co., Ltd.	9,704
Tianjin Tong Guang Group	-	1,791,193
Gu	2,863,075	3,447,261

Total due to related parties	$8,982,161	$5,245,415

Zhejiang Leimone transferred fixed assets to the Company of $37,092 in 2008. The amount due to Zhejiang Leimone was $6,273 and $6,146 as of September 30, 2010 and December 31, 2009 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and have no repayment term. As of September 30, 2010 and December 31, 2009, the balance of such loans was Nil and $1,791,193 respectively.

Gu provides fund to the Company with no interest and no repayment term. As of September 30, 2010 and December 31, 2009, the balances of funds provided by Gu was $2,863,075 and $3,447,261 respectively.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. The Company consigned certain manufacturing processing to Tianjin Leimone. For the nine months ended September 30, 2010 and 2009, the Company recorded total processing fee to Tianjin Leimone of $37,506,814 and Nil respectively. The amount due to Tianjin Leimone represented payables of $6,103,109 and nil as of September 30, 2010 and December 31, 2009, respectively.

On July 5, 2010 a related party paid some of the expenses of TCB Digital which amounted to $77,482 and was recorded as a capital contribution to the company and the minority interest holders in their respective ownership interest.

NOTE 18 - LONG-TERM PAYABLES

September 30, 2010

Acquisition payable	$580,000

Acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 19 - STOCKHOLDERS' EQUITY

COMMON STOCK

There was no exercise of stock options during the three months ended September 2010. During the six months ended June 30, 2010, 26,650 options ("Previous Options") held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $2.89 per share, and 5,800 Previous Options were exercised at the weighted average price of $1.53 per share.

There were 100,000 shares of common stock issued to two consultants for their 12 months of service to the Company from January 1, 2010. The shares were valued at $6.78 per share, the closing price on January 10, 2010 which was the date of the consulting agreement. The amounts recorded were a) non-cash compensation charge for the three and nine months ended September 30, 2010 of $169,500 and $508,500 respectively; and b) deferred expenses as of September 30, 2010 of $169,500.

There were 15,000 shares of common stock issued to a consultant for his 19 months of service to the Company from June 1, 2010. The shares were valued at $5.98 per share, the closing price on June 17, 2010 which was the date of the consulting agreement. The amounts recorded were a) non-cash compensation charge for the three and nine months ended September 30, 2010 of $14,163 and $18,884 respectively; and b) deferred expenses as of September 30, 2010 of $70,816.

There were 3,824 shares of common stock issued to the CFO of the Company, in lieu of his cash compensation for the month of August 2010; the shares were valued at $3.40 per share, the closing price on September 10, 2010 which was the date of the Board approval, and the amount of $13,002 was recorded as non-cash compensation charge for the three months ended September 30, 2010. There were 6,500 shares of common stock issued to the CFO of the Company, in lieu of his cash compensation for the three months ended June 30, 2010; the shares were valued at $5.98 per share, the closing price on June 17, 2010 which was the date of the Board approval, and the amount of $38,870 was recorded as non-cash compensation charge for the three months ended June 30, 2010.

There were 11,078 shares of common stock issued to a contractor of the Company as compensation for services provided; the shares were valued at $37,665 or $3.40 per share which was the closing price on September 10, 2010, the date of the Board Approval. Of the total amount, $12,120 was recorded as payment towards accrued expenses for the quarter ended June 30, 2010 and $25,545 was recorded as non-cash compensation charge for the quarter ended September 30, 2010.

The Company issued 59,159 shares of common stock in January 2010 for the exercise of Series B warrants which were exercised during the year ended December 31, 2009 and were part of shares to be issued as at December 31, 2009.

There was no exercise of warrants in the quarters ended September 30 and June 30, 2010. In March 2010, 15,157 of Series A warrants were exercised at $6 per share.

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

Series F Warrants: The Series F warrants have an exercise price of $6.00 and a term of 5 years from the issue date. The Company issued 375,000 F warrants to investors who participated in private placement transaction pursuant to the Securities Purchase Agreement dated October 15, 2009, to temporarily waive their right for a period of eight months to participate in a future offering of the Company. The investors originally have a period of twenty-four months ("Rights Period") in which they have the right to participate, and for providing a temporary waiver, an eight-month duration is added to the original expiration of the Rights Period.

The following summary represents warrants activity during the year ended December 31, 2009 and the nine months ended September 30, 2010:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2008	-	-

Granted	1,442,127	$ 6.00
Lapsed	-	-
Exercised in 4th quarter	(18,881)	$ 6.00

Balance, December 31, 2009	1,423,246	$ 6.00	$256,184

Granted	381,667	$ 6.02
Lapsed	-	-
Exercised in 1st quarter	(15,517)	$ 6.00

Balance, September 30, 2010	1,789,396	$ 6.00	$-

The following presents warrants summary as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	1,789,396	4.16 years	$6.00	1,789,396	$6.00

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

NOTE 20 - STOCK OPTIONS

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

On the closing of the acquisition, 30,000 stock options were granted to 4 exiting directors of the Company, for their anticipated cooperation with post-acquisition management, including the provision of any historical information about the Company that may be needed in future activities. Such options are exercisable at $10.14 per share, vest in 6 months from the date of grant and will expire in 2 years. The non-cash compensation charges of these 30,000 shares of options will be expensed by the Company.

During the last quarter of 2009, 113,050 options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $4.60 per share.

There was no exercise of stock option during the three months ended September 30, 2010. During the nine months ended September 30, 2010, 26,650 options ("Previous Options") held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $2.89 per share, and 5,800 Previous Options were exercised at the weighted average price of $1.53 per share.

The following summary represents options activity during the year ended December 31, 2009 and the nine months ended September 30, 2010, under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	231,300	$ 4.09

Granted	193,400	$ 3.03
Lapsed	-	-
Exercised	(113,050)	$ 4.60

Balance, December 31, 2009	311,650	$ 3.25	$913,134

Granted	-	-
Lapsed	-	-
Exercised	(32,450)	$ 2.65

Balance, September 30, 2010	279,200	$ 3.32	$369,762

The following represents options summary as of September 30, 2010 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	279,200	0.91 years	$3.32	207,100	$3.85

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

The following summary represents options activity during the year ended December 31, 2009 and the nine months ended September 30, 2010, under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	-	-

Granted	1,100,000	$ 6.18
Lapsed	-	-
Exercised	-	-

Balance, December 31, 2009	1,100,000	$ 6.18	$-

Granted	-	-
Lapsed	-	-
Exercised	-	-

Balance, September 30, 2010	1,100,000	$ 6.18	$-

The following represents options summary as of September 30, 2010 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,100,000	2.07 years	$6.18	392,500	$6.18

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

NOTE 21 - INCOME TAX

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

Nollec Wireless is exempt from income tax in PRC for two years starting from 2008, and is subject to a 50% exemption on normal income tax rate for three years starting from 2010 and is subject to normal income tax rate from 2013.

The Company's net income would have been lowered by $31,000 and earnings per share would have been lower by $0.00 for the nine months ended September 30, 2010, assuming Nollec Wireless was not exempted from income tax.

TCB Digital had pre-tax profit of $975,978 and $913,100 for the nine months ended September 30, 2010 and 2009 respectively, while Jiangsu Leimone had pre-tax loss of $19,152 and pre-tax loss of $63,700 for the nine months ended September 30, 2010 and 2009 respectively, while Profit Harvest had pre-tax profit of $11,408,108 and $5,015,900 for the nine months ended September 30, 2010 and 2009 respectively, while Nollec Wireless had pre-tax profit of 123,333 for the four months ended September 30, 2010.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Deferred tax assets:		(Audited)

Inventory impairment reserve	$34,063	$33,370
Buy-back reverse	-	63,175
Bad debt allowance	14,856	8,185
Expenses deductible in next year	74,993	304,524
Inventory shortage	87,155	-
Long-term investment impairment	16,795	16,454
Carryforward operating loss	-	99,437
Accrued rental deductible in next year	840	823
	228,702	525,967
Less: Valuation allowance	-	-

Total deferred tax assets	228,702	525,967

Deferred tax liabilities
Developed products	(126,425)	(21,746)

Deferred tax assets, net	$102,277	$504,222

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

US statutory rates	34.0%	34.0%
Tax rate difference	(13.4)%	(16.3)%
Valuation allowance	-	0.4%
Effect of tax holiday	-	3.4%
Tax for prior year	3.0%	-

Tax per financial statements	23.6%	21.5%

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

US statutory rates	34.0%	34.0%
Tax rate difference	(14.8)%	(16.5)%
Valuation allowance	(1.3)%	0.8%
Tax for prior year	0.5%	8.7%

Tax per financial statements	18.4%	27.0%

NOTE 22 - STATUTORY RESERVES

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the nine months ended September 30, 2010 and 2009, the Company appropriated $58,789 and $70,535 to statutory surplus reserve respectively. As of September 30, 2010 and December 31, 2009, the Company's statutory surplus reserve was $692,167 and $633,378 respectively.

NOTE 23 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers representing 10% or more of the Company's consolidated sales were:

Nine months ended September 30, 2010	Sales Revenue	% to Total Sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$24,504,798	15%
Beijing Baina Wei'er Science and Technology Co., Ltd.	17,656,185	11%
Hong Kong Newway International Industrial Limited	20,972,695	13%
Larson Limited	33,719,678	20%

Total	$96,853,356	59%

Nine months ended September 30, 2009	Sales Revenue	% to Total Sales

Beijing Baina Wei'er Science and Technology Co., Ltd.	$51,189,311	37%
CEC CoreCast Technology Co., Ltd.	22,727,216	17%

Total	$73,916,527	54%

Three months ended September 30, 2010	Sales Revenue	% to Total Sales

Larson Limited	$16,192,057	22%
Tianjin 712 Communications and Broadcasting Ltd.	12,119,314	17%
Tianjin Optical Communication Technology Co., Ltd.	12,017,055	17%
Beijing Tianyu Langtong Communication Equipment Co., Ltd.	10,010,581	14%
Eegal tech Co Ltd	10,195,981	14%

Total	$60,534,990	84%

Three months ended September 30, 2009	Sales Revenue	% to Total Sales

Beijing Baina Wei'er Science and Technology Co., Ltd.	$18,475,037	33%
CEC CoreCast Technology Co., Ltd.	11,592,894	21%

Total	$30,067,931	54%

(b) During the reporting periods, the suppliers represented 10% or more of the Company's consolidated purchases are:

Nine months ended September 30, 2010	Total Purchases	% to Total Purchases

Beijing Beny Wave Science & Technology Co. Ltd	$36,222,698	25%
Leimone (Tianjin) Industrial Co., Ltd.	37,506,814	26%

Total	$73,729,512	51%

Nine months ended September 30, 2009	Total purchases	% to Total Purchases

Beijing Tianyu Communication Equipment Co., Ltd	$42,267,091	30%
CEC CoreCast Corporation Limited	22,065,258	16%

Total	$64,332,349	46%

Three months ended September 30, 2010	Total Purchases	% to Total Purchases

Beijing Beny Wave Science & Technology Co. Ltd	$9,904,339	16%
Leimone (Tianjin) Industrial Co., Ltd.	18,215,701	29%
Tianjin 712 Communications and Broadcasting Ltd.	11,853,982	19%
Yue Chang Rui	8,968,000	14%

Total	$48,942,022	78%

Three months ended September 30, 2009	Total purchases	% to Total Purchases

Beijing Tianyu Communication Equipment Co., Ltd	$25,161,075	35%
CEC CoreCast Corporation Limited	10,810,021	15%

Total	$35,971,096	68%

NOTE 24 - OPERATING RISK

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

  Exchange risk

  The Company cannot guarantee the Renminbi and USD exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and USD. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of September 30, 2010 and December 31, 2009 and believes its exposure to interest rate risk is not material.

NOTE 25 - COMMITMENTS

Operating lease commitments

The Company has an operating lease of the TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital. Pursuant to these leases which rates of rent are all at Rmb 8 per square meter per month for production facilities and dormitory space, the commitments of the Company as of September 30, 2010 for the next 2 years are as follows:

Year ending 2011	$234,249
Year ending 2012	113,718

Total minimum lease payments	$347,967

Capital Contribution

On April 16, 2010, Jiangsu Leimone received capital contribution of $300,000 (HK$2,328,650) from Gold Lion. The remaining balance of registered capital of Jiangsu Leimone of $885,689 (HK$6,871,350) was not made as at September 30, 2010.

NOTE 26 - SUBSEQUENT EVENTS

On October 18, 2010, the Company executed an agreement for the purchase of the domain name of "zoom.com" along with certain related trademarks for a total consideration of 80,000 shares of newly issued unregistered common stock of the Company. The shares were valued at $4.37 per share which was the closing price of our stock as of the date of the agreement.

On November 9, 2010, the Company executed definitive agreements with institutional and accredited investors for gross proceeds of $7,926,240 in connection with the Company's private placement of common stock and warrants. The transaction involves the sale of 2,113,664 shares of newly issued unregistered common stock of the Company at the price of $3.75 per share and warrants to purchase an additional 1,585,248 shares of the Company's common stock at $4.71 per share and 42,273 placement agent warrants at the same exercise price. The grant date fair value of such warrants was $1.34 per share which was calculated by using Black Scholes Option Pricing Model as follows: stock price of $4.49 per share, exercise price of $4.71 per share, expected life of 5 years, volatility of 33.57% and discount rate of 1.27%.

The investors also have registration rights to the common stock and the common stock issuable upon the exercise of warrants, including that the Company shall file a registration statement within 45 days and causing the registration statement to be declared effective within 90 days, respectively, from the closing of the transaction. The failure of the Company to do so will result in a penalty of 2% for each month's delay up to a maximum of 6%, payable fifty percent (50%) in cash and fifty percent (50%) in common stock.

This transaction is expected to be completed on or about November 15, 2010. If so, pursuant to anti-dilution terms of previously issued 1,789,396 warrants with an average weighted exercise price of $6 per share (Previous Warrants), such Previous Warrants will be adjusted to a) an exercise price of $3.75 per share, and b) the number of shares exercisable will be 2,863,034.

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

Acquisition of Nollec Wireless

On April 29, 2010, the Company executed a share exchange agreement (the "Nollec Agreement") to acquire 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company located in Beijing, China. The consideration paid for Nollec Wireless was $10.96 million in cash and stock. The consideration agreed upon by the Company and the owners of Nollec Wireless is based on the appraised fair value. Pursuant to the Nollec Agreement, $1.37 million of the total consideration was to be paid in cash by the Company, of which $500,000 has been paid and $870,000 will be paid over a three-year period, and the balance of $9.59 million was paid by issuance of 1,342,599 unregistered shares of the Company's common stock ("Payment Shares"). The value of the Payment Shares was based on the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The acquisition transaction closed on May 31, 2010.

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

The Company has the option of purchasing Mr. Gu's shares in Leimone Culture and on December 1, 2009, Zoom's Board of Directors approved to pursue the acquisition of 100% of Leimone Culture in the event the minority shareholders of Leimone Culture decides to sell their interests. Upon further due diligence and negotiation, terms of the acquisition are expected to be finalized in the first quarter of 2011.

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

Revenue Recognition

In accordance with US GAAP, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that Zoom Technologies recognizes in the financial statements contained herein.

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

Company's subsidiary, Nollec Wireless is in the mobile phone design, software integration and mobile solution R&D business, Nollec Wireless, recognizes revenue under percentage of completion method ASC Topic 605-35- 25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and in which all the following conditions exist:

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

Results of Operations for the Quarter ended September 30, 2010

Revenues

Our revenues were $72,155,779 for the quarter ended September 30, 2010, an increase of 30.5% or $16,864,899 as compared to $55,290,880 in the corresponding quarter in 2009. The increase of revenues in the third quarter of 2010 as compared to the corresponding quarter in 2009 was mainly due to the sales of our own "Leimone" brand mobile phones. In the third quarter of 2010, we sold 232,167 units of our Leimone brand phones of which 62,468 were 3G handsets. Revenues from sales of our own branded products in the third quarter of 2010 were $14.0 million. For the nine-month period ended September 30, 2010, total units of Leimone brand phones sold were 359,950 of which 78,922 were 3G units, bringing in gross sales of $23.2 million. In the first nine months of 2009, we sold 39,682 units of our own brand phone for gross sales of $2.9 million.

The percentage of "consignment EMS" revenue out of total EMS revenue for the third quarter of 2010 as compared to the previous quarter was 7.5% versus 14.2%. Our total revenues for the first nine months of 2010 were $166,011,921 or an increase of 21.0% from $137,240,898 from the same nine months of 2009.

In quantity, we manufactured 2.62 million pieces of main circuit boards (PCBA) and 1.37 million complete mobile phones in the quarter ended September 30, 2010, which represented sequentially a 10.8% decrease in PCBA and 29.0% increase in whole phones from the preceding quarter. The manufacturing volume for the nine months ended September 30, 2010 was 8.01 million and 3.39 million for PCBA and whole phones respectively, representing increases of 113% and 164% for PCBA and whole phones respectively over the corresponding nine months last year.

Cost of sales

For the quarter ended September 30, 2010 our cost of sales was $64,783,811 or 89.8% of revenues, while cost of sales for the corresponding quarter in 2009 was $52,262,849 or 94.5% of revenues. The reduction in cost of sales as a percentage of revenues was mainly contributed by our own Leimone brand phones which carry a higher gross margin than the EMS activities. For the nine months ended September 30, 2010, our cost of sales was $149,881,942 or 90.3% of revenues as compared to $128,412,782 or 93.6% of revenues for the corresponding nine months in 2009.

Gross Profit

Gross profit for the quarter ended September 30, 2010 rose 143.5% to $7,371,968 compared to $3,028,031 for the corresponding 2009 quarter. Gross profit as a percentage of revenues for the third quarter of 2010 was 10.2%, an increase from 5.5% for the 2009 quarter. The main reason for the increase in gross margin is due to the sales of our own branded products which generally carry a higher margin than the EMS activities. Gross profit also increased 61.0% sequentially from $4,579,757 of the second quarter in 2010.

For the first nine months of 2010, our gross profit rose 82.7% to $16,129,979 from $8,828,116 for the corresponding nine months in 2009.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and such expenses were $153,307 and $267,345 for the three and nine months ended September 30, 2010 respectively, as compared to $36,431 and $1,320,422 for the corresponding periods in 2009. The higher amounts in this category for 2009 resulted from the gearing up of Profit Harvest in its preparation to make sales in Hong Kong, the southern cities of China and to our export customers.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $1,052,776 and $2,867,839 for the three and nine months ended September 30, 2010 as compared to $255,122 and $1,183,095 for the corresponding periods in 2009. The increase of such expenses in 2010 was mainly due to legal, accounting and other expenses related to the Company maintaining compliance with the SEC and Nasdaq rules and regulations.

Research and development costs are expensed as incurred. Research and development costs during the three and nine months ended September 30, 2010 and 2009 were $689,682 and $0 respectively.

Non-cash compensation charges include stock option charges based on a Black-Scholes pricing model and values of common stock issued to consultants for services. Such charges for the three and nine month periods ended September 30, 2010 were $434,489 and $1,217,398, respectively. There was no such charge in the comparable periods in 2009.

For the three and nine months ended September 30, 2010, total operating expenses were $2,330,254 or 3.2% of revenues and $5,042,264 or 3.0% of revenues respectively. These expenses were higher than $291,553 and $2,503,517 for the comparable periods of 2009 due to the increases in G&A expenses, R&D expenses and non-cash compensation charges as described above.

Other income/(expenses)-net

The Company's other expenses-net were $286,666 and $729,368 for the three and nine months ended September 30, 2010. These expenses were the results of interest expense offset by interest income and also income from various non-recurring activities. Such expenses for the corresponding periods in 2009 were $319,351 and 478,960 respectively.

Net income

For the quarter ended September 30, 2010, the Company's net income was $3,801,269, an increase of $2,067,213 or 119.2% from $1,734,056 of the corresponding 2009 quarter, and also representing an 86.8% sequential increase from $2,034,648 of the second quarter in 2010. Net margins, the ratio of net income over revenues, for the third quarters of 2010 and 2009 were 5.3% and 3.1% respectively. The increase in net margin was the result of increased sales of our own Leimone brand products which carry a higher margin than the EMS activities.

For the nine months ended September 30, 2010, net income was $7,731,619, an increase of $3,377,466 or 77.6% from $4,354,153 for the corresponding period of 2009.

Other comprehensive income/(loss)

For the three and nine month periods ended September 30, 2010, the Company's other comprehensive income was $420,112 and $531,115 respectively. Other comprehensive income resulted from foreign currency exchange changes particularly the Renminbi against the USD. The gain for the third quarter of 2010 can result in a loss in future periods if the trend in the exchange rate of the Reminbi to the USD reverses.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of September 30, 2010, the Company had cash and cash equivalents of $2,017,215. This represented an increase of $544,915 from $1,472,300 as of December 31, 2009.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $15,617,350 compared to net cash used in operating activities for the 2009 period of $6,934,078. In the first nine months of 2010, operational use of funds included an increase in accounts receivable of $18,657,090, inventory of $190,735, prepaid expenses and other assets of $331,493 and a decrease in accounts payable of $64,483; while offset by a significant reduction in advances to suppliers of $20,227,972 and related parties of $1,787,828, and an increase in accrued expenses and other current liabilities of $1,816,417, while advance from customers was also increased by $271,692.

Net cash used for investing activities was $6,196,073 in the first nine months of 2010 which was primarily cash used as deposits in the amount of $9,941,004 for construction of the Company's new manufacturing facilities and investment of $500,000 for acquisition of a subsidiary; while cash provided by investing activities included a reduction in restricted cash of $2,159,503, the acquisition of a subsidiary brought in $1,491,630, and proceeds from notes receivable contributed $593,798.

Net cash used in financing activities was $8,905,947 in the first nine months of 2010 which included repayment on borrowing from related parties of $23,380,225, repayment on notes payable of $4,489,120, repayment on short- term loans of $25,130,273, and advance to related parties of 6,182,774. Financing activities also provided $1,044,833 from issuance of shares for cash, $28,064,338 from short-term loan proceeds, and $21,080,990 from related parties' receipts.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans to fund its operational cash needs. The Company may also contemplate one or more fundraises for its expansion needs, provided that conditions of the capital market allow for financing at acceptable terms.

Off Balance Sheet Arrangements

As of September 30, 2010, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2009, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of September 30, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:

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

  Lack of Segregation of Duties. There is a lack of segregation of duties at the Company because only one employee, the Chief Financial Officer of the Company, is charged with the responsibilities of general administrative and financial matters.

Management will continue to evaluate the material weaknesses identified above and have already engaged Sarbanes Oxley compliance consultants to identify the areas of weakness and to suggest remedial measures.

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first nine months of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, such control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 4. Reserved.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 15, 2010 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits filed herewith:

31.1    Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO     PDF
31.1    Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO     PDF
32.0    Section 1350 Certifications     PDF