Form 10-K
period 2010-12-31
ZOOM TECHNOLOGIES INC
filed 2011-03-29
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K
 __________

☑ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
 Sanlitun SOHO, Building A, 11th Floor
No.8 Workers Stadium North Road
Chaoyang District, Beijing 10027, China

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2010 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was $35,833,771.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 28, 2011 was 15,839,257 shares.

ZOOM TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010
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

ITEM 1 — BUSINESS

Corporate Overview

The Company was incorporated in the state of Delaware on February 29, 2002. Until September 22, 2009, our business was the design, production, marketing, sales, and support of broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products.

On September 22, 2009, the Company consummated a share exchange transaction and acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI"). In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities to its then subsidiary, Zoom Telephonics, Inc., and issuing shares of its then operating subsidiary as a dividend to its stockholders.

The Company, through Gold Lion, is the owner of 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong ("Profit Harvest") and through Gold Lion's wholly owned subsidiary, Jiangsu Leimone, is the owner of 80% of TCB Digital, a company organized under the laws of the People's Republic of China ("PRC"). The Company's ownership of TCB Digital increased from 51% to 80% when our Chairman and Chief Executive Officer, Mr. Lei Gu, through Hebei Leimone Technology Company, Ltd. ("Hebei Leimone"), a company controlled by him, exercised an option to purchase an additional 28.97% of TCB Digital and transferred such ownership to the Company on March 29, 2010. The Company issued a total of 2,402,576 shares of common stock to Hebei Leimone's assignees as consideration for such transfer. Profit Harvest serves as the sales and marketing arm of TCB Digital and Jiangu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital. Substantially all of the revenues of Zoom are currently generated by TCB Digital and Profit Harvest, and from June 1, 2010 onwards also by Nollec Wireless (see next paragraph). Both TCB Digital and Jiangsu Leimone are in the business of manufacturing, research and development, and sales of electronic components for third generation mobile phones, wireless communication circuitry, GPS equipment, and related software products.

On June 1, 2010 the Company acquired 100% ownership of Silver Tech Enterprises, Ltd ("Silver Tech"), a BVI holding company which owns 100% of Ever Elite Corporation, Ltd ("Ever Elite"), a Hong Kong holding company, which owns 100% of Nollec Wireless, a mobile phone and wireless communication design company located in Beijing, China, founded in June 2007 and organized under the laws of the PRC. The Company purchased all of the outstanding shares of Silver Tech from its previous owners for $10.96 million, comprising of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million.

Subsequent to the year ended December 31, 2010, the Company through its wholly-owned subsidiary in Hong Kong, Profit Harvest, acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration paid was $1,818,000.00 to be divided by the Volume Weighted Average Closing Price of ZOOM for the 10 consecutive trading days leading up to the day before the date of this Share Exchange Agreement, or $3.75 per share, whichever is greater. This resulted in the issuance of 484,800 shares to acquire CDE.

CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone apps in Asia. The acquisition transaction closed on January 4, 2011, and CDE became a wholly owned subsidiary of Profit Harvest.

Our principal executive offices are located in the People's Republic of China at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027; our telephone number is 86-10-5935-9000. Our corporate web site address is www.zoom.com.

The diagram below summarizes our corporate structure:

Zoom Technologies
(Delaware)
100%
Gold Lion Holding
(BVI) (1)
100%
Silver Tech Enterprises
(BVI)
100%
Jiangsu Leimone
(WFOE)(2)
100%
Profit Harvest
(Hong Kong)(4)
100%
Ever Elite Corporation
(Hong Kong)
80%
TCB Digital(3)
100%
Celestial Digital
Entertainment
(Hong Kong)(6)
100%
Nollec Wireless
Company (5)

Notes:

(1) Holding company incorporated in BVI in 2002.

(2) Wholly Foreign Owned Enterprise.

(3) Main operating subsidiary. Tianjin Communication and Broadcasting Group Co., Ltd., a state-owned enterprise, owns 20% of TCB Digital.

(4) Marketing and sales company in Hong Kong.

(5) R&D subsidiary acquired in June 2010.

(6) Hong Kong mobile platform game maker acquired in January 2011.

Description of Business

The Company is a holding company which, through its subsidiaries, engages in the manufacturing, research and development ("R&D"), and sale of electronic and telecommunication products for the latest generation mobile phones, wireless communication circuitry, and related software products. Zoom's subsidiary, Jiangsu Leimone, owns a majority stake of TCB Digital, which offers highly customized and high quality Electronic Manufacturing Service (EMS) for Original Equipment Manufacturer (OEM) customers as well as its Own Brand Manufacturing (OBM) under the brand name of Leimone. The Company's products are both exported from and sold in the PRC. Through its wholly owned subsidiary, Nollec Wireless, the Company also provides state-of-the-art design solutions for mobile handsets, and our R&D clients include Philips, Lenovo, Sonim, Gionee and Borgs.

The Company offers high quality and comprehensive EMS to both domestic and global customers, including, Samsung, Beijing Tianyu Langtong, CECT, Danahar and Spreadtrum. Our primary products include mobile phones, wireless telecommunication modules, digital cameras, cable TV set-top boxes and GPS equipment. In addition, the Company has developed various state-of-the-art mobile phones and Smartphones based on both of the main network technologies: Global System for Mobile Communications, or GSM, and Code Division Multiple Access, or CDMA, and beginning in 2010 also 3G CDMA2000 capable products. Presently, the Company markets its mobile phone products through distributors in China and also supplies GSM, CDMA and 3G CDMA2000 mobile phones to major customers, including one of China's main mobile operators, China Telecom.

Competitive Strengths

We believe our competitive strengths include:

Experienced Management Team & Strong Technology Experts

Our main manufacturing subsidiary, TCB Digital, believes it has a well established and efficient human resource strategy. Under this strategy, TCB Digital is able to develop and maintain a good management team, strong technical professionals, and highly skilled manufacturing operators. TCB Digital believes the combination of TCB Digital's internal development and hiring programs provide it with adequate and stable staffing for various levels of technical and managerial requirements. TCB Digital has a management team with expertise in manufacturing, product development, and marketing. Many managers have working experience and training from leading firms in the industry such as Motorola, BenQ, Samsung, Pemstar, Mitsum, and Foxconn. With respect to manufacturing, TCB Digital believes it has developed and maintained a highly efficient manufacturing operator team with strong discipline. Furthermore, TCB Digital believes it has a strong product research and development team that has demonstrated talent in developing state-of-art mobile devices that can meet market needs.

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

Advanced Manufacturing Facility & Process

Our Company has a total of 14 SMT (Surface Mounting Technology) production lines, 12 assembly and testing lines, and about US$5 million (net of depreciation) worth of advanced equipment to meet customers' different levels of technical requirements. Our current production lines have the capacity to manufacture up to 13 million units annually.

Quality Control System & Workflow

TCB Digital has implemented quality control systems and workflow systems to ensure it provides products that meet the standards of our customers and the regulations of China. TCB Digital is ISO 9000 and ISO 14000 certified and passed the requisite annual audits. TCB Digital is also OHSAS 18001 certified for compliance with the international occupational health and safety management system specification as mandated by OSHA, the Occupational Safety and Health Administration.

Marketing Capability

Our Company has a sales and marketing team consisting of approximately 100 employees that a) sell our own branded products to mobile operators such as China Telecom and also to independently owned retail distribution channels, and b) develop and maintain business relationships with our contract manufacturing clients. We also work directly with distributors for export of products to Asian, South American and Middle-Eastern countries.

Strategy

Our goal is to become the leading mobile phone manufacturing company in China. Our strategy is to strengthen our position as an innovative mobile phone producer and as an Electronic Manufacturing Service provider to customers in China and overseas. To meet this challenge, we intend to continue to develop our finished mobile product offerings, and broaden the scope of our marketing efforts as follows:

Product Offerings. Our strategy to develop and expand our finished mobile product offerings includes:

Continue to expand and improve our manufacturing facilities.

We intend to complete the construction of our new manufacturing headquarters for expansion of our manufacturing capacity and improvement in efficiency in at the plant level.

Develop and manufacture mobile phones for mobile phone OEM customers and China's operators.

TCB Digital is able to design, develop and manufacture innovative GSM, CDMA and TD SCDMA mobile phones by leveraging its own resources and facilities. TCB Digital develops, manufactures and delivers the finished mobile products to the customers under the customers' brands and based on customers' requirements and specifications. In 2010, TCB Digital custom made three models of 3G mobile phones for China Telecom, one of the top mobile service providers in China. These custom made models are sold through China Telecom's retail network and carry both logos of China Telecom and our own brand of "Leimone".

Strengthen design and development capabilities in mobile phones

Our R&D subsidiary, Nollec Wireless, focuses on developing mobile phones based on GSM, CDMA, WCDMA and TD-SCDMA core technologies for both China and overseas markets. To meet the changing needs of its customers and to maintain the competitive advantage of its products, we intend to continue to improve and strengthen our development and design capabilities. We plan to continue investing resources to maintain an experienced and skilled design team to preserve competitiveness within a frequently changing and challenging industry landscape.

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

Further expand market and sales channel

Currently we have mobile phone distributors and after-sales service centers at the national, provincial and municipal levels with 280 sites in China. Our distributors together with the mobile operators, sold over 700,000 units of our own branded products in the year 2010 as compared to only about 40,000 units in 2009. We continue to emphasize the importance of the market potentials in tier 3 and tier 4 cities and towns with population from 2,000,000 down to 600,000, as we believe these are areas that offer significant growth. We intend to invest in further expansion of our marketing and sales channels in these smaller cities and rural areas.

Products and Technology

Our main manufacturing subsidiary, TCB Digital, developed and produced GSM and CDMA mobile phones, wireless data modules, cable TV boxes and GPS equipment since 2004, and Gold Lion's Jiangsu Leimone subsidiary has produced this type of electronic equipment since 2008. In 2010, TCB Digital custom made three models of 3G CDMA2000 mobile phones for China Telecom, one of the top mobile operators in China. These models are sold through China Telecom's retail network and carry both logos of China Telecom and our own brand of "Leimone". On the EMS side, we continued to experience increases in volume from our OEM customers such as Beijing Tianyu Langtong which markets its products under the brand name of K-Touch.

Our Major Customers:

		% of Zoom
Major Customers in 2010	$ (millions)	Revenues

Beijing Tianyu Langtong Communication Equipment Co. Ltd.	27.9	11%
Beijing Baina Wei'er Science and Technology Co., Ltd.	29.3	12%
Larson Limited	52.3	21%

		% of Zoom
Major Customers in 2009	$ (millions)	Revenues

Beijing Baina Wei'er Science and Technology Co., Ltd.	57.9	31%
CEC CoreCast Technology Co., Ltd.	30.5	16%

Our Major Suppliers:

Major Suppliers in 2010	$ (millions)	% of Total

Beijing Beny Wave Science & Technology Co., Ltd.	57.3	24%
Leimone (Tianjin) Industrial Co., Ltd.	63.9	26%
Tianjin 712 Communication and Broadcasting Co., Ltd.	27.6	11%

Major Suppliers in 2009	$ (millions)	% of Total

Beijing Tianyu Communication Equipment Co., Ltd.	42.3	25%
CEC Corecast Technology Co., Ltd.	29.6	17%

Our major customers and suppliers of are large enterprises with multiple divisions that are engaged in the businesses of manufacturing and sales of communication devices and components. Some of these companies are our customers and also our suppliers.

Sale and Marketing

Mobile Phone Business

Our Company markets mobile phone products by two different strategies. One approach is to develop and manufacture mobile phones for mobile phone OEM customers. In this approach, based on a customer's requirements and specifications TCB Digital develops, manufactures and ships the finished mobile product to the customer under the customer's brand. TCB Digital developed several strategic mobile phone OEM customers in China including Beijing Tianyu Langtong and CECT.

Our second approach is to sell mobile phones under our Leimone brand name. For sales of its Leimone-branded mobile phone handsets, we have distributors and after-sales service centers at the national level, provincial level and municipal level in 280 locations in China. We believe the market potential in tier 3 and tier 4 cities (population from 2,000,000 down to 600,000) in China has repetitively grown significantly. Our Company adjusted its distribution strategy to sell products not only to distributors at the provincial level, but also to agents at the municipal level in some provinces. We believe these municipal agents are better adapted than the provincial distributors to extend their distribution networks into tier 3 and tier 4 markets.

We have commenced the export of mobile phones to overseas markets by setting up a sales office in Hong Kong to promote sales of mobile phones in countries in Asia, South America and the Middle East. We are also actively participating in bids held by China Mobile, China Telecom and China Unicom in order to directly sell mobile phones to these large mobile operators.

EMS Business

TCB Digital started providing EMS services to electronic product and mobile phone product OEM customers in 1999. Over the past 11 years, TCB Digital has been providing EMS to many domestic and global customers. We believe we have a well-established sales and support network throughout the country that can provide effective and comprehensive after-sales services.

Competition

The market for mobile phone product is intensely competitive. We face significant competition from a number of competitors, including domestic mobile handset producers such as Foxconn, BYD Company Ltd., Suzhou Yulang (Jurong) Technologies, Newtronics, Hangzhou Dongxin Electronic Co. Ltd, Hangzhou Jinling Technologies, Ba Fang Dian Zi, and Tianjin Hi-P. We believe that our competitive advantages include our experience in the telecommunications terminal area, our distribution network, in-house and external research and development capacity, and our reputation. For the EMS business area, competition is from other EMS providers based in Northern China. We believe our competitive advantages include our quality control emphasis and wide range of customized services.

Employees

Currently Zoom Technologies has approximately 1,800 total employees, mostly in Tianjin city, including approximately 1,000 EMS manufacturing operators, 100 sales executives, 80 research and development engineers, 100 after-sales service technicians, and other support staff and management personnel. Jiangsu Leimone's manufacturing equipment has been relocated into TCB Digital's facilities. Included in our head count are about 240 persons employed by our R&D subsidiary, Nollec Wireless. Our employees do not have a collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A. — RISK FACTORS

The disclosure under the heading "Risk Factors" contained in Item 7 of this Annual Report on Form 10-K is incorporated by reference in this Item 1A.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our corporate headquarters are located at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing 10027, China. This leased office space is about 1,800 square meters and the lease expires in July 2013.

TCB Digital leases properties with a total area of 18,678 square meters in the City of Tianjin, China. TCB Digital believes its existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet its needs for the foreseeable future. TCB Digital's current lease expires in 2012. We have already paid a deposit of $9.79 million for a new manufacturing plant which is currently under construction at the Airport Development Zone in Tianjin; and occupancy at the new site is expected in the second half of 2011.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 — REMOVED AND RESERVED

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market.

Year Ended December 31, 2010	High	Low
First Quarter	$8.95	$5.41
Second Quarter	$7.50	$4.99
Third Quarter	$5.75	$3.34
Fourth Quarter	$5.67	$3.36
Year Ended December 31, 2009	High	Low
First Quarter	$2.10	$0.45
Second Quarter	$2.68	$1.01
Third Quarter	$14.20	$1.25
Fourth Quarter	$11.29	$4.90

As of March 28, 2011 there are 15,839,257 shares of our common stock outstanding. There are 204 shareholders of record and approximately 2,000 shareholders in street or broker name. As of March 28, 2011, the closing price of our stock was $3.39.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we sold 2,113,664 shares of unregistered common stock as disclosed in the current report on Form 8-K filed on November 17, 2010.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2010, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

Pursuant to a capital injection agreement (the "Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1333% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for cash consideration of RMB9,000,000 ($1.34 million). Pursuant to this Agreement, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, invested additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held a 36.03% and 15% equity interest, respectively of TCB Digital, amounting to a total of 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% equity interest in TCB Digital to Gu for a 29.4% stake in Gu's company. TCB Digital is mainly engaged in research & development, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

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

On September 8, 2009 the shareholders of Zoom Technologies, Inc. ("Zoom") approved of the share exchange agreement between Zoom and Gold Lion. On September 22, 2009 the merger transaction was effectuated and Zoom owns 100% of Gold Lion and its subsidiaries, and the historical and future financial results of Gold Lion became that of Zoom; through the 100% ownership of Jiangsu Leimone, we owned 51.03% of TCB Digital as of September 22, 2009. Mr. Gu, who holds an option to acquire an additional 28.97% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the additional 28.97% interest in TCB Digital for an additional 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option, and as a result our Company's ownership of TCB Digital was increased to 80%.

On June 1, 2010, pursuant to a share exchange agreement dated April 29, 2010, we acquired 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company located in Beijing, China (the "Acquisition").

On January 4, 2011, the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration paid was $1,818,000.00 to be divided by the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of this Share Exchange Agreement, or $3.75 per share, whichever is greater. This resulted in the issuance of 484,800 shares to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone apps in Asia. The Company's wholly-own subsidiary in Hong Kong, Profit Harvest, was the acquiring entity.

On January 6, 2011, the Company filed with the Secretary of State of Delaware, an Amended and Restated Certificate of Incorporation that indicates 1) the Company's authorized common stock has been increased from 25,000,000 to 35,000,000 shares, and 2) a new class of preferred stock has been added with 1,000,000 shares authorized to be issued. Both the increase of authorized common stock and the addition of a new class of preferred stock were approved by shareholders at the 2010 Annual Meeting of Shareholders held on December 10, 2010

The business of Zoom is the businesses of a) Gold Lion, which is comprised of the businesses of Gold Lion's operating subsidiaries, which are TCB Digital, Jiangsu Leimone Electronics Co., Ltd. ("Jiangsu Leimone") and Profit Harvest which serves as sales and marketing arm of TCB Digital and owns Celestial Digital Entertainment, a mobile platform video game developer based in Hong Kong, and Jiangu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital, and as such, substantially most of the business of Zoom is generated by the business of TCB Digital, and b) Silver Tech Enterprises, Ltd. (a BVI holding company) which owns 100% of Ever Elite Corporation, Ltd. (a Hong Kong holding company) which owns 100% of Nollec Wireless.

Plan of Operation

During the next twelve months, Zoom, together with its subsidiaries, expects to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  Zoom intends to continue to manufacturer and deliver its products and services in China, including EMS business for OEM customers and development of our brand of "Leimone" phones;

  Zoom will gradually increase its investment in the 2.5G-3G mobile communications business;

  Zoom will continue to customize mobile phones in cooperation with the main mobile operators in China; and

  Zoom will continue to build our export business beyond Asia.

Critical Accounting Policies and Estimates

The preparation of Zoom's consolidated financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires it to make estimates and judgments that affect its reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Zoom based its estimates and judgments on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting Zoom's consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; asset impairment.

Revenue Recognition

In accordance with US GAAP, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that Zoom recognizes in the financial statements contained herein.

The Company recognizes sales in accordance with the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" (FASB ASC Topic 605), "Revenue Recognition."

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

Allowance for doubtful accounts

Zoom maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when Zoom assesses the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. Zoom initially records a provision for doubtful accounts based on its historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, Zoom considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) its historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Income taxes

Zoom accounts for income taxes in accordance with SFAS No. 109 (ASC Topic 740), "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. Zoom adopted FIN 48 (ASC Topic 740), Accounting for Uncertainty in Tax Positions.

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. The Company's long-term investment of $65,816 in Tianjin Tong Guang Microelectronics Co., Ltd. ("TTGM") had been entirely impaired as of December 31, 2009.

Results of Operations for the years ended December 31, 2010 & 2009

	2010	2009	Increase / (Decrease)%

Net revenue	$252,589,072	$189,055,742	$63,533,330	33.6%

Cost of sales	(224,884,782)	(177,653,678)	47,231,104	26.6%

Gross profit	27,704,290	11,402,064	16,302,226	143.0%

Selling, general and administrative expenses	(6,605,606)	(3,105,673)	3,499,933	112.7%

Research and development expense	(3,251,209)	-0-	3,251,209.	n.a.

Other income/(expenses)-net	(1,005,846)	(641,681)	364,165	56.8%

Profit before income taxes and non-controlling interest	16,841,629	7,654,710	9,186,919	120.0%

Income tax expense	(3,832,772)	(1,231,180)	2,601,592	211.3%

Non-controlling interest	(183,253)	(180,383)	2,870	1.6%

Net income attributable to stockholders	12,825,604	6,243,147	6,582,457	105.4%

Other comprehensive income Zoom Technologies	650,230	(32,852)	683,082	n.a.

Comprehensive income Zoom Technologies	$13,475,834	$6,210,295	$7,471,945	120.3%

Other key indicators	Years Ended December 31
(Percent of Net Sales)	2010	2009	Change

Cost of sales	89.0%	94.0%	-5.0%
Gross margin	11.0%	6.0%	5.0%
Selling, general and administrative expenses	2.6%	1.6%	1.0%
Net margin	5.1%	3.3%	1.8%

Revenues

Our revenues were $252,589,072 for the year ended 2010, representing an increase of 33.6% or $63,533,330 as compared to $189,055,742 for 2009. The increase of revenues as compared to the previous last year was mainly due to increase in orders from the domestic EMS customers, also increase in the sales of our own brand products and the acquisition of Nollec Wireless on June 1, 2010.

Our main manufacturing facility, TCB Digital, is located in Tianjin City. TCB Digital manufactures digital communication and consumer electronic products with 14 SMT (Surface Mount Technology) lines and 12 assembly and test lines. Manufacturing equipment from our Jiangsu Leimone facilities were relocated to TCB Digital in April 2010. Our Company's combined production was approximately about 10.4 million units in 2010 and 8.6 million units in 2009. Manufacturing of mobile phones is broken into two main segments: 1) Non-consignment EMS where we procure all of the components for our customers, and our revenues comprise of the cost of the materials plus our manufacturing fee, and 2) Consignment EMS where our customers provide the components and our revenues is our manufacturing fee. We also produced and sold our own products under the brand of "Leimone."

The following table shows our production activities by segments.

Production units (in thousands) by each activity	2010	2009
Non-Consignment EMS	2,886	2,000

Consignment EMS	6,806	6,500

Other sales	0	0

Own brand "Leimone" phones	708	100

Total	10,400	8,600

The following table shows the breakdown of revenues by segments.

Percentage of revenues by each activity	2010	2009
Non-Consignment EMS	76%	87.7%

Consignment EMS	7%	7.8%

Design Revenues	2%	0%

Phone Sales (Leimone brand)	15%	4.5%

Total	100%	100%

Cost of sales

For the year 2010, Zoom's cost of sales was $224,884,782 or 89.0% of revenues. The cost of sales compared to revenues decreased by 5.0% year over year. The main reason for the decrease in this ratio was that the sales of our own brand products contributed a larger percentage to total revenues, and such own brand sales enjoyed a higher profit margin than the EMS activities.

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

For 2010, selling, general and administrative expenses were $6,605,606 or 2.6% of revenues as compared to $3,105,673 or 1.6% of revenues for 2009. Included in such expenses in 2010 and 2009 were non-cash equity-based compensation charges of $1,688,372 and $44,480, respectively. The non-cash equity-based compensation charges were expenses due to common stock issued for services and charges calculated based on a Black-Schole valuation model for stock options granted to employees, directors and contractors.

Research and development expense

For 2010 we incurred R&D expenditures in the amount of $3,251,209 by our Nollec Wireless subsidiary for developmental costs in software and phone design. We did not have any R&D expenditures in 2009.

Other income and (expenses)-net

Zoom's other expenses-net were $1,005,846 in 2010 which represented an increase of $364,165 or 56.8% from $641,681 in 2009. Other expenses mainly consisted of interest expense that the company incurred for its loans and the net of such interest payments were $1,134,898 and $1,040,538 for the years 2010 and 2009 respectively.

Net income

For 2010, Zoom's net income was $12,825,604 with a net profit margin of 5.1%, representing an increase of $6,582,457 or 105.4% over net income in 2009 of $6,243,147 with a net profit margin of 3.3%. The increase in net income is mainly due to the increases in both our EMS segment and sales of our own brand phones. The increase in net margin is due to the increased proportion of revenues from sales of our own brand products which carry a higher profit margin than the EMS business.

Other comprehensive income

For 2010, our other comprehensive income was $650,230 while there was comprehensive loss of ($32,852) for 2009. Other comprehensive income resulted from foreign currency exchange changes particularly the Renminbi's appreciation against the U.S. dollar resulting from our conversion of RMB into US$ for reporting; and we may report an expense or an income depending on changes in the exchange rate.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, equity fundraising and short-term loans from domestic banks due in less than one year and with annual interest rates between 5.3% to 8.4%. As of December 31, 2010, we had cash and cash equivalents of $6,374,103 which represented an increase of $4,901,803 from $1,472,300 as of December 31, 2009. We also had $13,503,122 in restricted cash at the end of 2010; such restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances.

The net cash provided by operating activities in 2010 was $11,055,057 as compared to the net cash used in operating activities for 2009 of $11,241,031. The net cash inflow from operating activities in 2010 was mainly due to the net income for the year of 2010 including noncontrolling interest totaling $13,008,857, increase in accrued expenses of $2,546,076, and reduction in advances to suppliers of $8,700,946. Uses of cash included increase in accounts receivable of $3,111,813, decrease in accounts payable of $1,019,655 and increase in related parties advances of $12,309,184. See Note 17 — Related Party Transactions.

Net cash used for investing activities amounted to $9,714,854 in 2010 which primarily consisted of payment for construction of new manufacturing facilities. Since ownership of the facilities cannot be transferred until construction is completed, the amount paid is recorded as construction in progress deposit.

Net cash provided by financing activities was $3,530,370 in the year ended December 31, 2010 which included an inflow from the sale of common stock and exercising of warrants and options in the net total amount of $8,194,413; net proceeds from short-terms loans of $4,568,954, a net outflow to related party borrowings of $9,734,553 and proceeds from notes payable in the amount of $501,556.

On May 28, 2010, the Company sold 166,667 shares of newly issued common stock pursuant to a registration statement on Form S-3. The shares were sold at the price of $6.00 per share. The placement agent for the transaction was paid a 4% commission and granted 6,667 warrants exercisable at $6.90 per share. Legal fees incurred for this transaction amounted to $80,450.

On November 9, 2010, the Company sold 2,113,664 units of securities at a price of $3.75 per unit in a private placement to accredited investors pursuant to Regulation D of the Securities Act of 1933. Each unit is comprised of one share of common stock of Zoom and three-quarters of one common stock purchase warrant. Each whole warrant (the "Warrants") entitles the holder to purchase an additional common share at a price of $4.71 for a period of five years following the closing date. The placement agents involved in the transaction were paid a 7% commission and granted a total of 42,273 warrants exercisable at $4.71 per share. Under terms of the securities purchase agreement, the Company is obligated to file a registration statement for the securities sold within 45 days from the date of the agreement and cause the registration statement to be declared effective within a maximum of 120 days, otherwise penalties will be assessed against the Company. A registration statement on Form S-3 was filed with the SEC on December 23, 2010 and was declared effective on January 7, 2011, and the Company fulfilled its obligation to register the securities. Legal and other fees directly incurred for this transaction amounted to approximately $330,000.

During the year ended December 31, 2010, the maximum short term loan outstanding was approximately $21.95 million with an average interest rate of 5.84%.

During the year ended December 31, 2010, sales to related parties amounted to $59.6 million and purchases from related parties amounted to $80.6 million. For the year 2009, sales to related parties were $16.6 million and purchases from related parties were $10.8 million.

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($15,063,000). The contract includes land use rights for 46,020.6 square meters and construction space of 21,028.83 square meters. As of December 31, 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($9,790,700) upon the stage of completion of roofing and is recorded as construction in progress deposit.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans to fund its operational cash needs. The Company does not plan to raise funds from the equity market within the year of 2011.

Off balance sheet arrangements

As of December 31, 2010, Zoom had no off balance sheet arrangements.

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

Risks Related to Our Business

The operating businesses that we own indirectly through our subsidiaries, inclusive of TCB Digital, Jiangsu Leimone, Profit Harvest, Nollec Wireless, and Celestial Digital Entertainment (collectively the "Zoom Operating Group") including sales, results of operations, and reputation could be materially adversely affected if it fails to efficiently manage its manufacturing operations without interruption, or fails to ensure that its products meet the expectations of its distributors and end-user customers.

Operation of Zoom Operating Group requires successful execution of complex manufacturing processes, including surface mount technology ("SMT"), precision assembly, calibration and testing, as well as software design and integration solutions. The disruption of any of these could interrupt its revenue generation and have a material and adverse effect on Zoom Operating Group's relationships with distributors and end-user customers, TCB Digital and Jiangsu Leimone's brand names, and its financial performance. TCB Digital and Jiangsu Leimone's manufacturing operations involve raw material and component sourcing from third parties, internal assembly processes, and distribution processes. These operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility. Zoom Operating Group may experience difficulties in coordinating its supplies of components and raw materials to meet the demand for its products, increasing or decreasing production at its facilities in response to demand, adopting new manufacturing processes, finding a timely way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility. Zoom Operating Group may experience delays in adjusting or upgrading production at its facilities when it introduces new models, delays in expanding manufacturing capacity, failure in its manufacturing processes, or failure by its business partners to adequately perform the services it has outsourced to them, which in turn may have a material adverse effect on Zoom Operating Group's sales and results of operations. In addition, a failure or an interruption could occur at any stage of Zoom Operating Group's product development, manufacturing and delivery processes, resulting in products not meeting the expectations of its distributors and end customers, which could have a material adverse effect on Zoom Operating Group's sales, results of operations, and reputation.

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

Zoom Operating Group now has distributors and after-sales service centers at the national level, provincial level and municipal level in 31 provinces in China. Zoom Operating Group grants its distributors the right to use its brand name and logo when they market Zoom Operating Group's products within their respective sales territories or channels and when they provide after-sales support to Zoom Operating Group's end-user customers. However, Zoom Operating Group's contractual arrangements with its distributors do not provide Zoom Operating Group with control over their everyday business activities, and one or more of its distributors may engage in activities that are prohibited under Zoom Operating Group's contractual arrangements with them, that violate Peoples' Republic of China ("PRC") laws and regulations governing the mobile handset industry or other PRC laws and regulations generally, or that are otherwise harmful to Zoom Operating Group's business or reputation in the industry. Further, because we are relatively new at marketing our Leimone brand, and our Leimone brand does not have the brand recognition of other brands in the industry, we have and will continue to rely heavily on the marketing efforts of these distributors.

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

Litigation to protect Zoom Operating Group's intellectual property rights may be costly.

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

The lease on Jiangsu Leimone's corporate office and production space expired in January 2010 and our manufacturing equipment from Jiangsu Leimone has been relocated to TCB Digital in Tianjin. We may not be able to acquire a lease on another suitable property, or a lease on a suitable property at a comparable cost.

The lease on Jiangsu Leimone's corporate office and production space expired in January 2010, and we currently maintain office space only on a month to month basis. We have already relocated Jiangsu Leimone's manufacturing equipment to TCB Digital's facilities in Tianjin as of April 30, 2010. In the event we need to restart production in Jiangsu, we would need to relocate into another suitable property, which we may not be attainable at a comparable cost in a timely manner. Even if we are able to do so, we would incur significant moving expenses and manufacturing delays.

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

We have depended on a small number of customers for the vast majority of our sales.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. During the year ended December 31, 2010, we had three customers that generated revenues of at least 10% of our total revenues, with our largest customer accounted for 21% of our revenues.  We believe that we may continue to depend upon a small number of customers for a significant majority of our sales in the future, and the loss or reduction in business from any of these customers could cause a significant decline in our sales and profitability.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2010, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

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

An internal control material weakness is a significant deficiency, or aggregation of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by the Company's management. The Company's management assessed the effectiveness of the Company's internal control over financial reporting and has determined that no material weakness existed as of December 31, 2010.

Our management realized that as of December 31, 2010, the Company's Chief Financial Officer is the only person at the parent level with the appropriate knowledge, experience, and training in the selection, application and implementation of US GAAP as it relates to complex transactions and financial reporting requirements. However, since our Company has gone through US GAAP audit procedures for the years of 2008, 2009 and the current audit period ending December 31, 2010, our employees at the accounting departments of our operating subsidiaries, namely TCB Digital, Jiangsu Leimone, Profit Harvest and Nollec Wireless although not originally trained in US GAAP principles, are developing a familiarity with the related knowledge by ways of practical experience and internal training over the last two years. Moreover, some comprehensive measures are being implemented subsequent to the end of 2010. Firstly, we are in the process of strengthening Zoom Operating Group's internal control system with additional authorization & checking mechanisms for significant expenditures for all subsidiaries; and secondly, we have procured the Yongyou U8 Financial Software for company-wide use in effort to unify all accounting and bookkeeping records. Further, subsequent to the 2010 yearend, we have added onto our corporate accounting staff, a full-time internal control and compliance manager with strong experience as an auditor with international accounting firms. We believe such measures will greatly improve efficiency and accuracy in our financial reporting. Additionally, our outside contracted internal-control consultant has inspected and tested our internal control procedures in the second quarter and again in the forth quarter of 2010, on seven cycles including purchase to pay cycle, sales and receivable cycle, CAPEX cycle, inventory cycle, financial statement closing and tax process, treasure cycle, and payroll cycle. A satisfactory conclusion was given by the consultant that stated our internal controls have been designed properly and are operating effectively.

Management will continue to evaluate our internal control system and implement directives to remedy any deficiency that may be discovered within the current internal control systems. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2010, the company's internal control over financial reporting was effective based on those criteria.

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

DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers	Age	Position / Title

Lei Gu	47	Chairman, Director and Chief Executive Officer

Anthony K. Chan	56	Director and Chief Financial Officer

Augustine Lo	56	Director (1)

Chang Shan	51	Director (1)

Cheng Wang	55	Director (1)

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

Anthony K. Chan, Chief Financial Officer. Mr. Chan has served as the CFO of the Company since March 2009 and as a director since December 2010. From October 2005 to December of 2008, Mr. Chan was the CFO of HereUare, Inc., an internet software company in California. Mr. Chan was an expatriate managing the Beijing headquarters for the Eisenberg Group for four years from 1984. His corporate finance experience in the last 20 years included CEO and CFO positions of public companies in the U.S., and advisory positions of various Chinese entities in the areas of medical equipment, energy, dairy products, apparel, and building materials; some of these companies include Beijing Wandong Medical Equipment Company, China Natural Gas Company of Xian, Rodobo International of Harbin and Dehai Cashmere Company of Yinchuan. In February 2011, he is appointed an independent director of the board of Bohai Pharmaceuticals Group, Inc. of Yantai, China. He holds both MBA and BA degrees from the University of California at Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Zoom Directors and officers, as well as any person holding more than ten percent (10%) of Zoom's Common Stock, are required to report initial statements of ownership of Zoom's securities and any subsequent changes in such ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and Zoom is required to disclose in this report any failure to file by these dates during the year ending December 31, 2010. Based on a review of such reports, and on written representations from reporting persons, Zoom believes that all Section 16(a) filing requirements were complied with during 2010.

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

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2010 and 2009 for our principal executive officers.

Name and Principal Position	Year	Salary	Option or Stock Awards (3)(4)	All Other Compensation	Total
Lei Gu (1)(3)	2010	$216,000	$35,400	$0	$251,400
Chief Executive Officer	2009	$0	$107,871	$0	$107,871

Anthony K. Chan (2)(3)	2010	$156,000	$37,400		193,400
Chief Financial Officer	2009	$52,000	$161,807	$0	$213,807

______________

(1) Leo Gu became Chief Executive Officer of the Company on September 22, 2009.
(2) Anthony K. Chan became Chief Financial Officer of the Company on September 22, 2009.
(3) The values of option awards granted to Messrs. Gu and Chan are based on a Black-Scholes model for options granted on December 10, 2009 from the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan"), the fair value computed was $1.79785 per share.
(4) The value of stock awards granted to Messrs. Gu and Chan in 2010 were based on the market value of the stock as of the date of grant.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

	Number ofSecurities Underlying Unexercised Options		Option	Option
Name	Exercisable Options	Unexercisable Options	Exercise Price	Expiration Date
Lei Gu	20,000	40,000	$3.75	3-9-2013

Anthony K. Chan	30,000	60,000	$3.75	3-9-2013

Option Exercises

During 2010, previous employees, directors and executives of Zoom who were granted options before the merger transaction with Gold Lion, exercised 100,000 options between $0.77 and $3.60 per share

During 2009, previous employees, directors and executives of Zoom who were granted options before the merger transaction with Zoom, exercised 113,050 options between $0.77 and $5.15 per share.

Employment, Termination and Change of Control Agreements

The employment status of the Company's executives is "at-will" with no long-term employment agreement.

Director Compensation

The following table sets forth information concerning the compensation of our Non-Executive Directors for 2010.

Name	Fees Earned or Paid in Cash	Stock Awards (3)	All Other Compensation	Total
Augustine Lo (1)	$0	42,480	0	$42,480
Chang Shan (1)	$0	35,400	0	$35,400
Cheng Wang (2)	$0	35,400	0	$35,400

______________

(1) Appointed director on September 22, 2009.
(2) Appointed director on November 19, 2009.
(3)The values of stock awards granted to Messrs. Lo, Shan and Wang are based on the value of the stock as of the date of grant.

In the year 2010, the Company's compensation policy for non-executive directors includes no cash compensation and an annual grant of stock for their services over the next 12 months. The chairperson of the sub-committees of the board was granted 12,000 shares of common stock and other non-executive directors were granted 10,000 shares of common stock.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2010 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders. Upon the adoption of the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan") on December 10, 2009, we do not intend to issue any more equity-based awards from any of the previous plans that were approved and in place prior to the merger transaction with Gold Lion in September 2009.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	211,650	$3.25	0

Equity compensation plans not approved by security holders(2)	1,777,000	$3.75	723,000
Total:	1,988,650	$3.70	723,000

______________

(1) Includes the following plans: 1990 Employee Stock Option Plan, 1991 Directors Stock Option Plan, 1998 Employee Equity Incentive Plan, each as amended.
(2) Includes 2009 Equity Incentive Compensation Plan.

On November 28, 2010, the Board of Directors approved of the re-pricing of the exercise price from $6.18 to $3.75 per share for 1,100,000 options granted to current employees in December 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of March 28, 2011 by (i) each person who is known by Zoom to own beneficially more than five percent (5%) of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On March 28, 2011 there were 15,840,937 issued and 15,839,257 outstanding shares of Zoom's Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner (1)(3)	Common stock beneficially owned

	Number	Percent
Lei Gu	4,668,847	29.30%
Wei Cao (2)	1,160,288	7.28%
Anthony K. Chan	57,824	*	%
Augustine Lo	27,000	*	%
Chang Shan	20,000	*	%
Cheng Wang	20,000	*	%
			%
All directors and executive officers as a group (of 5 persons)	4,793,671	30.09%

* Less than one percent of shares outstanding.

(1) Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Zoom Technologies, Inc., Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027.
(2) Mr. Cao is not a director or executive officer of the Company.
(3) Includes options exercisable within 60 days.

ITEM 13 — CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Item 404(a) of Regulation S-K requires us to disclose in our report any transaction which exceeds the lesser of (i) $120,000 or (ii) one percent of Zoom's average total assets at year end for the last two completed fiscal years, in which Zoom is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Related Party Transactions

Due from related parties

As of December 31, 2010 and 2009, due from related parties were:

	December 31, 2010	December 31, 2009

Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$26,085	$5,625
Hebei Leimone	-	329,082
Shanghai Spreadbridge Information Technology Co., Ltd.	-	9,864,476
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	232,614	247,909
Leimone (Tianjin) Industrial Co., Ltd.	16,338,738	1,206,832
Beijing Leimone Shengtong Cultural Development Co., Ltd.	703,042	133,739
Tianjin Tong Guang Group	557,325	-
Shenzhen Leimone	328,694	-
712 (Shareholder)	870,076	434,115

Total due from related parties	$19,056,574	$12,221,778

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the years ended December 31, 2010 and 2009, the Company recorded net revenues of $15,067,119 and $880,174 from sales to Electronics Science & Tech respectively. In addition, the Company purchases raw materials from Electronics Science & Tech. For the years ended December 31, 2010 and 2009, the Company recorded total purchase from Electronic Science & Tech of $19,785,939 and Nil respectively.

Hebei Leimone is controlled by Gu, the largest shareholder of the Company.The Company sells certain products and provides some technical services to Hebei Leimone. For the years ended December 31, 2010 and 2009, the Company recorded net revenues of Nil and $1,242,523 respectively from sales to Hebei Leimone.

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

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the years ended December 31, 2010 and 2009, the Company recorded total purchases from Tianjin Leimone of $33,155,444 and $10,808,800 respectively. The amount due from Tianjin Leimone represented advances of $9,780,893 and $1,206,832 as of December 31, 2010 and 2009 respectively. Meanwhile, the Company sells certain products to Tianjin Leimone. For the years ended December 31, 2010 and 2009, the Company recorded net revenues of $20,491,871 and Nil respectively. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of December 31, 2010 and 2009, the balance of such loans was $6,557,845 and Nil respectively.

Subsequent to the year ended December 31, 2010, the Company received materials from Tianjin Leimone in the amount of $8.86 million which reduced the total amount due from Tianjin Leimone.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

Tianjin Tong Guang Group borrowed money from the Company. The borrowings bear no interest and have no repayment term.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 28.97% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the years ended December 31, 2010 and 2009, the Company recorded total revenues from such sales to 712 of $24,015,118 and $14,452,730 respectively. In addition, the Company purchases raw materials from 712. For the years ended December 31, 2010 and 2009, the Company recorded total purchase from 712 of $27,584,361 and Nil respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 28.97% of TCB Digital.

Shenzhen Leimone Company, Ltd. is set up with the intention of providing manufacturing services to our Company particularly for exports. The amount of $328,649 was loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone.

Due to related parties

As of December 31, 2010 and 2009, due to related parties was:

	December 31, 2010	December 31, 2009

Shanghai Spreadbridge	$-	$815
Zhejiang Leimone	-	6,146

Tianjin Tong Guang Group Special Equipment Co., Ltd.	3,781
Tianjin Tong Guang Group	-	1,791,193
Gu	2,880,559	3,447,261

Total due to related parties	$2,884,340	$5,245,415

Zhejiang Leimone transferred fixed assets to the Company of $37,092 in 2008. The amount due to Zhejiang Leimone was Nil and $6,146 as of December 31, 2010 and 2009 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and have no repayment term. As of December 31, 2010 and 2009, the balance of such loans was Nil and $1,791,193 respectively.

Gu provides fund to the Company with no interest and no repayment term. As of December 31, 2010 and 2009, the balances of funds provided by Gu was $2,880,559 and $3,447,261 respectively.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. The Company consigned certain manufacturing processing to Tianjin Leimone when there was overflow of EMS orders. For the years ended December 31, 2010 and 2009, the Company recorded total processing fee to Tianjin Leimone of $54,584,764 and Nil respectively. There is no payment outstanding to Tianjin Leimone as of December 31, 2010 and 2009, respectively.

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

Board Independence

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

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom's principal accountants and independent registered pubic accounting firm, Goldman Kurland Mohidin LLP, for fiscal years 2010 and 2009.

FEE CATEGORY	GKM, LLP 2010	GKM, LLP 2009
Audit fees(1)	$455,000	$390,000
Audit-related fees(2)	0	0
Tax fees(3)	0	0
All other fees(4)	0	0
Total fees	$455,000	$390,000

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

(4) All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F- 1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Share Exchange Agreement dated January 28, 2009, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2009.

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

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: March 29, 2011	By:	/s/ Lei (Leo) Gu
Lei Gu Chairman and CEO

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei (Leo) Gu	Chief Executive Officer and Chairman	March 29, 2011
Lei Gu

/s/ Anthony K. Chan	Chief Financial Officer and Director	March 29, 2011
Anthony K. Chan

/s/ Augustine Lo	Director	March 29, 2011
Augustine Lo

/s/ Chang Shan	Director	March 29, 2011
Chang Shan

/s/ Cheng Wang	Director	March 29, 2011
Cheng Wang

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Zoom Technologies, Inc., Affiliates & Subsidiaries

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2010 and 2009 and the combined consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above were combined and consolidated as described in Note 1 to the financial statements.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
March 29, 2011

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$ 6,374,103	$ 1,472,300
Restricted cash	13,503,122	11,993,214
Accounts receivable, net	21,740,642	16,835,074.00
Inventories, net	1,955,458	1,534,989
Other receivables and prepaid expenses	432,205	311,808
Advance to suppliers	32,776,983	27,471,601
Notes receivable	746,922	-
Due from related parties	19,056,574	12,221,778
Deferred tax assets, net	103,419	504,222
Total current assets	96,689,428	72,344,986

Property, plant and equipment, net	4,949,920	5,673,923
Research and development contracts in progress	531,617	-
Construction in progress	-	32,849
Construction in progress deposit - related parties	9,790,700	-
Intangible assets	525,458	-
Goodwill	8,498,897	103,057

TOTAL ASSETS	$ 120,986,020	$ 78,154,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 21,945,664	$ 16,000,702
Notes payable	25,318,370	23,986,427
Accounts payable	1,488,548	2,439,925
Accrued expenses and other payables	1,170,952	127,484
Advance from customers	301,014	51,243
Taxes payable	4,711,893	1,603,557
Interest payable	25,027	-
Dividends payable	599,338	579,579
Due to related parties	2,884,340	5,245,415

Total current liabilities	58,445,146	50,034,332

Long-term payables	580,000	-

TOTAL LIABILITIES	59,025,146	50,034,332

Commitments

STOCKHOLDERS' EQUITY
Common stock: authorized 25,000,000 shares, par value $0.01
Issued 15,329,557 shares and outstanding 15,273,892 shares;
and Issued 8,780,988 shares and outstanding 8,779,308 shares
at December 31, 2010 and 2009, respectively	152,739	87,793
Shares to be issued	557	592
Subscription receivable	(61,200)	(378)
Deferred expenses	(227,226)	-
Additional paid-in capital	38,204,403	14,309,538
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	682,528	633,378
Accumulated other comprehensive income	964,206	210,773
Retained earnings	19,030,933	6,254,479

TOTAL STOCKHOLDERS' EQUITY	58,739,618	21,488,853
Noncontrolling interest	3,221,256	6,631,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 120,986,020	$ 78,154,815

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Years Ended December 31
	2010	2009

Net revenues	$ 252,589,072	$ 189,055,742
Cost of goods sold	(224,884,782)	(177,653,678)

Gross profit	27,704,290	11,402,064
	11%	6%
Operating expenses:
Sales and marketing	(466,493)	(1,338,999)
General and administrative	(4,450,741)	(1,722,194)
Research and development expenses	(3,251,209)	-
Non-cash equity-based compensation	(1,688,372)	(44,480)
Total operating expenses	(9,856,815)	(3,105,673)

Income from operations	17,847,475	8,296,391

Other income (expenses)
Interest income	256,612	287,206
Government grant income	122,675	-
Other income	286,661	579,658
Interest expense	(1,391,510)	(1,327,744)
Exchange loss	(34,411)	(30,536)
Other expenses	(245,873)	(150,265)
Total other income (expenses)	(1,005,846)	(641,681)
Income before income taxes and
noncontrolling interest	16,841,629	7,654,710

Income tax expense	(3,832,772)	(1,231,180)

Income before noncontrolling interest	13,008,857	6,423,530
Less: Income attributable to
noncontrolling interest	(183,253)	(180,383)

Net income attributable to Zoom Technologies Inc	12,825,604	6,243,147

Other comprehensive income Zoom Technologies, Inc.	650,230	(32,852)
Other comprehensive income noncontrolling interest	103,203	-

Comprehensive income Zoom Technologies, Inc.	$ 13,475,834	$ 6,210,295
Comprehensive income noncontrolling interest	$ 286,456	$ 180,383

Basic and diluted income per common share:
Basic	$ 1.07	$ 1.22
Diluted	$ 0.97	$ 1.22

Weighted average common shares outstanding:
Basic	12,035,589	5,110,340
Diluted	13,210,181	5,131,563

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31
	2010	2009
Cash flows from operating activities:
Income including noncontrolling interest	$13,008,857	$6,423,530
Adjustments to reconcile income to cash including non-controlling interest provided by (used in) operating activities:
Depreciation and amortization	1,626,501	1,569,686
Non-cash equity-based compensation	1,688,372	44,480
Provision for inventory obsolescence	-	(235,771)
Provision for doubtful receivables	-	1,955
Loss on disposal of fixed assets	60,573	485.00
Provision for long-term investment	-	65,781
Deferred tax assets	350,429	98,175
Changes in operating assets and liabilities:
Accounts receivable	(3,111,813)	(4,442,927)
Inventories	(359,066)	2,422,307
Advances to suppliers	8,700,946	(3,191,156)
Prepaid expenses and other assets	(187,436)	906,196
Accounts payable	(1,019,655)	(1,152,195)
Advance from customers	60,457	(3,741,596)
Related parties-net	(12,309,184)	(8,126,760)
Accrued expenses and other current liabilities	2,546,076	(1,883,221)
Net cash provided by (used in) operating activities	11,055,057	(11,241,031)

Cash flows from investing activities:
Restricted cash	(1,073,912)	(3,215,942)
Cash paid for long- term investments	(500,000)	-
Purchase of property and equipment and other long-term assets	(9,614,315)	(244,426)
Proceeds from notes receivable	(18,257)	-
Cash increase due to acquisition of subsidiaries	1,491,630	-
Net cash used in investing activities	(9,714,854)	(3,460,368)

Cash flows from financing activities:
Issuance of shares for cash	8,194,413	9,532,364
Proceeds from short-term loans	36,034,236	21,254,451
Advance to related parties	(12,154,025)	(10,580,810)
Repayment on borrowing from related parties	(23,643,764)	(13,977,180)
Proceeds from notes payable	501,556	6,431,883
Collection on advance to related parties	4,709,255	12,780,855
Receipt from related parties	21,353,981	15,361,000
Repayments on short-term loans	(31,465,282)	(24,192,652)
Repayments on long-term loan	-	(1,169,433)
Net cash provided by financing activities	3,530,370	15,440,478

Effect of exchange rate changes on cash & cash equivalents	31,230	(79,548)

Net increase in cash and cash equivalents	4,901,803	659,531

Cash and cash equivalents, beginning balance	1,472,300	812,769

Cash and cash equivalents, ending balance	$6,374,103	$1,472,300

Non-cash investing and financing activities
Acquisition of 28.97% of TCB by issuing 2,462,576 shares	4,348,247	-
Acquisition of 100% of Silver Tech by issuing 1,342,599 shares	9,590,000	-
Acquisition of zoom.com domain name by issuing 80,000 shares	349,600	-

SUPPLEMENTARY DISCLOSURES:

Interest paid	$1,427,540	$1,221,979

Income tax paid	$92,255	$68,324

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Shares	Common stock	Subscrip- tion receivable	Treasury stock	Shares to be issued	Deferred expenses	Addition paid-in capital	Statutory surplus reserve	Other comprehen- sive income (loss)	Retained earnings	Total
Balance December 31, 2008	4,225,219	$42,252	$-	$(7,322)	$-	$-	$3,518,363	$569,193	$243,625	$75,517	$4,441,628

Changes due to reverse taken-over	1,980,978	19,810	-	-	-	-	(19,810)	-	-	-	-
Exercise of stock options	113,050	1,130	(378)	-	-	-	633,053	-	-	-	633,805
Issuance of shares for services	2,460,061	24,601	-	-	592	-	8,873,366	-	-	-	8,898,559
Stock option expense	-	-	-	-	-	-	44,480	-	-	-	44,480
Foreign currency translation	-	-	-	-	-	-	-	-	(32,852)	-	(32,852)
Expenses paid by related party	-	-	-	-	-	-	1,260,086	-	-	-	1,260,086
Net income	-	-	-	-	-	-	-	-	-	6,243,147	6,243,147
Appropriated statutory surplus reserve	-	-	-	-	-	-	-	64,185	-	(64,185)	-

Balance December 31, 2009	8,779,308	87,793	(378)	(7,322)	592	-	14,309,538	633,378	210,773	6,254,479	21,488,853

Issuance of shares for services	136,402	1,364	-	-	520	(227,226)	1,041,432	-	-	-	816,090
Issuance for shares to be issued	59,159	592	-	-	(592)	-	592	-	-	-	592
Exercise of stock options	100,000	1,000	(61,200)	-	-	-	322,568	-	-	-	262,368
Exercise of warrant	33,517	335	-	-	-	-	160,087	-	-	-	160,422
Issuance of shares for cash	2,113,664	21,137	378	-	37	-	6,875,215	-	-	-	6,896,767
Sale of registered shares from S-3	166,667	1,667	-	-	-	-	873,189	-	-	-	874,856
Acquisition of 28.97% equity of TCB	2,462,576	24,625	-	-	-	-	4,323,621	-	-	-	4,348,246
Acquisition of Nollec Wireless	1,342,599	13,426	-	-	-	-	9,576,574	-	-	-	9,590,000
Acquisition of zoom.com	80,000	800	-	-	-	-	348,800	-	-	-	349,600
Stock options expense	-	-	-	-	-	-	872,282	-	-	-	872,282
Foreign currency translation	-	-	-	-	-	-	-	-	753,433	-	753,433
Expenses paid by related party	-	-	-	-	-	-	(499,495)	-	-	-	(499,495)
Net income	-	-	-	-	-	-	-	-	-	12,825,604	12,825,604
Appropriated statutory surplus reserve	-	-	-	-	-	-	-	49,150	-	(49,150)	-

Balance December 31, 2010	15,273,892	$152,739	$(61,200)	$(7,322)	$557	$(227,226)	$38,204,403	$682,528	$964,206	$19,030,933	$58,739,618

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

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

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the agreement date. At the closing of the acquisition on May 31, 2010, the Company issued 1,342,599 shares and paid $500,000; the balance of $870,000 in cash payment will be paid in six equal installments over a period of three years, of which company paid $137,500 as of December 31, 2010 and $152,500 has been included in other payables and $580,000 included in long-term payables. After the closing on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. We determined that the acquisition of Silver Tech did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

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

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion. Profit Harvest is the marketing arm of the company particularly for exports and subassemblies.

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

TCB Digital is a high technology company engaged in electronic and telecommunication product design, development, and manufacturing for OEM customers and for our own products under the brand name of "Leimone". TCB Digital started its business in 1999 and was originally established as an Electronic Manufacturing Service ("EMS") factory for mobile phone vendors. TCB Digital was Motorola's first independent outsource manufacturing vendor responsible for producing Motorola mobile phones in China. Moreover, TCB Digital was the first EMS factory in China to receive Motorola's International Quality Product and Qualification certificate. Since 2004, TCB Digital developed and produced GSM and CDMA mobile phones, wireless data modules and GPS equipment. Beginning in 2009, TCB Digital started to manufacture and market mobile phones under its own brand name of "Leimone"; and 2010, its product line also included 3G mobile handsets. TCB Digital is headquartered in Tianjin, China. TCB Digital's two main business operations are EMS for Original Equipment Manufacturer (OEM) customers and the design, production and sale of its own brand mobile phone products.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, and its 80%-owned joint venture TCB Digital as of and for the year ended December 31, 2010 and 100%-owned subsidiary Silver Tech as of and for the seven months ended December 31, 2010. As of June 30, 2007, Gu and Cao jointly acquired 51.03% equity of TCB Digital through Hebei Leimone and Beijing Depu respectively, and Gu controlled 100% of Profit Harvest in 2007. As Gu and Cao transferred their 51.03% equity interest of TCB Digital into Jiangsu Leimone on December 30, 2008, and 100% equity interest of Profit Harvest was transferred to Gold Lion on December 22, 2008, Gu exercised the option to acquire 28.97% equity of TCB Digital on March 31, 2010. The Company acquired 100% of Silver Tech, the holding company that owns 100% of Nollec Wireless, and the transaction was completed as of May 31, 2010. Therefore, the consolidated financial statements as of December 31, 2010 include the balance sheets at December 31, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and Silver Tech and balance sheets at December 31, 2009 of TCB Digital, Jiangsu Leimone, Profit Harvest; the consolidation of operating results for the year ended December 31, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and for the seven months ended December 31, 2010 of Silver Tech.

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). For the Company's operating subsidiaries of JS Leimone, TCB Digital and Nollec Wireless, the functional currency is the Chinese Renminbi ("RMB"); the functional currency of Profit Harvest is United States Dollars ("USD" or "$"). However the accompanying consolidated financial statements were translated and presented in USD.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity were $964,206 and $210,773 as of December 31, 2010 and 2009, respectively.

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

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of December 31, 2010 and 2009, the Company did not incur any impairment loss for goodwill.

Revenue Recognition

The Company recognizes sales in accordance with the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" (FASB ASC Topic 605) "Revenue Recognition."

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2010 and 2009 were $3,251,209 and $0 respectively.

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

  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2010 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$6,374,103	$6,374,103	-	-

Restricted cash	$13,503,122	$13,503,122	-	-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Non-controlling Interests

Effective January 1, 2009, the Company adopted ASC 810, previously SFAS No. 160 "Non- controlling Interests in Consolidated Financial Statements-reported in equity" for reporting non-controlling interest ("NCI") in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures were adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption. Non-controlling interest includes a credit of $567,481 in year 2009 representing its share of increase in additional paid in capital as a result of certain expenses paid by an entity related to the Company's principal shareholder on behalf of the Company.

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

NOTE 3 - MERGER AND ACQUISITION

The Company acquired 60% equity in Jiangsu Leimone on November 30, 2007. As of November 30, 2007, the net assets of Jiangsu Leimone were Nil. The purchase consideration was $10,273 which was higher than 60% of total net assets of Jiangsu Leimone and resulted in goodwill of $10,273. On January 1, 2008, the Company invested $4,972,466 (HK$38,800,000) in Jiangsu Leimone. After this investment, the net assets of Jiangsu Leimone were $4,976,051 and the Company owned 80% of Jiangsu Leimone. The fair value of the 80% of equity interest of Jiangsu Leimone Electronic Co., Ltd on January 1, 2008 was $3,981,085. The agreed purchase consideration was $4,972,466 (HK$38,800,000) which was higher than 80% of total net assets of Jiangsu Leimone and resulted in goodwill of $991,381. The Company acquired the remaining 20% of equity of Jiangsu Leimone on November 30, 2008. As of November 30, 2008, the net assets of Jiangsu Leimone were $5,001,783 and therefore 20% of total assets of Jiangsu Leimone were $1,000,357. The agreed purchase consideration was $101,760 which was lower than 20% of total net assets of Jiangsu Leimone and resulted in negative goodwill of $898,597. Therefore, the total goodwill resulting from the acquisition of Jiangsu Leimone was $103,057. As of December 31, 2010 and 2009, goodwill was $103,057 and $103,057 respectively.

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

The following table summarizes pro forma information showing the effects on the consolidated financial results of the Company if the acquisition of Silver Tech occurred at the beginning of the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Net revenues	$254,937,242	$195,244,742
Net income	$13,064,074	$7,564,147

Earnings per share - basic	$1.04	$1.17
Earnings per share - diluted	$0.95	$1.17
Weighted average shares - basic	12,532,167	6,452,939
Weighted average shares - diluted	13,706,759	6,474,162

The following table summarizes goodwill resulting from the acquisition of Jiangsu Leimone and Silver Tech:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840

Total goodwill	$8,498,897

There was no impairment of goodwill as at December 31, 2010 and 2009.

NOTE 4 - RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 14).

NOTE 5 - ACCOUNTS RECEIVABLE

As of December 31, 2010 and 2009, the Company's accounts receivable consisted of the following:

	December 31, 2010	December 31, 2009

Accounts receivable	$21,849,996	$16,853,982
Less: Allowance for doubtful accounts	(109,354)	(18,908)

Accountants receivable, net	$21,740,642	$16,835,074

NOTE 6 - INVENTORIES

Inventories, by major categories, as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009

Raw materials	$1,167,414	$1,290,657
Low value consumables	-	15,376
Finished goods	903,096	362,436
	2,070,510	1,668,469
Less: Allowance for obsolete inventories	(115,052)	(133,480)

Inventories, net	$1,955,458	$1,534,989

NOTE 7 - ADVANCE TO SUPPLIERS

As of December 31, 2010 and 2009, the Company's advance to suppliers consisted of the following:

	December 31, 2010	December 31, 2009

Beijing Orsus Xelent Technology & Trading Company Limited	$-	$2,427,330
Yuechangrui	13,054,691	-
CEC CoreCast Technology Co., Ltd.	7,734,980	4,591,361
Beijing HYT Technology & Trade Co., Ltd.,	-	2,523,548
Beijing Zhongdian Yiren Information Technology Co., Ltd.	-	10,635,353
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co. ("SBDSJCTC")	6,851,051	-
TSINGTAO Hisense Portable Communication Tech Co.,Ltd.	245,762
Shenzhen Wuxing Commercial & Trade Co.	3,729,695	-
Shenzhen Fudian District Longchengfa Electronic Commercial Co.	604,979
Shunming	-	5,882,205
Ytone Co., Ltd.	-	433,450
Sibo Technologies Limited	-	273,450
Shenzhen Huirongyuan Industrial Co., Ltd.	-	155,034
Others	555,825	549,870

Total advance to suppliers	$32,776,983	$27,471,601

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are intended to ensure preferential pricing. The amounts are advanced under such arrangements. See Note 12 for notes payable details.

The Company purchased parts for mobile phone manufacturing from SBDSJCTC, and SBDSJCTC has delivered those parts to the Company according to the purchase terms.

The Company purchased cell phone from Yuechangrui and Yuechangrui has delivered those cell phones to the Company according to the purchase terms.

NOTE 8 - OTHER RECEIVABLES & PREPAID EXPENSES

As of December 31, 2010 and 2009, the Company's other receivables and prepaid expenses consisted of the following:

	December 31, 2010	December 31, 2009

Advance to employees	$64,737	$27,156
Deposit for equipment lease	297,711	49,730
Prepaid expenses	36,982	155,047
Others	32,775	79,875

Total other receivables	$432,205	$311,808

The deposit for equipment lease is recoverable within one year.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Machinery and Equipment	$9,000,562	$8,462,827
Electronic Equipment	2,309,747	1,693,094
Transportation Equipment	175,439	169,655
Workshop reconstruction	60,755	60,946
Leasehold improvements	120,516	-
Assembly line reconstruction	-	119,470
Office equipment	120,560	18,599
	11,787,579	10,524,591
Less: Accumulated depreciation	(6,837,659)	(4,850,668)

Total property, plant and equipment, net	$4,949,920	$5,673,923

Depreciation for the years ended December 31, 2010 and 2009 was $1,609,692 and $1,569,686 respectively.

NOTE 10 - RESEARCH ANDH DEVELOPMENT CONTRACTS IN PROGRESS
December 31, 2010

Mobile phone development projects	$531,617

Research and development contracts in progress include cost plus profit attributable to those contracts. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses. Company's R&D cost as at December 31, 2010 was $1.24 million while its progress billings were $0.71 million.

NOTE 11 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTIES

December 31, 2010

Manufacturing plant	$9,790,700

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($15,063,000). The contract includes land use rights for 46,020.6 square meters and construction space of 21,028.83 square meters. As of December 31, 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($9,790,700) upon the stage of completion of roofing and is recorded as construction in progress deposit.

NOTE 12 - INTANGIBLE ASSETS

As of December 31, 2010, the Company's intangible assets were summarized as follows:

	Useful life	2010

Software	3 years	$30,448
Domain name, logo & trade mark (from related party)	Indefinite	349,600
Patent techniques	10 years	174,583
Total cost		554,631

Less: Total accumulated amortization		(29,173)

Intangible assets, net		$525,458

Intangible assets were stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued at the fair market value of $349,600 as of the date of purchase. No amortization will be recorded for the value of the domain name. The amortization of intangible assets for the years ended December 31, 2010 and 2009 was $16,809　and Nil respectively. The estimated amortization for the next five years as of December 31, 2010 and thereafter is expected to be as follows by years:

2011	$27,608
2012	19,500
2013	17,458
2014	17,458
2015	17,458
Thereafter	76,376

Total	$175,858

NOTE 13 - SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of December 31, 2010 and 2009, the Company's short term loans consisted of the following:

	December 31, 2010	December 31, 2009

Bank of Communications Tianjin Branch ("BOCTB"), due from March 3, 2009 to March 2, 2010 with interest at 5.841%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	$-	$4,387,762

BOCTB, due from May 15, 2009 to February 14, 2010 with interest at 5.310%, guaranteed by TCBGCL, the common shareholder of TCB Digital.	-	2,925,174

BOCTB, due from May 25, 2009 to January 24, 2010 with interest at 5.310%, guaranteed by TCBGCL	-	2,925,174

BOCTB, due from June 15, 2009 to March 14, 2010 with interest at 5.310%, guaranteed by TCBGCL	-	2,925,174

Northern International Trust & Investment Co., Ltd, due from October 14, 2009 to October 14, 2010 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	-	1,755,104

BOCTB, due from December 04, 2009 to August 14, 2010 with interest at 5.841%, secured by production machinery	-	1,082,314

BOCTB, due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL	3,024,895	-

BOCTB, due from August 28, 2010 to August 27, 2011 with floating interest, guaranteed by TCBGCL	3,024,895	-

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL	3,024,895	-

BOCTB, due from August 16, 2010 to August 17, 2011 with floating interest, guaranteed by TCBGCL	1,119,211	-

BOCTB, due from November 4 to June 27, 2011 with floating interest, guaranteed by TCBGCL	4,537,342	-

Bank of China Tianjin Branch, due from December 8, 2010 to June 8, 2011, interest adjusted to the preferred interest rate as of the due date, guaranteed by Leimone (Tianjin) Industrial Co., Ltd.	1,659,530	-

Northern International Trust & Investment Co., Ltd, due from October 14, 2010 to October 14, 2011 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,814,937	-

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	3,024,895	-

Key Network Holdings Limited, due from May 31, 2010 to June 3, 2011 with interest at 6%.	715,064	-

Total short-term loans	$21,945,664	$16,000,702

NOTE 14 - NOTES PAYABLE

These notes are payable in three to six months and bear no interest. The balance of notes payable as of December 31, 2010 and 2009 consisted of the following (all were bankers' acceptances):

	December 31, 2010	December 31, 2009

CoreCast, honored by the BOCTB, from July 10, 2009 to January 10, 2010, secured by $2,193,881 of cash in bank	$-	$4,387,761

CoreCast, honored by the BOCTB, from August 10, 2009 to February 10, 2010, secured by $877,552 of cash in bank.	-	1,755,104

Beijing Orsus, honored by the BOCTB, from August 17, 2009 to February 18, 2010, secured by $731,294 of cash in bank.	-	1,462,587

CEC CoreCast Technology Co., Ltd., ("CoreCast Tech.") honored by the BOCTB, from September 21, 2009 to March 21, 2010, secured by $1,813,608 of cash in bank.	-	3,627,216

CoreCast Tech., honored by the BOCTB, from September 23, 2009 to March 23, 2010, secured by $2,720,412 of cash in bank.	-	5,440,824

CoreCast Tech., honored by the BOCTB, from September 25, 2009 to March 25, 2010, secured by $1,170,070 of cash in bank.	-	2,340,139

CoreCast Tech., honored by the BOCTB, from September 27, 2009 to March 27, 2010, secured by $1,755,104 of cash in bank.	-	3,510,209

Beijing Orsus., honored by the BOCTB, from October 21, 2009 to April 21, 2010, secured by $292,564 of cash in bank, paid on April 21, 2010	-	585,035

Beijing Orsus., honored by the BOCTB, from December 10, 2009 to June 10, 2010, secured by $438,847 of cash in bank	-	877,552

CoreCast Tech., honored by the BOCTB, from July 12, 2010 to January 12, 2011, secured by $907,468 of cash in bank	1,814,937	-

CoreCast Tech., honored by the BOCTB, from July 14, 2010 to January 14, 2011, secured by $1,361,203 of cash in bank	2,722,405	-

CoreCast Tech., honored by the BOCTB, from September 14, 2010 to March 14, 2011, secured by $1,512,447 of cash in bank.	3,024,895	-

CoreCast Tech., honored by the BOCTB, from September 16, 2010 to March 16, 2011, secured by $2,268,671 of cash in bank.	4,537,342	-

CoreCast Tech., honored by the BOCTB, from September 17, 2010 to March 17, 2011, secured by $1,615,294 of cash in bank.	3,230,588	-

CoreCast Tech., honored by the BOCTB, from September 19, 2010 to March 19, 2011, secured by $2,422,941 of cash in bank.	4,845,882	-

CoreCast Tech., honored by the BOCTB, from October 9, 2010 to April 9, 2011, secured by $1,814,937 of cash in bank.	3,629,874	-

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd., honored by the China Bohai Bank, from December 10, 2010 to June 10, 2011, secured by $1,512,447 of cash in bank.	1,512,447	-

Total notes payable	$25,318,370	$23,986,427

NOTE 15 - ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2010 and 2009, the accrued expenses and other payables of the Company were summarized as follows:

	December 31, 2010	December 31, 2009

Accrued machinery rent	$-	$116,515
Accrued filing fees	347,558	-
Accrued rework cost	229,472	-
Accrued consulting fee	51,038	-
Acquisition payable*	152,500	-
Welfare & salary payable	271,787	10,969
Other	118,597	-

Total accrued expenses and other payables	$1,170,952	$127,484

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 16 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.03% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $599,338 and $579,579 as of December 31, 2010 and 2009 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due from related parties

As of December 31, 2010 and 2009, due from related parties were:

	December 31, 2010	December 31, 2009

Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$26,085	$5,625
Hebei Leimone	-	329,082
Shanghai Spreadbridge Information Technology Co., Ltd.	-	9,864,476
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	232,614	247,909
Leimone (Tianjin) Industrial Co., Ltd.	16,338,738	1,206,832
Beijing Leimone Shengtong Cultural Development Co., Ltd.	703,042	133,739
Tianjin Tong Guang Group	557,325	-
Shenzhen Leimone	328,694	-
712 (Shareholder)	870,076	434,115

Total due from related parties	$19,056,574	$12,221,778

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the years ended December 31, 2010 and 2009, the Company recorded net revenues of $15,067,119 and $880,174 from sales to Electronics Science & Tech respectively. In addition, the Company purchases raw materials from Electronics Science & Tech. For the years ended December 31, 2010 and 2009, the Company recorded total purchase from Electronic Science & Tech of $19,785,939 and Nil respectively.

Hebei Leimone is controlled by Gu, the largest shareholder of the Company.The Company sells certain products and provides some technical services to Hebei Leimone. For the years ended December 31, 2010 and 2009, the Company recorded net revenues of Nil and $1,242,523 respectively from sales to Hebei Leimone.

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

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the years ended December 31, 2010 and 2009, the Company recorded total purchases from Tianjin Leimone of $33,155,444 and $10,808,800 respectively. The amount due from Tianjin Leimone represented advances of $9,780,893 and $1,206,832 as of December 31, 2010 and 2009 respectively. Meanwhile, the Company sells certain products to Tianjin Leimone. For the years ended December 31, 2010 and 2009, the Company recorded net revenues of $20,491,871 and Nil respectively. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of December 31, 2010 and 2009, the balance of such loans was $6,557,845 and Nil respectively.

Subsequent to the year ended December 31, 2010, the Company received materials from Tianjin Leimone in the amount of $8.86 million which reduced the total amount due from Tianjin Leimone.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") represented short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

Tianjin Tong Guang Group borrowed money from the Company. The borrowings bear no interest and have no repayment term.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 28.97% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the years ended December 31, 2010 and 2009, the Company recorded total revenues from such sales to 712 of $24,015,118 and $14,452,730 respectively. In addition, the Company purchases raw materials from 712. For the years ended December 31, 2010 and 2009, the Company recorded total purchase from 712 of $27,584,361 and Nil respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 28.97% of TCB Digital.

Shenzhen Leimone Company, Ltd. is set up with the intention of providing manufacturing services to our Company particularly for exports. The amount of $328,649 was loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone.

Due to related parties

As of December 31, 2010 and 2009, due to related parties was:

	December 31, 2010	December 31, 2009

Shanghai Spreadbridge	$-	$815
Zhejiang Leimone	-	6,146

Tianjin Tong Guang Group Special Equipment Co., Ltd.	3,781
Tianjin Tong Guang Group	-	1,791,193
Gu	2,880,559	3,447,261

Total due to related parties	$2,884,340	$5,245,415

Zhejiang Leimone transferred fixed assets to the Company of $37,092 in 2008. The amount due to Zhejiang Leimone was Nil and $6,146 as of December 31, 2010 and 2009 respectively.

The Company borrowed money from Tianjin Tong Guang Group. The borrowings bear no interest and have no repayment term. As of December 31, 2010 and 2009, the balance of such loans was Nil and $1,791,193 respectively.

Gu provides fund to the Company with no interest and no repayment term. As of December 31, 2010 and 2009, the balances of funds provided by Gu was $2,880,559 and $3,447,261 respectively.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. The Company consigned certain manufacturing processing to Tianjin Leimone when there was overflow of EMS orders. For the years ended December 31, 2010 and 2009, the Company recorded total processing fee to Tianjin Leimone of $54,584,764 and Nil respectively. There is no payment outstanding to Tianjin Leimone as of December 31, 2010 and 2009, respectively.

On July 5, 2010 a related party paid some of the expenses of TCB Digital which amounted to $77,482 and was recorded as a capital contribution to the company and the minority interest holders in their respective ownership interest.

NOTE 18 - LONG-TERM PAYABLES
December 31, 2010

Acquisition payable	$580,000

Acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 19 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2010, there were 100,000 stock options held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, that were exercised at the weighted average price of $3.24 per share.

There were 100,000 shares of common stock issued to two consultants for their 12 months of service to the Company from January 1, 2010. These shares were valued at $6.78 per share, the closing price on January 8, 2010 which was the last available price prior the signing of agreement.. The amount recorded was non-cash compensation charge of $678,000 for the year of 2010.

There were 15,000 shares of common stock issued to a consultant for his 19 months of service to the Company from June 1, 2010. The shares were valued at $5.98 per share, the closing price on June 17, 2010 which was the date of the consulting agreement. The amounts recorded were a) non-cash compensation charge of $33,047 for the year of 2010, and b) deferred charges as of December 31, 2010 of $56,653.

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

On November 28, 2010 and subsequently on December 10, 2010, the Board of Directors approved of the grant of 52,000 shares of common stock to members of the Board for their service over the next 12 months. The shares were valued as of the dates of grant. The amount of $15,507 was recorded as non-cash compensation and $170,573 was recorded as deferred expenses as of December 31, 2010. These shares were physically issued in January 2011, therefore as of December 31, 2010, these 52,000 shares were recorded as shares to be issued.

The Company issued 59,159 shares of common stock in January 2010 for the exercise of Series B warrants which were exercised during the year ended December 31, 2009 and were part of shares to be issued as at December 31, 2009.

In March 2010, 15,517 of Series A warrants were exercised at $6 per share. After anti-dilution adjustments became applicable, another 18,000 Series A warrants were exercised in December 2010 at $3.74 per share.

In December 2010, Placement Agent warrants in the amount of 13,056 were exercised cashless resulting in the issuance of 3,665 shares of common stock. The shares were physically issued in January 2011, therefore as of December 31, 2010, these 3,665 shares were recorded as shares to be issued.

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

On May 28, 2010, the Company sold 166,667 shares of common stock registered on Form S-3 to an accredited investor at $6.00 per share and received $1,000,002. As part of this transaction Company issued 6,667 warrants with an exercise price of $6.90 per share to the placement agent which were recorded net of the value of proceeds. Legal fees incurred for this transaction amounted to $80,450.

On May 31, 2010, the Company acquired 100% of Nollec Wireless Company, Ltd. As part of the consideration of $10.96 million, 1,342,599 shares of common stock were issued to the owners of Nollec Wireless. The shares were valued at $7.14286 per share, the volume weighted average closing price for the 10 days prior and leading up to the day before the date of the definitive agreement.

On December 18, 2010, the Company acquired the domain name of "zoom.com" and related trademarks for a total consideration of 80,000 shares of common stock, and the shares were valued as of the same day at $4.37 per share. The amount of $349,600 was recorded as intangible assets.

On November 15, 2010, the Company closed a private placement transaction in which 2,113,664 shares of our common stock were sold at $3.75 per share and 1,585,248 Series G warrants were issued for gross proceeds of $7,926,240. Another 42,273 stock purchase warrants were issued to placement agents in connection with the transaction; both the Series G warrants and the placement warrants are exercisable at $4.71 per share and have an expiration in 5 years.

The placement agents involved in the transaction were paid a 7% commission and granted a total of 42,273 warrants exercisable at $4.71 per share. Under terms of the securities purchase agreement, the Company is obligated to file a registration statement for the securities sold within 45 days from the date of the agreement and cause the registration statement to be declared effective within a maximum of 120 days, otherwise penalties will be assessed against the Company. A registration statement on Form S-3 was filed with the SEC on December 23, 2010 and was declared effective on January 7, 2011, and the Company fulfilled its obligation to register the securities. Legal and other fees incurred for this transaction amounted to approximately $470,000. The Company paid commissions of approximately $560,000.

WARRANTS

The Company granted Series A, B, C, D and E warrants to the accredited investors as part of its private place offering on October 16, 2009 and November 18, 2009.

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

Series E Warrants: The Series E warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants shall have an exercise price of $0.01 and a term of three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2010 exceeded the eligibility threshold pursuant to the agreement, the Series E Warrants became ineligible for exercise.

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

The Company granted Series G warrants to the accredited investors as part of its private place offering on November 15, 2010.

Series G Warrants: The Series G warrants shall have an exercise price of $4.71 and a term of 5 years from the issue date.

Anti-dilution Adjustments for Certain Warrants: Since the private placement in November 2010 involved sales of the Company's stock at a price that activated anti-dilution provisions in the A, C, F and certain placement agent warrants, the exercise price of these warrants is adjusted to $3.74 per share and the number of warrants eligible is multiplied by a factor of 6 / 3.74 or 1.60 with fractional shares rounding up.

The following summary represents warrants activity during the years ended December 31, 2009 and 2010:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2008	-	-

Granted	1,442,127	$ 6.00
Lapsed	-	-
Exercised	(18,881)	$ 6.00

Balance, December 31, 2009	1,423,246	$ 6.00	$256,184

Anti-dilution adjustments	1,081,329	$ 3.74
Granted	2,009,188	$ 4.53
Lapsed	-	-
Exercised	(46,573)	$ 4.49

Balance, December 31, 2010	4,467,190	$ 4.09	$1,697,532

The following presents warrants summary as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	4,467,190	4.26 years	$4.09	4,467,190	$4.09

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

The Company determined the grant date fair value of G and placement warrants of $1.04 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $3.99 per share, exercise price of $4.71 per share, expected life of 5 years, volatility of 33.57% and discount rate of 1.51%. These warrants were recorded net of the value of proceeds.

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

During the year ended December 31, 2010, 100,000 options ("Previous Options") held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised.

The following summary represents options activity during the years ended December 31, 2009 and 2010, under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	231,300	$ 4.09

Granted	193,400	$ 3.03
Lapsed	-	-
Exercised	(113,050)	$ 4.60

Balance, December 31, 2009	311,650	$ 3.25	$913,134

Granted	-	-
Lapsed	-	-
Exercised	(100,000)	$ 3.24

Balance, December 31, 2010	211,650	$ 3.25	$427,612

The following represents options summary as of December 31, 2010 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	211,650	0.83 years	$3.25	139,550	$4.00

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

On November 28, 2010, the Company's Board of Directors approved re-pricing of the outstanding options from the exercise price of $6.18 to $3.75 per share.

The following summary represents options activity during the years ended December 31, 2009 and 2010, under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2008	-	-

Granted	1,100,000	$ 6.18
Lapsed	-	-
Exercised	-	-

Balance, December 31, 2009	1,100,000	$ 6.18	$-

Granted	677,000	$ 3.75
Lapsed	(20,000)	-
Exercised	-	-

Balance, December 31, 2010	1,757,000	$ 3.75	$1,265,040

The following represents options summary as of December 31, 2010 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,757,000	2.34 years	$3.75	510,000	$3.75

The Company determined the grant date fair value of 865,000 options of $1.80 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 3.25 years, volatility of 39.18% and discount rate of 1.26%.

For the re-pricing of the above 865,000 options on November 28, 2010, from the exercise price of $6.18 to $3.75 per share, the Company determined the incremental fair value of $0.48 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $3.54, expected of 2.28 years, volatility of 33.59% and discount rate of 0.78%.

The Company determined the grant date fair value of 235,000 options of $1.20 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 1.5 years, volatility of 39.18% and discount rate of 0.78%.

For the re-pricing of the above 235,000 options on November 28, 2010, from the exercise price of $6.18 to $3.75 per share, the Company determined the incremental fair value of $0.26 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $3.54, expected of 0.53 years, volatility of 33.59% and discount rate of 0.28%.

The Company determined the grant date fair value of 677,000 options of $0.74 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $3.45 per share, exercise price of $3.75 per share, expected life of 3.25 years, volatility of 33.42% and discount rate of 0.84%.

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

Since Nollec has pre-tax loss for the seven months period ended December 31, 2010, the Company's net income and earnings per share had no effect due to its income tax exemption.

TCB Digital had pre-tax profit of $1,145,617 and $340,800 for the years ended December 31, 2010 and 2009 respectively, while Jiangsu Leimone had pre-tax loss of $300,378 and pre-tax profit of $371,600 for the years ended December 31, 2010 and 2009 respectively, while Profit Harvest had pre-tax profit of $18,893,411 and $7,034,100 for the years ended December 31, 2010 and 2009 respectively, while Nollec Wireless had pre-tax loss of $38,765 for the seven months ended December 31, 2010.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred tax assets:

Inventory impairment reserve	$28,763	$33,370
Buy-back reverse	-	63,175
Bad debt allowance	-	8,185
Expenses deductible in next year	28,684	304,524
Inventory shortage	95,410	-
Long-term investment impairment	17,014	16,454
Carry-forward operating loss	-	99,437
Accrued rental deductible in next year	-	823
	169,871	525,967
Less: Valuation allowance	-	-

Total deferred tax assets	169,871	525,967

Deferred tax liabilities
Developed products	(66,452)	(21,746)

Deferred tax assets, net	$103,419	$504,222

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

US statutory rates	34.0%	34.0%
Tax rate difference	(19.6)%	(17.7)%
Valuation allowance	5.4%	-
Tax for prior year	2.9%	(0.2%)
Tax per financial statements	22.7%	16.1%

Foreign pretax earnings approximated $15.5 million for 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At December 31, 2010, approximately $21.8 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $2.0 million would have to be provided if such earnings were remitted currently.

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the years ended December 31, 2010 and 2009, the Company appropriated $49,150 and $64,185 to statutory surplus reserve respectively. As of December 31, 2010 and 2009, the Company's statutory surplus reserve was $682,528 and $633,378 respectively.

NOTE 23 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers representing 10% or more of the Company's consolidated sales were:

Year ended December 31, 2010	Sales Revenue	% to Total Sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$27,930,823	11%
Beijing Baina Wei'er Science and Technology Co., Ltd.	29,286,050	12%
Larson Limited	52,317,551	21%

Total	$109,534,424	44%

Year ended December 31, 2009	Sales Revenue	% to Total Sales

Beijing Baina Wei'er Science and Technology Co., Ltd.	$57,855,987	31%
CEC CoreCast Technology Co., Ltd.	30,485,966	16%

Total	$88,341,953	47%

(b) During the reporting periods, the suppliers represented 10% or more of the Company's consolidated purchases are:

Year ended December 31, 2010	Total Purchases	% to Total Purchases

Beijing Beny Wave Science & Technology Co. Ltd	$57,265,038	24%
Leimone (Tianjin) Industrial Co., Ltd.	63,864,174	26%
Tianjin 712 Communication and Broadcasting Co., Ltd.	27,584,361	11%

Total	$148,713,573	61%

Year ended December 31, 2009	Total Purchases	% to Total Purchases

Beijing Tianyu Communication Equipment Co., Ltd	$42,276,853	25%
CEC CoreCast Corporation Limited	29,598,025	17%

Total	$71,874,878	42%

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

  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2010 and 2009 and believes its exposure to interest rate risk is not material.

NOTE 25 - COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at Rmb 8 per square meter per month for production facilities and dormitory space. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at Rmb 137 per square meter per month for 1,409 square meters and with rent at Rmb 131 per square meter per month for 388 square meters. The commitments of the Company as of December 31, 2010 for the next 3 years are as follows:

Year ending 2011	$679,431
Year ending 2012	557,327
Year ending 2013	132,788
Total minimum lease payments	$1,369,546

NOTE 26 - SUBSEQUENT EVENTS

On January 4, 2011, the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration paid was $1,818,000.00 to be divided by the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of this Share Exchange Agreement, or $3.75 per share, whichever is greater. This resulted in the issuance of 484,800 shares to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone apps in Asia. The Company's wholly-own subsidiary in Hong Kong, Profit Harvest, was the acquiring entity.

On January 6, 2011, the Company filed with the Secretary of State of Delaware, an Amended and Restated Certificate of Incorporation that indicates 1) the Company's authorized common stock has been increased from 25,000,000 to 35,000,000 shares, and 2) a new class of preferred stock has been added with 1,000,000 shares authorized to be issued. Both the increase of authorized common stock and the addition of a new class of preferred stock were approved by shareholders at the 2010 Annual Meeting of Shareholders held on December 10, 2010