Form 10-Q
period 2011-03-31
ZOOM TECHNOLOGIES INC
filed 2011-05-16
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of May 6, 2011 is 15,879,757.

Note: PDF provided as a courtesy

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For March 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$ 2,083,812	$ 6,374,103
Restricted cash	13,588,802	13,503,122
Accounts receivable, net	44,495,684	21,740,642
Inventories, net	1,972,753	1,955,458
Other receivables and prepaid expenses	450,453	432,205
Advance to suppliers	24,936,495	32,776,983
Notes receivable	426,630	746,922
Due from related parties	15,944,358	19,056,574
Deferred tax assets, net	100,000	103,419
Total current assets	103,998,987	96,689,428

Property, plant and equipment, net	4,672,562	4,949,920
Research and development contracts in progress	551,125	531,617
Construction in progress	898	-
Construction in progress deposit - related parties	9,852,841	9,790,700
Intangible assets	575,466	525,458
Goodwill	10,360,306	8,498,897

TOTAL ASSETS	$ 130,012,185	$ 120,986,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 24,591,791	$ 21,945,664
Notes payable	25,479,064	25,318,370
Accounts payable	1,871,020	1,488,548
Accrued expenses and other payables	1,239,942	1,170,952
Advance from customers	545,167	301,014
Taxes payable	5,604,154	4,711,893
Interest payable	35,753	25,027
Dividends payable	603,142	599,338
Due to related parties	3,227,926	2,884,340

Total current liabilities	63,197,959	58,445,146

Long-term payables	580,000	580,000
Long-term loan	17,654	-

TOTAL LIABILITIES	63,795,613	59,025,146

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding as of March 31, 2011	-	-
Common stock: authorized 35,000,000 shares, par value $0.01
Issued 15,840,937 shares and outstanding 15,839,257 shares; and Issued 15,275,572 shares and outstanding 15,273,892 shares at March 31, 2011 and December 31, 2010, respectively	158,393	152,739
Shares to be issued	300	557
Subscription receivable	-	(61,200)
Deferred expenses	(243,493)	(227,226)
Additional paid-in capital	40,429,952	38,204,403
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	688,724	682,528
Accumulated other comprehensive income	1,214,584	964,206
Retained earnings	20,811,550	19,030,933

TOTAL STOCKHOLDERS' EQUITY	63,052,688	58,739,618
Noncontrolling interest	3,163,884	3,221,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 130,012,185	$ 120,986,020

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31
	2011	2010

Net revenues	$ 58,611,686	$ 50,979,269
Cost of goods sold	52,262,817	46,801,015

Gross profit	6,348,869	4,178,254

Operating expenses:
Sales and marketing	208,539	44,076
General and administrative	1,266,191	904,641
Research and development	1,635,204	-
Non-cash equity-based compensation	307,469	369,659
Total operating expenses	3,417,403	1,318,376

Income from operations	2,931,466	2,859,878

Other income (expenses)
Interest income	104,261	187
(Loss) on disposal of fixed assets	(8,368)	-
Other income	15,225	-
Interest expense	(359,028)	(257,626)
Exchange (loss)	(16,172)	(155)
Other expenses	(80,581)	(14,853)
Total other income (expenses)	(344,663)	(272,447)

Income before income taxes and non-controlling interest	2,586,803	2,587,431

Income taxes	787,599	548,126

Income before noncontrolling interest	1,799,204	2,039,305
Less: Income attributable to
noncontrolling interest	12,391	143,603

Net income attributable to Zoom	1,786,813	1,895,702

Other comprehensive income	230,269	388
Other comprehensive income noncontrolling interest	20,109	-

Comprehensive income Zoom Technologies, Inc.	$ 2,017,082	$ 1,896,090
Comprehensive income noncontrolling interest	$ 32,500	$ 143,603

Basic and diluted income per common share:
Basic	$ 0.11	$ 0.21
Diluted	$ 0.11	$ 0.20

Weighted average common shares outstanding:
Basic	15,783,859	8,903,851
Diluted	16,074,096	9,257,582

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Income including noncontrolling interest	$1,799,204	$2,039,305
Adjustments to reconcile income including non-controlling interest to cash used in operating activities:
Depreciation and amortization	378,531	405,019
Non-cash equity-based compensation	307,469	369,659
Provision for inventory obsolescence	(23,025)	-
Loss on disposal of fixed assets	8,368	-
Deferred tax assets	4,058	53,692
Changes in operating assets and liabilities:
Accounts receivable	(22,243,148)	(1,636,001)
Inventories	18,162	62,518
Advances to suppliers	21,638,900	117,715
Prepaid expenses and other assets	(6,562)	16,724
Accounts payable	341,051	(771,267)
Advance from customers	241,831	2,197,215
Related parties-net	(10,873,705)	(4,472,721)
Accrued expenses and other current liabilities	958,919	470,364
Net cash used in operating activities	(7,449,947)	(1,147,778)

Cash flows from investing activities:
Restricted cash	23	(980,100)
Purchase of property and equipment and other long-term assets	(106,534)	(14,843)
Proceeds from notes receivable	323,624	-
Cash increase due to acquisition of subsidiaries	235,112	-
Net cash provided by (used in) investing activities	452,225	(994,943)

Cash flows from financing activities:
Issuance of shares for cash	148,910	170,490
Proceeds from short-term loans	5,531,393	18,124,528
Advance to related parties	(3,235,378)	(3,637,028)
Repayment on borrowing from related parties	-	(10,074,820)
Proceeds from (repayment on) notes payable	-	1,960,199
Collection on advance to related parties	3,287,214	272
Receipt from related parties	7,575	7,629,484
Repayments on short-term loans	(3,030,900)	(13,165,517)
Repayments on long-term loan	(2,408)	-
Net cash provided by financing activities	2,706,406	1,007,608

Effect of exchange rate changes on cash & equivalents	1,025	(2,403)

Net increase in cash and equivalents	(4,290,291)	(1,137,516)

Cash and equivalents, beginning balance	6,374,103	1,472,300

Cash and equivalents, ending balance	$2,083,812	$334,784

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31
	2011	2010
SUPPLEMENTARY DISCLOSURES:
Interest paid	$347,443	$292,422
Income tax paid	48,502	5,945
Non-cash investing and financing activities
Acquisition of 29.0% of TCB by issuing 2,462,576 shares	-	4,348,247
Acquisition of 100% of CDE by issuing 484,800 shares	1,818,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
MARCH 31, 2011 AND 2010

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom or the "Company"), pursuant to the share exchange agreement dated January 28, 2009, (amended May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI"). In connection with the share exchange, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

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

Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion and on March 31, 2010 exercised his option to purchase an additional 29.0% of the outstanding capital stock of TCB Digital.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the share exchange agreement and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who held an option to acquire an additional 29.0% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the 29.0% interest in TCB Digital for 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option (See Subsidiary details).

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

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the agreement date. At the closing of the acquisition on May 31, 2010, the Company issued 1,342,599 shares and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years, of which the Company paid $137,500 as of December 31, 2010 and $152,500 was included in other payables and $580,000 included in long-term payables. After the closing on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. We determined the acquisition of Silver Tech did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

On January 4, 2011, the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration paid was $1,818,000 in common shares of the Company, and the number of shares was calculated by dividing the consideration amount by the higher of i) $3.75 per share or ii) the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of the Share Exchange Agreement which was December 20, 2010. This resulted in the issuance of 484,800 shares to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone applications in Asia. The Company's wholly-own subsidiary in Hong Kong, Profit Harvest, was the acquiring entity.

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

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% respectively of TCB Digital, or 51.0% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 29.0% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as at March 31, 2010. This transaction was recorded under SFAS No. 160 (Included in ASC 810

"Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51. with the excess of fair value of shares over the carrying value of minority interests was charged to additional paid in capital. During the three month period ended June 30, 2010, the Company issued 2,462,576 shares.

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

CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone applications in Asia.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, and its 80%-owned joint venture TCB Digital as of and for the year ended December 31, 2010 and 100%-owned subsidiary Silver Tech as of and for the seven months ended December 31, 2010. As of January 4, 2011, the Company completed its 100% acquisition of Celestial Digital Entertainment. Therefore, the consolidated financial statements as of March 31, 2011 include the balance sheets at March 31, 2011 of TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech and CDE, and balance sheets at December 31, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and Silver Tech; the consolidation of operating results for the three months ended March 31, 2011 of TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech and CDE.

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). For the Company's operating subsidiaries of JS Leimone, TCB Digital and Nollec Wireless, the functional currency is the Chinese Renminbi ("RMB"); the functional currency of Profit Harvest is United States Dollars ("USD" or "$") and the functional currency of Ever Elite and CDE is Hong Kong Dillars ("HKD"). However the accompanying consolidated financial statements were translated and presented in USD.

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

Comprehensive Income

The Company follows the provisions of ASC 220 "Reporting Comprehensive Income", previously SFAS No. 130, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity were $1,214,584 and $964,206 as of March 31, 2011 and December 31, 2010, respectively.

Cash and Equivalents

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customer. As of March 31, 2011, management concluded that no additional reserves need to be made.

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performed annual reviews of long-lived assets and management concluded that for year 2010 there was no impairment.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of March 31, 2011 and December 31, 2010, the Company did not record any impairment of goodwill.

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

The Company's subsidiary, Nollec Wireless is in the mobile phone design, software integration and mobile solution R&D business, Nollec Wireless, recognizes revenue under the percentage of completion method ASC Topic 605-35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and all the following conditions exist:

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

Income is recognized as the percentage of estimated total income, and is determined by dividing incurred costs to date by estimated total costs after giving effect to adjustments, if any, in estimates of costs to completion based upon the most recent information. Percentage of completion is based on labor hours incurred to date divided by total estimated labor hours for the contract.

Royalty income on sales of licensed products by its customers is recorded when the customers report sales to the Company. Royalty income is reported monthly and recorded in the period in which the product is sold. The Company has the right to audit the books of the licensees.

The Company's subsidiary, CDE is in the business of video games and applications for mobile phones and mobile platforms development. Revenue is recognized in accordance with ASC 985- 605-55-125. Cost of Software Development Revenue is accounted for under ASC 985-20 to be sold, leased or otherwise marketed.

CDE capitalizes cost of development of software for hosting purpose in accordance with ASC subtopic 350-40 ("ASC 350-40"), Intangibles-Goodwill and Other: Internal-Use Software (Pre-codification: Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). As such, CDE expenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance. Costs incurred in the development phase are capitalized and amortized over the estimated product life. Since the inception of CDE, the amount of costs qualifying for capitalization has been insignificant and as a result all internally used software development costs have been expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes", previously SFAS No. 109. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year- end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company that do not meet the capitalization criteria of ASC 840 "Leases", previously SFAS No. 13, are accounted for as operating leases. Rental payables under operating leases are expensed on the straight-line basis over the lease term.

Research and Development Costs

Research and development costs are related primarily to the development of cell phone technology, video games and applications for mobile phones and mobile platforms development. Research and development costs are expensed as incurred.

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2011 are as follows:

	Carrying value	Active markets For identical Assets
	2011	(Level 1)

Cash and equivalents	$2,083,812	$2,083,81

Restricted cash	$13,588,802	$13,588,802

The Company's financial instruments include cash and equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable (Note 14). Management estimates the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of March 31, 2011 and December 31, 2010, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Non-controlling Interests

The Company follows ASC 810, previously SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-reported in equity" for reporting non-controlling interest ("NCI") in a subsidiary. As a result, the Company reports NCI as a separate component of Stockholders' Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reports the portion of net income and comprehensive income attributed to the Company and NCI separately in the Condensed Consolidated Statement of Income. The Company also includes a separate column for NCI in the Consolidated Statement of Changes in Equity.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows", previously SFAS No. 95, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

In April 2010, the FASB issued ASU 2010-13 Compensation - Stock Compensation Topic 718 "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (a consensus of the FASB EITF)". The amendments in ASU 2010-13 clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades, should not be considered to contain a condition that is not a market, performance, or service condition. FASB ASU No. 2010-13 is effective for fiscal year beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 Intangibles - Goodwill and Other Topic 350 "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB EITF)". The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. FASB ASU No. 2010-26 is effective for fiscal year beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the effect of this ASU on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 Business Combinations Topic 805 "Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB EITF)". The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective for fiscal year beginning after December 15, 2010. Early adoption is permitted. The Company adopted this ASU on January 1, 2011.

In January 2011, the FASB issued ASU 2011-01 Receivables Topic 310 "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20". The amendments in ASU 2011-01 apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings (TDR) in ASU 2010-20. These amendments temporarily delay the effective date of disclosures about TDRs required under ASU 2010-20 for public entities. The amendments in ASU No. 2011-01 are effective immediately. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2011, the FASB issued ASU 2011-02 Receivables Topic 310 "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". The amendments in ASU 2011-02 provide additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:

1. The restructuring constitutes a concession.

2. The debtor is experiencing financial difficulties.

The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. ASU No. 2011-02 is effective for fiscal year beginning on or after June 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

NOTE 3 — MERGER AND ACQUISITION

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

The Company acquired 100% ownership of CDE on January 4, 2011. As of January 4, 2011, the net assets of CDE were $(43,409). The purchase consideration was $1,818,000 which resulted in goodwill of $1,861,410.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed from CDE as of the date of acquisition on January 4, 2011.

Cash	$235,112
Other receivables	5,895
Prepaid expenses	3,259
Accounts receivable	8,413
Fixed assets	6,565
Goodwill	1,861,409
Short-term loan	(20,075)
Accounts payable	(990)
MPF payable	(1,758)
Due to related party	(277,774)
Accrued expenses	(2,056)

Purchase price	$1,818,000

The following table summaries pro forma information showing the effects on the consolidated financial results of the Company if the acquisition of CDE occurred at the beginning of January 1, 2010:

March 31, 2010

Net revenues	$51,013,244
Net income	$1,854,025

Earnings per share - basic	$0.20
Earnings per share - diluted	$0.19
Weighted average shares - basic	9,388,651
Weighted average shares - diluted	9,742,382

The following table summarizes goodwill as of March 31, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech and CDE:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840
CDE	1,861,409

Total goodwill	$10,360,306

There was no impairment of goodwill as at March 31, 2011 and December 31, 2010.

NOTE 4 — RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 14).

NOTE 5 - ACCOUNTS RECEIVABLE

As of March 31, 2011 and December 31, 2010, the Company's accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
		(Audited)

Accounts receivable	$44,756,044	$21,849,996
Less: Allowance for doubtful accounts	(260,360)	(109,354)

Accountants receivable, net	$44,495,684	$21,740,642

NOTE 6 — INVENTORIES

Inventories, by major categories, as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
		(Audited)

Raw materials	$956,225	$1,167,414
Low value consumables	-	15,376
Finished goods	1,132,310	903,096
	2,088,535	2,070,510
Less: Allowance for obsolete inventories	(115,782)	(115,052)

Inventories, net	$1,972,753	$1,955,458

NOTE 7 — ADVANCE TO SUPPLIERS

As of March 31, 2011 and December 31, 2010, the Company's advance to suppliers consisted of the following:

	March 31, 2011	December 31, 2010
		(Audited)

Yuechangrui	$4,677,079	$-
Media Tak Inc.	119,746	-
CEC CoreCast Technology Co., Ltd.("CECCC")	8,104,354	7,734,980
Shenzhen Nanxin Communication Equipment Co., Ltd.	761,023	-
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	608,819	-
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co. ("SBDSJCTC")	-	6,851,051
TSINGTAO Hisense Portable Communication Tech Co.,Ltd.	-	245,762
Joinwin Int., Holding Ltd	170,543	-
Shenzhen Wuxing Commercial & Trade Co.	9,886,879	3,729,695
Shenzhen Fudian District Longchengfa Electronic Commercial Co.	-	604,979
Shenzhen Sang Fei Consumer Communications Co., LTD	107,922	-
Others	500,130	555,825

Total advance to suppliers	$24,936,495	$32,776,983

The Company made bank note payments to CECCC in advance of purchasing of material. The advance payments are intended to ensure preferential pricing. The amounts are advanced under such arrangements. See Note 12 for notes payable details.

The Company purchased parts for mobile phone manufacturing from SBDSJCTC which delivered those parts to the Company according to the purchase terms.

The Company purchased mobile phones from Yuechangrui which delivered those mobile phones to the Company according to the purchase terms.

The Company signed a purchase agreement with Shenzhen Wuxing Commercial & Trade Co. for the supply of components for the E33 mobile phone. The amounts are advances under such agreement.

NOTE 8 — OTHER RECEIVABLES & PREPAID EXPENSES

As of March 31, 2011 and December 31, 2010, the Company's other receivables and prepaid expenses consisted of the following:

	March 31, 2011	December 31, 2010
		(Audited)

Advance to employees	$55,353	$64,737
Deposit for equipment lease	188,058	49,730
Prepaid expenses	52,254	36,982
Other	154,788	79,875

Total other receivables	$450,453	$432,205

The deposit for equipment lease is recoverable within one year.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
		(Audited)

Machinery and Equipment	$9,060,006	$9,000,562
Electronic Equipment	2,333,035	1,693,094
Transportation Equipment	176,553	175,439
Workshop reconstruction	113,423	60,755
Leasehold improvements	114,212	120,516
Computer equipment	147,949	-
Office equipment	129,520	120,560
	12,074,698	11,787,579
Less: Accumulated depreciation	(7,402,136)	(6,837,659)

Total property, plant and equipment, net	$4,672,562	$4,949,920

Depreciation for the three months ended March 31, 2011 and 2010 was $372,915 and $404,729 respectively.

NOTE 10 — RESEARCH ANDH DEVELOPMENT CONTRACTS IN PROGRESS
	March 31, 2011	December 31, 2010
		(Audited)

Mobile phone development projects	$551,125	$531,617

Research and development contracts in progress include cost plus profit attributable to those contracts. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses. Company's R&D cost as at March 31, 2011 and December 31, 2010 was $1.33 million and $1.24 million respectively while its progress billings were $0.78 million and $0.71 million respectively.

NOTE 11 — CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTIES

	March 31, 2011	December 31, 2010
		(Audited)

Manufacturing plant	$9,852,841	$9,790,700

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($15,063,000). The contract includes land use rights for 46,021 square meters and construction space of 21,029 square meters. As of March 31, 2011 and December 31, 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($9,852,841) and RMB 64,734,150 ($9,790,700) respectively and is recorded as construction in progress deposit, as ownership of the premise will not be transferred to the Company until construction is completed.

NOTE 12 — INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, the Company's intangible assets were summarized as follows:

	Useful life	March 31, 2011	December 31, 2010
			(Audited)

Software	3 years	$85,047	$30,448
Domain name, logo & trade mark (from related party)	Indefinite	349,600	349,600
Patent techniques	10 years	175,691	174,583
Total cost		610,338	554,631

Less: Total accumulated amortization		(34,872)	(29,173)

Intangible assets, net		$575,466	$525,458

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. No amortization will be recorded for the value of the domain name. The amortization of intangible assets for the three months ended March 31, 2011 and 2010 was $5,616 and Nil respectively. The estimated amortization for the next five years as of March 31, 2011 and thereafter is expected to be as follows by years:

2012	$45,918
2013	45,918
2014	23,602
2015	17,569
2016	17,569
Thereafter	75,290

Total	$225,866

NOTE 13 — SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of March 31, 2011 and December 31, 2010, the Company's short term loans consisted of the following:

	March 31, 2011	December 31, 2010
		(Audited)

Bank of China Tianjin Branch ("BOCTB"), due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL	$-	$3,024,895

BOCTB, due from June 28, 2010 to June 27, 2011 with floating interest, guaranteed by TCBGCL	3,044,094	3,024,895

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL	3,044,094	3,024,895

BOCTB, due from August 16, 2010 to August 17, 2011 with floating interest, guaranteed by TCBGCL	1,126,315	1,119,211

BOCTB, due from November 3 to August 2, 2011 with benchmark interest rate plus 10%, guaranteed by TCBGCL	4,566,141	4,537,342

BOCTB, due from December 8, 2010 to June 8, 2011, interest adjusted to the preferred interest rate as of the due date, guaranteed by Leimone (Tianjin) Industrial Co., Ltd.	1,670,063	1,659,530

Northern International Trust & Investment Co., Ltd, due from October 13, 2010 to October 12, 2011 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,826,456	1,814,937

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	3,044,094	3,024,895

BOCTB, due from December 27, 2010 to August 17, 2011, with benchmark interest rate plus 10%, guaranteed by guaranteed by TCBGCL	1,978,660	-

BOCTB, due from January 7, 2011 to June 7, 2011 with benchmark interest rate plus 10%, guaranteed by TCBGCL	3,044,094	-

Key Network Holdings Limited, due from May 31, 2010 to June 3, 2011 with interest at 6%.	715,064	715,064

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 15, 2012 with interest at 6.67%, guaranteed by Leimone (Tianjin) Industrial Co., Ltd.	228,307	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 23, 2012 with interest at 6.67%, guaranteed by Leimone (Tianjn) Industrial Co., Ltd.	304,409	-

Total short-term loans	$24,591,791	$21,945,664

NOTE 14 — NOTES PAYABLE

These notes are payable in three to six months and bear no interest. The balance of notes payable as of March 31, 2011 and December 31, 2010 consisted of the following (all were bankers' acceptances):

	March 31, 2011	December 31, 2010
		(Audited)

CECCC, honored by the BOCTB, from July 12, 2010 to January 12, 2011, secured by $907,468 of cash in bank	$-	$1,814,937

CECCC, honored by the BOCTB, from July 14, 2010 to January 14, 2011, secured by $1,361,203 of cash in bank	-	2,722,405

CECCC, honored by the BOCTB, from September 14, 2010 to March 14, 2011, secured by $1,512,447 of cash in bank.	-	3,024,895

CECCC, honored by the BOCTB, from September 16, 2010 to March 16, 2011, secured by $2,268,671 of cash in bank.	-	4,537,342

CECCC, honored by the BOCTB, from September 17, 2010 to March 17, 2011, secured by $1,615,294 of cash in bank.	-	3,230,588

CECCC, honored by the BOCTB, from September 19, 2010 to March 19, 2011, secured by $2,422,941 of cash in bank.	-	4,845,882

CECCC, honored by the BOCTB, from October 9, 2010 to April 9, 2011, secured by $1,826,456 of cash in bank.	3,652,913	3,629,874

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd., honored by the China Bohai Bank, from December 10, 2010 to June 10, 2011, secured by $1,522,047 of cash in bank.	1,522,047	1,512,447

CECCC, honored by the BOCTB, from January 14, 2011 to July 14, 2011, secured by $913,228 of cash in bank	1,826,456	-

CECCC, honored by the BOCTB, from January 19, 2011 to July 19, 2011, secured by $1,369,842 of cash in bank	2,739,684	-

CECCC, honored by the BOCTB, from March 18, 2011 to September 18, 2011, secured by $3,805,117 of cash in bank.	7,610,234	-

CECCC, honored by the BOCTB, from March 21, 2011 to September 21, 2011, secured by $3,120,196 of cash in bank.	6,240,392	-

CECCC, honored by the BOCTB, from March 22, 2011 to September 22, 2011, secured by $943,669 of cash in bank.	1,887,338	-

Total notes payable	$25,479,064	$25,318,370

NOTE 15 — ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2011 and December 31, 2010, the accrued expenses and other payables of the Company were summarized as follows:

	March 31, 2011	December 31, 2010
		(Audited)

Accrued filing fees	$303,657	$347,558
Accrued rework cost	249,970	229,472
Accrued consulting fee	55,824	51,038
Acquisition payable*	152,500	152,500
Welfare & salary payable	374,942	271,787
Other	103,049	118,597

Total accrued expenses and other payables	$1,239,942	$1,170,952

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 16 — DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $603,142 and $599,338 as of March 31, 2011 and December 31, 2010 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 17 — RELATED PARTY TRANSACTIONS

Due from related parties

As of March 31, 2011 and December 31, 2010, due from related parties were:

	March 31, 2011	December 31, 2010
		(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$128,000	$26,085
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	224,959	232,614
Leimone (Tianjin) Industrial Co., Ltd.	11,381,666	16,338,738
Beijing Leimone Shengtong Cultural Development Co., Ltd.	2,353,836	703,042
Tianjin Tong Guang Group	472,012	557,325
Shenzhen Leimone	427,832	328,694
712 (Shareholder)	956,053	870,076

Total due from related parties	$15,944,358	$19,056,574

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the three months ended March 31, 2011 and 2010, the Company recorded revenues of $6,271,437 and Nil from sales to Electronics Science & Tech respectively. In addition, the Company purchases raw materials from Electronics Science & Tech. For the three months ended March 31, 2011 and 2010, the Company recorded total purchases from Electronic Science & Tech of $7,236,274 and Nil respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the three months ended March 31, 2011 and 2010, the Company recorded total purchases from Tianjin Leimone of $13,913,438 and $11,358,591 respectively. The amount due from Tianjin Leimone represented advances of $4,782,198 and $9,780,893 as of March 31, 2011 and December 31, 2010 respectively. The Company also sold certain products to Tianjin Leimone. For the three months ended March 31, 2011 and 2010, the Company recorded net sales of nil and $8,236,417 respectively. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of March 31, 2011 and December 31, 2010, the balance of such loans was $6,599,468 and $6,557,845 respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") for short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and no maturity date.

Tianjin Tong Guang Group, a 20% shareholder of our TCB subsidiary, borrowed money from the Company. The borrowings bear no interest and have no repayment term.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the three months ended March 31, 2011 and 2010, the Company recorded revenues from sales to 712 of $7,918,529 and $1,294,629 respectively. In addition, the Company purchases raw materials from 712. For the three months ended March 31, 2011 and 2010, the Company recorded total purchases from 712 of $9,123,356 and Nil respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. The amount of $427,832 and $328,649 as of March 31, 2011 and December 31, 2010 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone.

Due to related parties

As of March 31, 2011 and December 31, 2010, due to related parties was:

	March 31, 2011	December 31, 2010
		(Audited)

Hui Pak Kong	$277,244	$-
Tianjin Tong Guang Group Special Equipment Co., Ltd.	3,805	3,781
Gu	2,946,877	2,880,559

Total due to related parties	$3,227,926	$2,884,340

The Company borrowed money from Hui Pak Kong, the shareholder of CDE. The borrowings bear no interest and have no repayment term. As of March 31, 2011 and December 31, 2010, the balance of such loans was $277,244 and Nil respectively.

Gu provides fund to the Company with no interest and no repayment term. As of March 31, 2011 and December 31, 2010, the balances of funds provided by Gu was $2,946,877 and $2,880,559 respectively.

NOTE 18 — LONG-TERM PAYABLES

	March 31, 2011	December 31, 2010
		(Audited)

Acquisition payable	$580,000	$580,000

Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 19 — LONG-TERM LOANS
March 31, 2011

HSBC, due from January 5 2009, 2010 to January 4, 2013 with interest at 6.24%	$17,654

NOTE 20 — STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2010, 100,000 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.24 per share.

There were 100,000 shares of common stock issued to two consultants for their 12 months of service to the Company from January 1, 2010. These shares were valued at $6.78 per share, the closing price on January 8, 2010 which was the last available price prior to the signing of agreement. The amount recorded was non-cash compensation charge of $678,000 for the year of 2010.

We issued 15,000 shares of common stock to a consultant for his 19 months of service to the Company from June 1, 2010. The shares were valued at $5.98 per share, the closing price on June 17, 2010 which was the date of the consulting agreement. As of March 31, 2011 and December 31, 2010, non-cash compensation expense of $14,163 and $33,047 respectively was recorded and deferred expenses of $42,489 and $56,653 respectively was recorded.

On November 28, 2010 and subsequently on December 10, 2010, the Board of Directors approved of the grant of 52,000 shares of common stock to members of the Board for their service over the next 12 months. The shares were valued as of the dates of grant. As of March 31, 2011 and December 31, 2010, non-cash compensation expense of $46,520 and $15,507 respectively was recorded and deferred expenses of $124,053 and $170,573 respectively was recorded. These shares were issued in January 2011, therefore as of December 31, 2010, these 52,000 shares were recorded as shares to be issued.

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

In December 2010, 13,056 Placement Agent warrants were exercised cashless resulting in the issuance of 3,665 shares of common stock. The shares were physically issued in January 2011, therefore as of December 31, 2010, these 3,665 shares were recorded as shares to be issued.

Mr. Gu, the Chairman & CEO of the Company, exercised his option to acquire 29.0% interest in TCB Digital and transfer such interest to the Company on March 31, 2010. A total of 2,402,576 shares of common stock were issued to Mr. Gu and his assignee on June 10, 2010; there were also 60,000 shares of common stock issued to a financial consultant and his assignees in connection with Mr. Gu's purchase.

On May 28, 2010, the Company sold 166,667 shares of common stock registered on Form S-3 to an accredited investor at $6.00 per share and received $1,000,002. As part of this transaction Company issued 6,667 warrants with an exercise price of $6.90 per share to the placement agent which were recorded net of the value of proceeds. Legal fees incurred for this transaction were $80,450.

On November 15, 2010, the Company closed a private placement transaction in which 2,113,664 shares of our common stock were sold at $3.75 per share and 1,585,248 Series G warrants were issued for gross proceeds of $7,926,240. Another 42,273 stock purchase warrants were issued to placement agents in connection with the transaction; both the Series G warrants and the placement warrants are exercisable at $4.71 per share and expire in 5 years. The placement agents involved in the transaction were paid a 7% commission and granted 42,273 warrants exercisable at $4.71 per share. Under terms of the securities purchase agreement, the Company is obligated to file a registration statement for the securities sold within 45 days from the date of the agreement and cause the registration statement to be declared effective within a maximum of 120 days, otherwise penalties will be assessed against the Company. A registration statement on Form S-3 was filed with the SEC on December 23, 2010 and was declared effective on January 7, 2011, and the Company fulfilled its obligation to register the securities. Legal and other fees incurred for this transaction were approximately $470,000. The Company paid commissions of approximately $560,000.

During the quarter ended March 31, 2011, 23,900 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.51 per share.

In January 2011, 1000 Series A warrants were exercised at $3.74 per share.

On January 4, 2011, the Company acquired 100% of CDE by issuing 484,800 shares of our common stock to the owners of Celestial. The shares were valued at $3.75 per share.

In March 2011, the Company contracted a consultant for 12 months of legal services which began in January 2011 for the issuance of 30,000 shares of our common stock. The shares were valued at $3.42 per share, the closing price on March 21, 2011 which was the date of approval by the Company's Board of Directors. The amounts recorded were a) non-cash compensation charge of $25,650 for the first quarter of 2011, and b) deferred expenses as of March 31, 2011 of $76,950. The shares were issued in May 2011, therefore as of March 31, 2011, these 30,000 shares were recorded as shares to be issued.

WARRANTS

The Company granted Series A, B, C, D and E warrants to the accredited investors as part of its private place offering on October 16, 2009 and November 18, 2009.

Following is the brief description of warrants:

Series A Warrants: The Series A warrants have an exercise price of $6.00 and a term of 5 years from the issue date subject to the Exchange Cap (as defined in the agreement).

Series B Warrants: The Series B warrants have an exercise price of $0.01 and a term of three (3) months from the issue date provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement) until the warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). All B Warrants were exercised in December 2009.

Series C Warrants: The Series C warrants shall be exercisable only upon the exercise of the Series B warrants. The Series C warrants shall have an exercise price of $6.00 and a term of 5 years from the issue date.

Series D Warrants: The Series D warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2009. The Series D warrant shall have an exercise price of $0.01 and a term of exercise equal to three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap (as defined in the agreement) until the warrant can be exercised in full by the holder without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2009 exceeding the eligibility threshold pursuant to the agreement, the Series D Warrants became ineligible for exercise.

Series E Warrants: The Series E warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants shall have an exercise price of $0.01 and a term of three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2010 exceeding the eligibility threshold pursuant to the agreement, the Series E Warrants became ineligible for exercise.

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

The following summary represents warrants activity during the quarter ended March 31, 2011:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2010	4,467,190	$ 4.09	$1,697,532

Granted	-	-
Lapsed	-	-
Exercised	(1,000)	$ 3.74
Balance, March 31, 2011	4,466,190	$ 4.09	$0

The following presents warrants summary as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	4,466,190	4.02 years	$4.09	4,466,190	$4.09

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

NOTE 21 — STOCK OPTIONS

Previous Plan

Prior to the acquisition of Gold Lion, the Company issued stock options to its previous employees, officers and directors. Pursuant to terms of the Share Exchange Agreement, outstanding stock options at the closing of the acquisition will remain valid for the full life of the options regardless if the employee, officer and director will or will not remain in any capacity with the Company. There were 423,100 shares of options outstanding as of September 22, 2009, the effective date of the reverse merger between Zoom and Gold Lion, with expiration in 3 years from the date of grant and in various stages of vesting. The non-cash compensation charges of these stock options will be recorded by the spun-off subsidiary, Zoom Telephonics, and shall not be expensed by the Company.

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

During the year ended December 31, 2010, 100,000 options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.24 per share.

During the quarter ended March 31, 2011, 23,900 stock options held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.51 per share.

The following summary represents options activity during the quarter ended March 31, 2011 under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	211,650	$ 3.25	$427,612

Granted	-	-
Lapsed	(11,100)	-
Exercised	(23,900)	$ 3.51
Balance, March 31, 2011	176,650	$ 3.20	$224,978

The following represents options summary as of March 31, 2011 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	176,650	0.74 years	$3.20	176,650	$3.20

THE 2009 EQUITY INCENTIVE COMPENSATION PLAN

On December 10, 2009, the Company's Board of Directors ("BOD") approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), and a total of 1,100,000 options were granted on the same day to current employees, executives and directors of the Company, with an exercise price of $6.18 per share, expiration between 1 and 3 years, and vesting over the life of the options.

On November 28, 2010, the Company's BOD approved re-pricing of the outstanding options from the exercise price of $6.18 to $3.75 per share.

On December 1, 2010, the Company's BOD approved of the granting of 677,000 options to current employees and executives of the Company, with an exercise price of $3.75 per share, vesting over 3 years and expiration in 3.25 years.

The following summary represents options activity during the quarter ended March 31, 2011 under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	1,757,000	$ 3.75	$1,265,040

Granted	-
Lapsed	-	-
Exercised	-	-
Balance, March 31, 2011	1,757,000	$ 3.75	$-

The following represents options summary as of March 31, 2011 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,757,000	2.09 years	$3.75	581,250	$3.75

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

NOTE 22 — INCOME TAX

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

Since Nollec has pre-tax loss for the three months period ended March 31, 2011, the Company's net income and earnings per share had no effect due to its income tax exemption.

Profit Harvest and CDE are governed by the Income Tax Law of Hong Kong, which is generally subject to tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments.

TCB Digital had pre-tax profit of $82,608 and $358,732 for the three months ended March 31, 2011 and 2010 respectively, while Jiangsu Leimone had pre-tax loss of $197,098 and pre-tax profit of $29,889 for the three months ended March 31, 2011 and 2010 respectively, while Profit Harvest had pre-tax profit of $4,608,867 and $2,887,075 for the three months ended March 31, 2011 and 2010 respectively, while Nollec Wireless had pre-tax loss of $1,131,905 for the three months ended March 31, 2011, while CDE had pre-tax loss of $37,798 for the three months ended March 31, 2011.

31

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred tax assets:		(Audited)

Inventory impairment reserve	$28,945	$28,763
Accrued expenses	28,866	28,684
Inventory shortage	96,015	95,410
Long-term investment impairment	17,124	17,014
	170,950	169,871
Less: Valuation allowance	-	-

Total deferred tax assets	170,950	169,871

Deferred tax liabilities
Developed products	(66,874)	(66,452)
Deferred assets	(4,076)	-

Total deferred tax liabilities	(70,950)	169,871

Deferred tax assets, net	$100,000	$103,419

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

US statutory rates	34.0%	34.0%
Tax rate difference	(20.7)%	(11.8)%
Valuation allowance	17.1%	-
Other	-	(1.0)%

Tax per financial statements	30.4%	21.2%

Foreign pretax earnings approximated $3.3 million for the three months ended March 31, 2011. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At March 31, 2011, approximately $24.3 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $2.2 million would have to be provided if such earnings were remitted currently.

NOTE 23 — STATUTORY RESERVES

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the three months ended March 31, 2011 and 2010, the Company appropriated $6,196 and $31,686 to statutory surplus reserve respectively. As of March 31, 2011 and December 31, 2010, the Company's statutory surplus reserve was $688,724 and $682,528 respectively.

NOTE 24 — CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

Three months ended March 31, 2011	Sales Revenue	% to Total Sales

Tianjin Optical Communication Technology Co., Ltd.	$12,277,736	21%
Tianjin 712 Communications and Broadcasting Ltd.	7,918,529	13%
TCB Group Electronic & Science CO.,LTD	6,271,437	11%
Larson Limited	14,705,795	25%

Total	$41,173,497	70%

Three months ended March 31, 2010	Sales revenue	% to Total sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$9,577,516	19%

Leimone (Tianjin) Industrial Co., Ltd.	8,236,417	16%

Hong Kong Newway International Industrial Limited	9,992,819	20%

Larson Limited	8,454,425	17%

Beijing Baina Wei'er Science And Technology Co., Ltd.	7,759,787	15%

Total	$44,020,964	87%

(b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

Three months ended March 31, 2011	Total Purchases	% to Total Purchases

TCB Group Electronic & Science CO.,LTD	$7,236,274	13%

Leimone (Tianjin) Industrial Co., Ltd.	13,913,438	24%

Yuechangrui	9,777,612	17%

Tianjin 712 Communication and Broadcasting Co., Ltd.	9,123,356	16%

Total	$40,050,680	70%

Three months ended March 31, 2010	Total purchases	% to Total purchases

Beijing Beny Wave Science & Technology Co. Ltd	$15,455,579	34%

Leimone (Tianjin) Industrial Co., Ltd.	11,358,591	25%

Total	$26,814,170	59%

NOTE 25 — OPERATING RISK

a.   Industry risk

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

b.   Exchange risk

The Company cannot guarantee the Renminbi and USD exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and USD. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

c.   Political risk

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

d.   Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2010 and 2009 and believes its exposure to interest rate risk is not material.

NOTE 26 — COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at Rmb 8 per square meter per month for production facilities and dormitory space. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at Rmb 137 per square meter per month for 1,409 square meters and with rent at Rmb 131 per square meter per month for 388 square meters. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are HKD10,588 and HKD3,402 respectively per month. The commitments of the Company as of March 31, 2011 for the next 3 years are as follows:

2012	$685,360
2013	508,525
2014	22,398

Total minimum lease payments	$1,216,283

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

Pursuant to a capital injection agreement (the "CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% equity interests respectively of TCB Digital, a total of 51.0% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% equity interest in TCB Digital to Gu in exchange for a 29.4% stake in Gu's company. TCB Digital is mainly engaged in research & development, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

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

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.0% equity interest of TCB Digital to Jiangsu Leimone on December 30, 2008.

Increased ownership in TCB Digital

Mr. Gu exercised an option to acquire an additional 28.97% of TCB Digital. Under the terms of the Share Exchange Agreement dated January 28, 2009, amended on May 12, 2009, and approved by our shareholders on September 8, 2009, at such time as Mr. Gu completes his acquisition of 28.97% of TCB Digital, Mr. Gu has the option to transfer this stake in TCB Digital for 2,402,576 shares of Zoom common stock. As of March 31, 2010, Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital and exchanged this ownership in TCB Digital for 2,402,576 shares on our common stock, which increased the Company's ownership of TCB Digital from 51.0% to 80%.

Acquisition of Nollec Wireless

On April 29, 2010, the Company executed a share exchange agreement (the "Nollec Agreement") to acquire 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company located in Beijing, China. The consideration paid for Nollec Wireless was $10.96 million in cash and stock. The consideration agreed upon by the Company and the owners of Nollec Wireless was based on the appraised value. Pursuant to the Nollec Agreement, $1.37 million of the total consideration was to be paid in cash by the Company, of which $500,000 has been paid and $870,000 will be paid over a three-year period, and the balance of $9.59 million was paid by issuance of 1,342,599 unregistered shares of the Company's common stock ("Payment Shares"). The value of the Payment Shares was based on the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The acquisition closed on May 31, 2010.

Acquisition of Celestial Digital Entertainment

On December 20, 2010, the Company executed a share exchange agreement to acquire 100% of the shares of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration paid for CDE was $1.818 million in stock. The number of shares issued to the owners of CDE was determined based on the price of $3.75 per share, which was the greater of $3.75 or the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The acquisition closed on January 4, 2011.

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

The Company has the option of purchasing Mr. Gu's shares in Leimone Culture and on December 1, 2009, Zoom's Board of Directors approved to pursue the acquisition of 100% of Leimone Culture in the event the minority shareholders of Leimone Culture decides to sell their interests. Currently, Leimone Culture is in the process of developing its user and viewer bases. Upon further due diligence and negotiation, terms of the acquisition are expected to be finalized around the end of 2011.

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

Critical Accounting Policies and Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires it to make estimates and judgments that affect its reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. The Company based its estimates and judgments on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting the Company's consolidated financial statements, the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; asset impairment.

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

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exists and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company's subsidiary, Nollec Wireless, is in the mobile phone design, software integration and mobile solution R&D business, Nollec Wireless, recognizes revenue under percentage of completion method ASC Topic 605-35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and in which all the following conditions exist:

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

Income is recognized as the percentage of estimated total income, and is determined by dividing incurred costs to date by estimated total costs after giving effect to adjustments, if any, in estimates of costs to completion based upon the most recent information. Percentage of completion is based on labor hours incurred to date divided by total estimated labor hours for the contract.

Royalty income on sales of licensed products by its customers are recorded when the customers report sales to the Company. Royalty income is reported monthly and is recorded in the period in which the product is sold. The Company has the right to audit the books of the licensees.

The Company's subsidiary, CDE is in the business of video games and applications for mobile phones and mobile platforms development. Revenue is recognized in accordance with ASC 985-605-55-125. Cost of Software Development Revenue is accounted for under ASC 985-20 to be sold, leased or otherwise marketed.

CDE capitalizes cost of development of software for hosting purpose in accordance with ASC subtopic 350-40 ("ASC 350-40"), Intangibles-Goodwill and Other: Internal-Use Software (Pre-codification: Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). As such, CDE expenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance. Costs incurred in the development phase are capitalized and amortized over the estimated product life. Since the inception of CDE, the amount of costs qualifying for capitalization has been insignificant and as a result all internally used software development costs have been expensed as incurred.

Allowance for doubtful accounts

Zoom Technologies maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when the Company assesses the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The Company initially records a provision for doubtful accounts based on its historical experience, and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, the Company considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) its historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, Accounting for Uncertainty in Tax Positions.

Asset Impairment

The Company periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. The Company also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate.

Results of Operations for the Quarter ended March 31, 2011

Revenues

Our revenues were $58,611,686 for the quarter ended March 31, 2011, an increase of 15.0% or $7,632,417 compared to $50,979,269 in the corresponding quarter in 2010. The increase of revenues in the first quarter of 2011 compared to the corresponding quarter in 2010 was mainly due to the sales of our own "Leimone" brand mobile phones. In the first quarter of 2011, we sold 201,700 units of our Leimone brand phones of which 164,102 were 3G handsets. Revenues from sales of our own branded products in the first quarter of 2011 were $13.57 million, or an increase of 195% over the three-month period in 2010 where total units of Leimone brand phones sold were 71,069 of which 6,000 were 3G units, bringing in gross sales of $4.6 million.

Our revenues other than Leimone brand phone sales for the first three months of 2011 were $45.04 million or a slight decrease of 2.9% from $46.38 million of the first three months in 2010.

In quantities, we manufactured 1.11 million pieces of main circuit boards (PCBA) and 0.81 million complete mobile phones in the quarter ended March 31, 2011, as compared to 1.43 million pieces of PCBA and 0.95 whole phones from the first quarter of 2010.

Cost of goods

For the quarter ended March 31, 2011 our cost of goods was $52,262,817 or 89.2% of revenues, while cost of goods for the corresponding quarter in 2010 was $46,801,015 or 91.8% of revenues. The reduction in cost of sales as a percentage of revenues was mainly due to our own Leimone brand phones which carry a higher gross margin than the EMS activities.

Gross Profit

Gross profit for the quarter ended March 31, 2011 rose 52.0% to $6,348,870 compared to $4,178,255 for the corresponding 2010 quarter. Gross profit as a percentage of revenues for the first quarter of 2011 was 10.8%, an increase from 8.2% for the 2010 quarter. The main reason for the increase in gross margin is due to the sales of our own branded products which generally carry a higher margin than the EMS activities.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and such expenses were $208,539 for the three months ended March 31, 2011 compared to $44,076 for the corresponding period in 2010. The higher amounts in this category for 2011 resulted from the significantly increased activities in the sales of our own brand products and also for support of our export business.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $1,266,191 for the three months ended March 31, 2011 compared to $904,641 for the corresponding period in 2010. The increase of such expenses in 2011 was mainly due to legal, accounting and other expenses related to the Company maintaining compliance with the SEC and Nasdaq rules and regulations.

Research and development costs are expensed as incurred. Research and development costs during the three months ended March 31, 2011 and 2010 were $1,635,204 and $0 respectively. Such costs in the first quarter of 2011 were incurred by our R&D subsidiary, Nollec Wireless, to gear up for the introduction of new and more advance series of products later on this year.

Non-cash compensation charges include stock option charges based on a Black-Scholes pricing model and values of common stock issued to consultants for services. Such charges for the three months ended March 31, 2011 and 2010 were $307,469 and $369,659 respectively.

For the three months ended March 31, 2011, total operating expenses were $3,417,403 or 5.8% of revenues compared to $1,318,376 or 2.6% of revenues in the 2010 period. These expenses were higher this year mainly due to increases in R&D expenses described above.

Other income/(expenses)-net

The Company's other expenses-net were $344,663 and $272,447 for the three months ended March 31, 2011 and 2010 respectively. These expenses were the results of interest expense offset by interest income and also income from various non-recurring activities.

Net income

For the quarter ended March 31, 2011, the Company's net income was $1,786,813, a decrease of $108,889 or 5.7% from $1,895,702 for the corresponding 2010 quarter. Net income over revenues, for the first quarters of 2011 and 2010 were 3.0% and 3.7% respectively. The significant increase in R&D expenditures, as described above, decreased our income from operations and resulted in lower net income compared to the same period last year.

Other comprehensive income/(loss)

For the three months ended March 31, 2011 and 2010, the Company's other comprehensive income was $230,269 and $388 respectively. Other comprehensive income resulted from foreign currency exchange changes particularly the Renminbi against the USD. The gain for the first quarter of 2011 can result in a loss in future periods if the trend in the exchange rate of the Reminbi to the USD reverses.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of March 31, 2011, the Company had cash and equivalents of $2,083,812 and restricted cash of $13,588,802. Restricted cash is our deposit held as security at banks for the ability to issue twice the amount in interest-free notes for our purchase of production materials. We had cash and equivalents of $6,374,103 and restricted cash of $13,503,122 as of December 31, 2010.

Net cash used in operating activities for the three months ended March 31, 2011 was $7,449,947 compared to net cash used in operating activities for the 2010 period of $1,147,778. In the first three months of 2011, operational use of funds included an increase in accounts receivable of $22,243,148, and an increase to related parties of $10,873,705; offset by a reduction in advances to suppliers of $21,638,900, an increase in accounts payable of $341,051 and advance from customers of $241,831, and an increase in accrued expenses and other current liabilities of $958,919.

Net cash provided by investing activities was $452,225 in the first three months of 2011 which was primarily proceeds from notes receivable of $323,624 and the acquisition of a subsidiary brought in $235,112, while purchase for property and equipment used $106,534. Net cash used in investing activities in the same period of 2010 was $994,943 which included primarily of additional deposit made to restricted cash of $980,100.

Net cash provided by financing activities was $2,706,406 in the first three months of 2011 which included proceeds from short-term loans of $5,531,393, collection on advance to related parties of $3,287,214; while offset by advance to related parties of $3,235,378 and repayment on short-term loans of $3,030,900. In the same period of 2010, we had proceeds from short-term loans of $18,124,528, receipts from related parties of $7,629,484, and proceeds from notes payable of $1,960,199, while offset by repayments on short-term loans of $13,165,517, repayment on related parties borrowings of $10,074,820, and advance to related parties of $3,637,028; resulting in net cash provided by financing activities of $1,007,608.

Contractual Obligations

As of March 31, 2011, the Company has short-term loan obligations of $24,591,791 with interest rates between 6.67% to 8.40%, and a long term loan outstanding balance of $17,654 with interest rate at 6.24% and long term acquisition payable of $580,000. Notes payable are secured by our restricted cash deposits at the banks, payable in three to six months and bear no interest. The outstanding balance of notes payable as of March 31, 2011 is $25,479,064.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans and restricted cash secured notes to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of March 31, 2011, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2011, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first three months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, such control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 4. Reserved.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 16, 2011 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits filed herewith:

31.1    Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO     PDF
31.1    Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO     PDF
32.0    Section 1350 Certifications     PDF