Form 10-Q
period 2011-06-30
ZOOM TECHNOLOGIES INC
filed 2011-08-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2011

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of August 9, 2011 is 15,884,557.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For June 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$ 6,582,047	$ 6,374,103
Restricted cash	12,175,124	13,503,122
Accounts receivable, net	33,972,776	21,740,642
Inventories, net	1,590,873	1,955,458
Other receivables and prepaid expenses	400,173	432,205
Advance to suppliers	29,961,717	32,776,983
Notes receivable	131,498	746,922
Due from related parties	21,222,549	19,056,574
Deferred tax assets, net	146,387	103,419
Total current assets	106,183,144	96,689,428

Property, plant and equipment, net	4,417,743	4,949,920
Research and development contracts in progress	296,780	531,617
Construction in progress deposit - related parties	10,014,565	9,790,700
Intangible assets	563,230	525,458
Goodwill	10,360,306	8,498,897

TOTAL ASSETS	$ 131,835,768	$ 120,986,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 24,373,137	$ 21,945,664
Notes payable	24,350,248	25,318,370
Accounts payable	1,656,220	1,488,548
Accrued expenses and other payables	1,420,398	1,170,952
Advance from customers	971,646	301,014
Taxes payable	5,855,684	4,711,893
Interest payable	46,477	25,027
Dividends payable	613,041	599,338
Due to related parties	3,722,792	2,884,340

Total current liabilities	63,009,643	58,445,146

Long-term payables	290,000	580,000
Long-term loan	15,257	-

TOTAL LIABILITIES	63,314,900	59,025,146

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01
none issued and outstanding as of June 30, 2011	-	-
Common stock: authorized 35,000,000 shares, par value $0.01
Issued 15,881,437 shares and outstanding 15,879,757 shares;
and Issued 15,275,572 shares and outstanding 15,273,892
shares at June 30, 2011 and December 31, 2010 respectively	158,798	152,739
Shares to be issued	-	557
Subscription receivable	-	(61,200)
Deferred expenses	(157,160)	(227,226)
Additional paid-in capital	40,667,143	38,204,403
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	686,195	682,528
Accumulated other comprehensive income	1,673,266	964,206
Retained earnings	22,309,302	19,030,933

TOTAL STOCKHOLDERS' EQUITY	65,330,222	58,739,618
Noncontrolling interest	3,190,646	3,221,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 131,835,768	$ 120,986,020

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net revenues	$ 57,564,265	$ 42,876,873	$ 116,175,951	$ 93,856,142
Cost of goods sold	51,682,375	38,297,116	103,945,192	85,098,131

Gross profit	5,881,890	4,579,757	12,230,759	8,758,011

Operating expenses:
Sales and marketing	179,255	69,962	387,794	114,038
General and administrative	1,663,774	910,422	2,929,965	1,815,063
Research and development	1,393,511	-	3,028,715	-
Non-cash equity-based compensation	307,469	413,250	614,938	782,909
Total operating expenses	3,544,009	1,393,634	6,961,412	2,712,010

Income from operations	2,337,881	3,186,123	5,269,347	6,046,001

Other income (expenses)
Interest income	38,997	123,929	143,258	124,116
(Loss) on disposal of fixed assets	(64)	(2,027)	(8,432)	(2,027)
Government grant income	15,342	18,352	15,342	18,352
Other income	443,622	213,621	458,847	213,621
Interest expense	(609,883)	(424,649)	(968,911)	(682,275)
Exchange (loss)	(21,051)	(839)	(37,223)	(994)
Other expenses	(61,473)	(98,642)	(142,054)	(113,495)
Total other expenses	(194,510)	(170,255)	(539,173)	(442,702)

Income before income taxes and non-controlling interest	2,143,371	3,015,868	4,730,174	5,603,299

Income taxes	653,206	1,019,280	1,440,805	1,567,406

Income before noncontrolling interest	1,490,165	1,996,588	3,289,369	4,035,893
Less: loss (income) attributable to
noncontrolling interest	(5,058)	(38,060)	7,333	105,543

Net income attributable to Zoom Technologies, Inc.	1,495,223	2,034,648	3,282,036	3,930,350

Foreign currency translation gain - Zoom Technologies, Inc.	478,791	110,615	709,060	111,003
Foreign currency translation gain - noncontrolling interest	52,235	-	72,344	-

Comprehensive income Zoom Technologies, Inc.	$ 1,974,014	$ 2,145,263	$ 3,991,096	$ 4,041,353
Comprehensive income noncontrolling interest	$ 47,177	$ (38,060)	$ 79,677	$ 105,543

Basic and diluted earnings per common share:
Basic	$ 0.09	$ 0.17	$ 0.21	$ 0.37
Diluted	$ 0.09	$ 0.17	$ 0.21	$ 0.36

Weighted average common shares outstanding:
Basic	15,866,686	12,095,579	15,825,501	10,508,532
Diluted	15,924,013	12,321,977	15,892,287	10,794,055

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Income including noncontrolling interest	$3,289,369	$4,035,893
Adjustments to reconcile income including non-controlling interest to cash used in operating activities:
Depreciation and amortization	785,222	798,526
Non-cash equity-based compensation	614,938	782,909
Provision for inventory obsolescence	(69,037)	-
Loss on disposal of fixed assets	8,432	2,033
Deferred tax assets	(40,080)	330,368
Changes in operating assets and liabilities:
Accounts receivable	(11,665,449)	(7,946,728)
Inventories	473,053	136,413
Advances to suppliers	3,630,754	17,813,105
Prepaid expenses and other assets	49,645	(257,011)
Accounts payable	42,557	(505,074)
Advance from customers	655,962	39,059
Related parties-net	(2,134,811)	(8,330,669)
Accrued expenses and other current liabilities	1,062,926	1,499,698
Net cash provided by (used in) operating activities	(3,296,519)	8,398,522

Cash flows from investing activities:
Restricted cash	1,615,628	(248,729)
Cash paid for long- term investments	-	(500,000)
Purchase of property and equipment and other long-term assets	128,037	(9,450,751)
Proceeds from notes receivable	624,341	97,644
Cash increase due to acquisition of subsidiaries	235,112	1,491,630
Net cash provided by (used in) investing activities	2,603,118	(8,610,206)

Cash flows from financing activities:
Issuance of shares for cash	166,570	1,058,840
Proceeds from short-term loans	14,133,539	18,127,923
Advance to related parties	(312,941)	(4,932,483)
Repayment on borrowing from related parties	-	(10,933,479)
Proceeds from (repayment on) notes payable	(1,527,067)	497,457
Collection on advance to related parties	513,325	79,994
Receipt from related parties	9,075	10,921,930
Repayments on short-term loans	(12,216,538)	(13,167,982)
Repayments on long-term loan	(4,818)	-
Net cash provided by financing activities	761,145	1,652,200

Effect of exchange rate changes on cash & equivalents	140,200	4,825

Net increase in cash and equivalents	207,944	1,445,341

Cash and equivalents, beginning balance	6,374,103	1,472,300

Cash and equivalents, ending balance	$6,582,047	$2,917,641

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30
	2011	2010
SUPPLEMENTARY DISCLOSURES:
Interest paid	$929,846	$678,702
Income tax paid	$116,122	$36,735
Non-cash investing and financing activities
Acquisition of 29.0% of TCB by issuing 2,462,576 shares	$-	$4,348,247
Acquisition of 100% of CDE by issuing 484,800 shares	$1,818,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
JUNE 30, 2011 AND 2010

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

On September 22, 2009, pursuant to the share exchange agreement and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who heldan option to acquire an additional 29.0% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the 29.0% interest in TCB Digital for 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option (See Subsidiary details).

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

The parties to the Agreement include: (1) Zoom Technologies, Inc.;(2) Silver Tech Enterprises, Ltd. ("Silver Tech"), a holding company founded in July 2005, organized and existing under the laws of the BVI, which owned 100% of Ever Elite Corporation, Ltd. ("Ever Elite"); (3) Ever Elite, a holding company founded in June 2007, organized under the laws of HK which owned 100% of Nollec Wireless; (4) Nollec Wireless, the operating company founded in June 2007, organized under the laws of the PRC; (5) Key Network Holdings, Ltd. ("KNH"), a BVI company, then owner of 76.8% of the outstanding stock of Silver Tech; and (6) Better Day Finance, Ltd. ("BDF"), a BVI company, then owner of 23.2% of the outstanding stock of Silver Tech.

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the agreement date. At the closing of the acquisition on May 31, 2010, the Company issued 1,342,599 shares and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years, of which the Company paid $137,500 as of December 31, 2010 and $152,500was included in other payables and $580,000 included in long-term payables. After the closing on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. We determined the acquisition of Silver Tech did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

On January 4, 2011, the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration was $1,818,000 in common shares of the Company, and the number of shares was calculated by dividing the $1,818,000 by the higher of i) $3.75 per share or ii) the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of the Share Exchange Agreement which was December 20, 2010. This resulted in the issuance of 484,800 shares to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone applications in Asia. The Company's wholly-own subsidiary in Hong Kong, Profit Harvest, was the acquiring entity.

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

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labor Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% respectively of TCB Digital, or 51.0% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% interest in TCB Digital through his ownership in Beijing Depu to Gu in exchange for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 29.0% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as at March 31, 2010. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51.with the excess of fair value of shares over the carrying value of minority interests was charged to additional paid in capital. During the three month period ended June 30, 2010, the Company issued 2,462,576 shares.

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

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, and its 80%-owned joint venture TCB Digital as of and for the year ended December 31, 2010 and 100%-owned subsidiary Silver Tech as of and for the seven months ended December 31, 2010. As of January 4, 2011, the Company completed its100% acquisition of Celestial Digital Entertainment. Therefore, the consolidated financial statements as of June 30, 2011 include the balance sheets at June 30, 2011 of TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech and CDE, and balance sheets at December 31, 2010 of TCB Digital, Jiangsu Leimone, Profit Harvest and Silver Tech; the consolidation of operating results for the six months ended June 30, 2011 of TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech and CDE.

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). For the Company's operating subsidiaries of JS Leimone, TCB Digital and Nollec Wireless, the functional currency is the Chinese Renminbi ("RMB"); the functional currency of Profit Harvest is United States Dollars ("USD" or "$"), and the functional currency of Ever Elite and CDE is Hong Kong Dollars ("HKD") However the accompanying consolidated financial statements were translated and presented in USD.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity were $1,673,266 and $964,206 as of June 30, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customer. As of June 30, 2011 and December 31, 2010, management estimated allowance for bad debt based on its evaluation (see Note 5).

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

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of June 30, 2011 and December 31, 2010, the Company did not record any impairment of goodwill.

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2011 are as follows:

	Carrying value	Active markets For identical Assets
	2011	(Level 1)

Cash and equivalents	$6,582,047	$6,582,047

Restricted cash	$12,175,124	$12,175,124

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

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

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

The Company acquired 100% ownership of CDE on January 4, 2011. As of January 4, 2011, the net assets of CDE were $(43,409).The purchase consideration was $1,818,000 which resulted in goodwill of $1,861,410.

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

No proforma information is presented as acquisition of CDE at the beginning of January 1, 2011 did not result in any significant fluctuation in our net revenue and net income.

The following table summarizes goodwill as of June 30, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech and CDE:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840
CDE	1,861,409

Total goodwill	$10,360,306

There was no impairment of goodwill as at June 30, 2011 and December 31, 2010.

NOTE 4 — RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 14).

NOTE 5 — ACCOUNTS RECEIVABLE

As of June 30, 2011 and December 31, 2010, the Company's accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)

Accounts receivable	$34,709,549	$21,849,996
Less: Allowance for doubtful accounts	(736,773)	(109,354)

Accountants receivable, net	$33,972,776	$21,740,642

NOTE 6 — INVENTORIES

Inventories, by major categories, as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
		(Audited)

Raw materials	$801,749	$1,167,414
Low value consumables	-	15,376
Finished goods	860,371	903,096
	1,662,120	2,070,510
Less: Allowance for obsolete inventories	(71,247)	(115,052)

Inventories, net	$1,590,873	$1,955,458

NOTE 7 — ADVANCE TO SUPPLIERS

As of June 30, 2011 and December 31, 2010, the Company's advance to suppliers consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)

Yuechangrui	$4,409,279	$-
Media Tak Inc.	121,711	-
CEC CoreCast Technology Co., Ltd. ("CECCC")	8,283,950	7,734,980
Shenzhen Nanxin Communication Equipment Co., Ltd.	773,515	-
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	618,812	-
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co. ("SBDSJCTC")	-	6,851,051
TSINGTAO Hisense Portable Communication Tech Co.,Ltd.	-	245,762
Longcheer Telecommunication Limited	150,547	-
Shenzhen Wuxing Commercial & Trade Co.	9,280,288	3,729,695
Shenzhen Fudian District Longchengfa Electronic Commercial Co.	-	604,979
Guolong Information Technology Co., Ltd.	162,643	-
Foshan Import and Export	1,778,985	-
SINOEMBED SYSTEM	690,322	-
FOSHAN TIANJIA IMPORT	2,513,000	-
Beijing Pengyucheng science and technology development Co., LTD	123,762	-
Konka	105,920	-
Arrow Electronics China Ltd.	102,580	-
Others	836,403	555,825

Total advance to suppliers	$29,961,717	$32,776,983

The Company made bank note payments to CECCC in advance of purchasing of material. The advance payments are intended to ensure preferential pricing. The amounts are advanced under such arrangements. See Note 14 for notes payable details.

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

NOTE 8 — OTHER RECEIVABLES & PREPAID EXPENSES

As of June 30, 2011 and December 31, 2010, the Company's other receivables and prepaid expenses consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)

Advance to employees	$75,678	$64,737
Deposit for equipment lease	188,890	49,730
Prepaid expenses	54,621	36,982
Other	80,984	79,875

Total other receivables	$400,173	$432,205

The deposit for equipment lease is recoverable within one year.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)

Machinery and Equipment	$9,218,227	$9,000,562
Electronic Equipment	2,382,020	1,693,094
Transportation Equipment	179,450	175,439
Workshop reconstruction	157,333	60,755
Leasehold improvements	116,087	120,516
Computer equipment	94,766	-
Office equipment	127,764	120,560
	12,275,647	11,787,579
Less: Accumulated depreciation	(7,857,904)	(6,837,659)

Total property, plant and equipment, net	$4,417,743	$4,949,920

Depreciation for the six months ended June 30, 2011 and 2010 was $764,616 and $796,482 respectively. The depreciation for the three months ended June 30, 2011 and 2010 was $391,701 and $391,753 respectively.

NOTE 10 — RESEARCH ANDH DEVELOPMENT CONTRACTS IN PROGRESS
	June 30, 2011	December 31, 2010
		(Audited)

Mobile phone development projects	$296,780	$531,617

Research and development contracts in progress include cost plus profit attributable to those contracts. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses.  Company's R&D cost as at June 30, 2011 and December 31, 2010 was $0.57 million and $1.24 million respectively while its progress billings were $0.27 million and $0.71 million respectively.

NOTE 11 — CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTIES

	June 30, 2011	December 31, 2010
		(Audited)

Manufacturing plant	$10,014,565	$9,790,700

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($15,063,000). The contract includes land use rights for 46,021 square meters and construction space of 21,029 square meters. As of June 30, 2011 and December 31, 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($10,014,565)and RMB 64,734,150 ($9,790,700) respectively and is recorded as construction in progress deposit, as ownership of the premise will not be transferred to the Company until construction is completed. The Company anticipates construction to be completed by the fourth quarter of 2011.

NOTE 12 — INTANGIBLE ASSETS

As of June 30, 2011 and December 31, 2010, the Company's intangible assets were summarized as follows:

	Useful life	June 30, 2011	December 31, 2010
			(Audited)

Software	3 years	$85,281	$30,448
Domain name, logo & trade mark (from related party)	Indefinite	349,600	349,600
Patent techniques	10 years	178,575	174,583
Total cost		613,456	554,631

Less: Total accumulated amortization		(50,226)	(29,173)

Intangible assets, net		$563,230	$525,458

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the six months ended June 30, 2011 and 2010 was $20,606 and $2,044 respectively. The amortization of intangible assets for the three months ended June 30, 2011 and 2010 was $14,990 and $2,044 respectively. The estimated amortization for the next five years as of June 30, 2011 and thereafter is expected to be as follows by years:

2012	$46,284
2013	45,221
2014	17,857
2015	17,857
2016	17,857
Thereafter	68,554

Total	$213,630

NOTE 13 — SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of June 30, 2011 and December 31, 2010, the Company's short term loans consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)

Bank of Communication Tianjin Branch ("BOCTB"), due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL - related party	$-	$3,024,895

BOCTB, due from June 28, 2010 to June 27, 2011 with floating interest, guaranteed by TCBGCL - related party	-	3,024,895

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL - related party	-	3,024,895

BOCTB, due from August 16, 2010 to August 17, 2011 with floating interest, guaranteed by TCBGCL - related party	1,144,802	1,119,211

BOCTB, due from November 3 to August 2, 2011 with benchmark interest rate plus 10%, guaranteed by TCBGCL - related party	4,641,089	4,537,342

BOCTB, due from December 8, 2010 to June 8, 2011, interest adjusted to the preferred interest rate as of the due date, guaranteed by Leimone (Tianjin) Industrial Co., Ltd. - related party	-	1,659,530

Northern International Trust & Investment Co., Ltd, due from October 13, 2010 to October 12, 2011 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center Co., Ltd.	1,856,436	1,814,937

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	-	3,024,895

BOCTB, due from January 7, 2011 to July 9, 2011 with benchmark interest rate plus 10%, guaranteed by TCBGCL - related party	3,094,059	-

BOCTB, due from June 20, 2011 to June 16, 2012 with floating interest, guaranteed by TCBGCL - related party	3,094,059	-

BOCTB, due from June 14, 2011 to June 13, 2012 with floating interest, guaranteed by TCBGCL - related party	3,032,178	-

BOCTB, due from December 27, 2010 to August 17, 2011, with benchmark interest rate plus 10%, guaranteed by TCBGCL - related party	2,011,139	-

Bank of China Tianjin branch, due from April 7, 2011 to October 7, 2011, interest adjusted to the preferred interest rate as of the due date, guaranteed by Leimone (Tianjin) Industrial Co., Ltd. - related party	622,829	-

Key Network Holdings Limited, due from May 31, 2010 to May 31, 2012 with interest at 6%.	715,036	715,064

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	1,964,728	-

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	618,812	-

Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	154,703	-

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	355,817	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by Leimone (Tianjin) Industrial Co., Ltd. - related party	232,054	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by Leimone (Tianjin) Industrial Co., Ltd. - related party	309,406	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by Leimone (Tianjn) Industrial Co., Ltd. - related party	525,990	-

Total short-term loans	$24,373,137	$21,945,664

NOTE 14 — NOTES PAYABLE

These notes are payable in three to six months and bear no interest. The balance of notes payable as of June 30, 2011 and December 31, 2010 consisted of the following (all were bankers' acceptances):

	June 30, 2011	December 31, 2010
		(Audited)

CECCC, honored by the BOCTB, from July 12, 2010 to January 12, 2011, secured by $907,468 of cash in bank	$-	$1,814,937

CECCC, honored by the BOCTB, from July 14, 2010 to January 14, 2011, secured by $1,361,203 of cash in bank	-	2,722,405

CECCC, honored by the BOCTB, from September 14, 2010 to March14, 2011, secured by $1,512,447 of cash in bank.	-	3,024,895

CECCC, honored by the BOCTB, from September 16, 2010 to March 16, 2011, secured by $2,268,671 of cash in bank.	-	4,537,342

CECCC, honored by the BOCTB, from September 17, 2010 to March 17, 2011, secured by $1,615,294 of cash in bank.	-	3,230,588

CECCC, honored by the BOCTB, from September 19, 2010 to March 19, 2011, secured by $2,422,941 of cash in bank.	-	4,845,882

CECCC, honored by the BOCTB, from October 9, 2010 to April 9, 2011, secured by $1,826,456 of cash in bank.	-	3,629,874

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd., honored by the China Bohai Bank, from December 10, 2010 to June 10, 2011, secured by $1,522,047 of cash in bank.	-	1,512,447

CECCC, honored by the BOCTB, from January 14, 2011 to July 14, 2011, secured by $928,218 of cash in bank	1,856,436	-

CECCC, honored by the Bohai Bank, from January 19, 2011 to July 19, 2011, secured by $1,392,327 of cash in bank	2,784,653	-

CECCC, honored by the BOCTB, from March 18, 2011 to September 18, 2011, secured by $3,867,574 of cash in bank.	7,735,148	-

CECCC, honored by the BOCTB, from March 21, 2011 to September 21, 2011, secured by $3,171,411 of cash in bank.	6,342,822	-

CECCC, honored by the BOCTB, from March 22, 2011 to September 22, 2011, secured by $959,158 of cash in bank.	1,918,317	-

CECCC, honored by the BOCTB, from April 13, 2011 to October 13, 2011, secured by $742,574 of cash in bank	1,485,149	-

CECCC, honored by the BOCTB, from April 18, 2011 to October 18, 2011, secured by $1,113,861of cash in bank	2,227,723	-

Total notes payable	$24,350,248	$25,318,370

The Company is contingently liable for a total of Rmb 37.30 million, or approximately US$5.77 million, for notes received from customers that are either discounted or endorsed but not matured as of June 30, 2011.

NOTE 15 — ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2011 and December 31, 2010, the accrued expenses and other payables of the Company were summarized as follows:

	June 30, 2011	December 31, 2010
		(Audited)

Accrued filing fees	$302,690	$347,558
Accrued rework cost	273,425	229,472
Accrued consulting fee	51,036	51,038
Acquisition payable*	305,000	152,500
Welfare & salary payable	406,403	271,787
Other	81,844	118,597

Total accrued expenses and other payables	$1,420,398	$1,170,952

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 16 — DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $613,041and $599,338 (audited) as of June 30, 2011 and December 31, 2010 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 17 — RELATED PARTY TRANSACTIONS

Due from related parties

As of June 30, 2011 and December 31, 2010, due from related parties were:

	June 30, 2011	December 31, 2010
		(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$5,687,729	$26,085
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	201,114	232,614
Leimone (Tianjin) Industrial Co., Ltd.	10,389,724	16,338,738
Beijing Leimone Shengtong Cultural Development Co., Ltd.	3,027,944	703,042
Tianjin Tong Guang Group	442,411	557,325
Shenzhen Leimone	422,766	328,694
712 (Shareholder)	1,050,861	870,076

Total due from related parties	$21,222,549	$19,056,574

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the six months ended June 30, 2011 and 2010, the Company recorded revenues of $12,541,921 and $688from sales to Electronics Science & Tech respectively. For the three months ended June 30, 2011 and 2010, the Company recorded revenues of $6,270,484 and $688 from sales to Electronics Science & Tech respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the six months ended June 30, 2011 and 2010, the Company recorded total purchases from Tianjin Leimone of $23,684,030 and $6,156,261respectively. The amount due from Tianjin Leimone represented advances of $3,728,344and $9,780,893 as of June 30, 2011 and December 31, 2010 respectively. The Company also sold certain products to Tianjin Leimone. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of June 30, 2011 and December 31, 2010, the balance of such loans was $6,661,380 and $6,557,845 respectively.

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

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the six months ended June 30, 2011 and 2010, the Company recorded revenues from sales to 712 of $15,757,425 and $1,382,076 respectively. For the three months ended June 30, 2011 and 2010, the Company recorded revenues from sales to 712 of $7,838,896 and $29,711 respectively. In addition, the Company purchases raw materials from 712. For the six months ended June 30, 2011 and 2010, the Company recorded purchases from 712 of $15,523,282 and $10,004,165 respectively. For the three months ended June 30, 2011 and 2010, the Company recorded total purchases from 712 of $6,399,926 and $10,004,165 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. The amount of$422,766 and $328,649 (audited) as of June 30, 2011 and December 31, 2010 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone.

Due to related parties

As of June 30, 2011 and December 31, 2010, due to related parties was:

	June 30, 2011	December 31, 2010
		(Audited)

Hui Pak Kong	$277,428	$-
Leimone (Tianjin) Industrial Co., Ltd.	437,710
Tianjin Tong Guang Group Special Equipment Co., Ltd.	3,868	3,781
Gu	3,003,786	2,880,559

Total due to related parties	$3,722,792	$2,884,340

The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of June 30, 2011 and December 31, 2010, the balance of such loans was $277,428 and Nil respectively.

The Company purchased raw materials from Tianjin Leimone. (See due from related parties).

Gu provides fund to the Company with no interest and are due on demand. As of June 30, 2011 and December 31, 2010, the balances of funds provided by Gu was $3,003,786 and $2,880,559 respectively.

NOTE 18 — LONG-TERM PAYABLES
	June 30, 2011	December 31, 2010
		(Audited)

Acquisition payable	$290,000	$580,000

Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010. Two equal payments of $145,000 each are due six months apart with the first payment due on December 1, 2012.

NOTE 19 — LONG-TERM LOAN
June 30, 2011

HSBC, due on January 4, 2013 with interest at 6.24%.	$15,257

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

On November 28, 2010 and subsequently on December 10, 2010, the Board of Directors approved of the grant of 52,000 shares of common stock to members of the Board for their service over the next 12 months. The shares were valued as of the dates of grant. As of March 31, 2011 and December 31, 2010, non-cash compensation expense of $46,520 and $15,507 respectively was recorded and deferred expenses of $124,053 and $170,573 respectively was recorded. These shares were issued in January 2011, therefore as of December 31, 2010, these 52,000 shares were recorded as shares to be issued

The Company issued 59,159 shares of common stock in January 2010 for the exercise of Series B warrants which were exercised during the year ended December 31, 2009 and were part of shares to be issued as at December 31, 2009.

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

During the quarter ended June 30, 2011, 10,500 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.68 per share.

In January 2011, 1000 Series A warrants were exercised at $3.74 per share.

On January 4, 2011, the Company acquired 100% of CDE by issuing 484,800 shares of our common stock to the owners of Celestial. The shares were valued at $3.75 per share.

In March 2011, the Company contracted a consultant for 12 months of legal services which began in January 2011 for the issuance of 30,000 shares of our common stock. The shares were valued at $3.42 per share, the closing price on March 21, 2011 which was the date of approval by the Company's Board of Directors. As of March 31, 2011, these 30,000 shares were recorded as shares to be issued; the shares were issued during the quarterly period ended June 30, 2011. The amounts of non-cash compensation charges recorded for the three and six months ended June 30, 2011 were $25,650 and $51,300 respectively; and as of June 30, 2011 we also recorded deferred expense of $51,300.

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

The following summary represents warrants activity during the quarter ended June 30, 2011:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2010	4,467,190	$ 4.09	$1,697,532

Granted	-	-
Lapsed	-	-
Exercised	(1,000)	$ 3.74
Balance, June 30, 2011	4,466,190	$ 4.09	$-

The following presents warrants summary as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	4,466,190	3.77 years	$4.09	4,466,190	$4.09

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

During the quarter ended June 30, 2011, 10,500 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.68 per share.

The following summary represents options activity during the quarter ended June 30, 2011 under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	211,650	$ 3.25	$427,612

Granted	-	-
Lapsed	(11,100)	-
Exercised	(34,400)	$ 2.95
Balance, June 30, 2011	166,150	$ 3.20	$94,878

The following represents options summary as of June 30, 2011 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	166,150	0.48 years	$3.29	166,150	$3.29

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

The following summary represents options activity during the quarter ended June 30, 2011 under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	1,767,000	$ 3.75	$1,265,040

Granted	-
Lapsed	(235,000)	-
Exercised	-	-
Balance, June 30, 2011	1,532,000	$ 3.75	$-

The following represents options summary as of June 30, 2011 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,532,000	2.12 years	$3.75	356,250	$3.75

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

Since Nollec has pre-tax loss for the six months period ended June 30, 2011, the Company's net income and earnings per share had no effect due to its income tax exemption.

Profit Harvest and CDE are governed by the Income Tax Law of Hong Kong, which is generally subject to tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments.

TCB Digital had pre-tax profit of $114,730 and $550,883 for the six months ended June 30, 2011 and 2010 respectively, while Jiangsu Leimone had pre-tax loss of $727,077 and pre-tax profit of $101,687 for the six months ended June 30, 2011 and 2010 respectively, while Profit Harvest had pre-tax profit of $8,177,552 and $6,324,654 for the six months ended June 30, 2011 and 2010 respectively, while Nollec Wireless had pre-tax loss of $1,443,556 for the six months ended June 30, 2011, while CDE had pre-tax loss of $69,776 for the six months ended June 30, 2011.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred tax assets:		(Audited)

Inventory impairment reserve	$17,812	$28,763
Accrued expenses	-	28,684
Expensed Technology development cost	81,552	-
Inventory shortage	97,591	95,410
Long-term investment impairment	17,404	17,014
	214,359	169,871
Less: Valuation allowance	-	-

Total deferred tax assets	214,359	169,871

Deferred tax liabilities
Developed products	(67,972)	(66,452)

Deferred tax assets, net	$146,387	$103,419

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010

US statutory rates	34.0%	34.0%
Tax rate difference	(21.8)%	(12.2)%
Valuation allowance	17.2%	-
Tax for prior year	1.21%	6.1%

Tax per financial statements	30.5%	27.9%

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010

US statutory rates	34.0%	34.0%
Tax rate difference	(14.2)%	(12.5)%
Valuation allowance	(0.2%)	-
Tax for prior year	10.8%	12.3%

Tax per financial statements	30.4%	33.8%

Foreign pretax earnings approximated $4.7 million for the six months ended June 30, 2011. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At June 30, 2011, approximately $26 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $2.3 million would have to be provided if such earnings were remitted currently.

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the six months ended June 30, 2011 and 2010, the Company appropriated $3,667 and $45,058to statutory surplus reserve respectively. As of June 30, 2011 and December 31, 2010, the Company's statutory surplus reserve was$686,195 and $682,528 respectively.

NOTE 24 — CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

Six months ended June 30, 2011	Sales Revenue	% to Total Sales

Tianjin Optical Communication Technology Co., Ltd.	$20,137,058	17%
Tianjin 712 Communications and Broadcasting Ltd.	15,757,425	13%
TCB Group Electronic & Science CO.,LTD - related party	12,541,921	11%
Larson Limited	14,705,795	13%

Total	$63,142,199	54%

Six months ended June 30, 2010	Sales revenue	% to Total sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$14,494,208	15%

Leimone (Tianjin) Industrial Co., Ltd. - related party	11,439,403	12%

Hong Kong Newway International Industrial Limited	20,972,695	22%

Larson Limited	17,527,621	19%

Beijing Baina Wei'er Science And Technology Co., Ltd.	15,645,752	17%

Total	$80,079,679	85%

(b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

Six months ended June 30, 2011	Total Purchases	% to Total Purchases

Leimone (Tianjin) Industrial Co., Ltd. - related party	$23,684,030	22%

Tianjin 712 Communication and Broadcasting Co., Ltd.	15,523,282	14%

Total	$39,207,312	36%

Six months ended June 30, 2010	Total purchases	% to Total purchases

Beijing Beny Wave Science & Technology Co. Ltd	$26,318,359	32%

Leimone (Tianjin) Industrial Co., Ltd. - related party	19,291,113	24%

Total	$45,609,472	56%

NOTE 25 — OPERATING RISK

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

  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of June 30, 2011 and 2010 and believes its exposure to interest rate risk is not material.

NOTE 26 — COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at Rmb 8 per square meter per month for production facilities and dormitory space. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at Rmb 137 per square meter per month for 1,409 square meters and with rent at Rmb 131 per square meter per month for 388 square meters. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are HKD10,588 and HKD3,402 respectively per month. The commitments of the Company as of June 30, 2011 for the next 3 years are as follows:

2012	$683,591
2013	373,381
2014	-

Total minimum lease payments	$1,056,972

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

The Company's subsidiary, Nollec Wireless, is in the mobile phone design, software integration and mobile solution R&D business. Nollec Wireless recognizes revenue under percentage of completion method ASC Topic 605-35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and in which all the following conditions exist:

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

Results of Operations for the Quarter ended June 30, 2011

Revenues

Our revenues were $57,564,265 for the quarter ended June 30, 2011, an increase of 34.3% or $14,687,392 compared to $42,876,873 in the corresponding quarter in 2010. The increase of revenues in the second quarter of 2011 compared to the corresponding quarter in 2010 was mainly due to the sales of our own branded mobile phones. In the second quarter of 2011, we sold 207,443 units of our Leimone brand phones of which 158,751 were 3G handsets, and we sold 50,700 of our LongTel brand phones to India. Revenues from sales of our own branded products in the second quarter of 2011 were $14.94 million, or an increase of 233% over the same quarter in 2010 where total units of Leimone brand phones sold were 56,714 of which 10,210 were 3G units, bringing in gross sales of $4.48 million.

Our EMS revenue, other than our own brand phone sales, for the second quarter of 2011 was $43.30 million or an increase of 12.8% from $38.40 million in the same period of 2010.

In terms of quantities, we manufactured 0.721 million pieces of main circuit boards (PCBA) and 1.20 million complete mobile phones in the quarter ended June 30, 2011, as compared to 2.94 million pieces of PCBA and 1.01 whole phones from the same quarter of 2010.

Cost of goods

For the quarter ended June 30, 2011 our cost of goods was $51,682,375 or 89.8% of revenues, while cost of goods for the corresponding quarter in 2010 was $38,297,116 or 89.3% of revenues. Cost of goods for our own brand phones is generally between 85% to 90% of sales while that for the EMS sector is about 94%.

Gross Profit

Gross profit for the quarter ended June 30, 2011 rose 28.4% to $5,881,890 from $4,579,757 for the corresponding 2010 quarter. Gross profit as a percentage of revenues for the second quarter of 2011 was 10.2%, as compared to 10.7% for the same quarter in 2010. Gross margin for our Leimone brand phones ranges between 10% to 15%, gross margin for our LongTel brand phones sold to India during this quarter was about 5% since these are lower priced handsets. Our EMS segment generates a gross margin of approximately 6%.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and such expenses were $179,255 for the three months ended June 30, 2011 compared to $69,962 for the corresponding period in 2010.   The higher amounts in this category for 2011 resulted from the significantly increased activities in the sales of our own brand products and also for support of our export business.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $1,663,774 for the three months ended June 30, 2011 compared to $910,422 for the corresponding period in 2010. The increase of such expenses in 2011 was mainly due to legal, accounting and other expenses related to the Company maintaining compliance with the SEC and Nasdaq rules and regulations.

Research and development costs are expensed as incurred. Research and development costs during the three months ended June 30, 2011 and 2010 were $1,393,511 and $0 respectively. Out of the total R&D costs in the second quarter of 2011, approximately $1 million was incurred for the purpose of introducing new and more advanced products later on this year, including smartphones with the Android operating system based on Marvell and Qualcomm chipsets for overseas markets including the United States.

Non-cash compensation charges include stock option charges based on a Black-Scholes pricing model and values of common stock issued to consultants for services. Such charges for the three months ended June 30, 2011 and 2010 were $307,469 and $413,250 respectively.

For the three months ended June 30, 2011, total operating expenses were $3,544,009 or 6.2% of revenues compared to $1,393,634 or 3.3% of revenues in the same 2010 period. These expenses were higher this year mainly due to increases in R&D expenses described above.

Other income/(expenses)-net

The Company's other expenses-net were $194,510 and $170,255 for the three months ended June 30, 2011 and 2010 respectively. These expenses were the results of interest expense offset by interest income and also income from various non-recurring activities.

Net income

After incurring added R&D costs of approximately $1 million for new phone products, we report net income for the quarter ended June 30, 2011 of 1,495,223, a decrease of $539,425 or 26.5% from $2,034,648 for the corresponding 2010 quarter. Net income over revenues, for the second quarters of 2011 and 2010 were 2.6% and 4.7% respectively. The significant increase in R&D expenditures, as described above, decreased our income from operations and resulted in lower net income compared to the same period last year.

Foreign currency translation gain

For the three months ended June 30, 2011 and 2010, the Company's foreign currency translation gain were $478,791 and $110,615, respectively. Foreign currency translation gain resulted from foreign currency exchange changes particularly the Renminbi against the USD. The gain or loss can result in a reverse in future periods if the trend in the exchange rate of the Reminbi to the USD changes direction.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from Chinese banks. As of June 30, 2011, the Company had cash and equivalents of $6,582,047 and restricted cash of $12,175,124. Restricted cash is our deposit held as security at banks for the ability to issue twice the amount in interest-free notes for our purchase of production materials. We had cash and equivalents of $6,374,103 and restricted cash of $13,503,122 as of December 31, 2010.

Net cash used in operating activities for the six months ended June 30, 2011 was $3,296,519 compared to net cash provided by operating activities for the 2010 period of $8,398,522. In the first six months of 2011, operational use of funds included an increase in accounts receivable of $11,665,449, and an increase in related parties receivables of $2,134,811; offset by a reduction in advances to suppliers of $3,630,754, an increase in advance from customers of $655,962, an increase in accrued expenses and other current liabilities of $1,062,926 and a reduction in inventories of $473,053.

Net cash provided by investing activities was $2,603,118 in the first six months of 2011 which was primarily proceeds from notes receivable of $624,341 and the acquisition of a subsidiary brought in $235,112, while purchase for property and equipment used $128,037. There was also a reduction in restricted cash of $1,615,618. Net cash used in investing activities in the same period of 2010 was $8,610,206 which included primarily of deposit for the purchase of our new manufacturing plant of $9,450,751.

Net cash provided by financing activities was $761,145 in the first six months of 2011 which included proceeds from short-term loans of $14,133,539, collection on advance to related parties of $513,325 and issuance of shares for cash of $166,570; while offset by advance to related parties of $312,941, repayment on notes payable of $1,527,067 and repayment on short-term loans of $12,216,538. In the same period of 2010, we had proceeds from short-term loans of $18,127,923, receipts from related parties of $10,921,930, proceeds from notes payable of $497,457 and issuance of shares for cash of $1,058,840, while offset by repayments on short-term loans of $13,167,982, repayment on related parties borrowings of $10,933,479, and advance to related parties of $4,932,483; resulting in net cash provided by financing activities of $1,652,200.

Contractual Obligations

As of June 30, 2011, the Company has short-term loan obligations of $24,373,137 with interest rates between 6.00% to 8.40%, and a long term loan outstanding balance of $15,257 with interest rate at 6.24% and long term acquisition payable of $290,000. Notes payable are secured by our restricted cash deposits at the banks, payable in three to six months and bear no interest. The outstanding balance of notes payable as of June 30, 2011 is $24,350,248.

On going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans and restricted cash secured notes to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank, equity and/or debt financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of June 30, 2011, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2011, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first six months of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, such control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 4. Reserved.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.
101.INS**     XBRL Instance Document
101.SCH**     XBRL Taxonomy Extension Schema Document
101.CAL**     XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**     XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**     XBRL Taxonomy Extension Label Linkbase Document
101.PRE**     XBRL Taxonomy Extension Presentation Linkbase Document

_______________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 15, 2011 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO PDF
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO PDF
32.0	Section 1350 Certifications PDF
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.