Form 10-Q
period 2011-09-30
ZOOM TECHNOLOGIES INC
filed 2011-11-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-18672

ZOOM TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	51-0448969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Headquarters:
Sanlitun SOHO, Building A, 11th Floor
No.8 Workers Stadium North Road
Chaoyang District, Beijing, China 100027

U.S. office:
136 First Street
Nanuet, NY 10954
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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of November 10, 2011 is 22,312,545.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$ 5,851,519	$ 6,374,103
Restricted cash	13,855,478	13,503,122
Accounts receivable, net	16,888,361	21,740,642
Inventories, net	2,296,478	1,955,458
Other receivables and prepaid expenses	444,511	432,205
Advance to suppliers	50,225,597	32,776,983
Notes receivable	940,930	746,922
Due from related parties	26,479,027	19,056,574
Revenue in excess of costs - R&D contracts	-	531,617
Deferred tax assets, net	246,486	103,419
Total current assets	117,228,387	97,221,045

Property, plant and equipment, net	4,135,079	4,949,920
Construction in progress deposit - related parties	10,111,867	9,790,700
Intangible assets	768,014	525,458
Goodwill	10,360,306	8,498,897

TOTAL ASSETS	$ 142,603,653	$ 120,986,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 30,347,636	$ 21,945,664
Notes payable	26,148,896	25,318,370
Accounts payable	1,323,925	1,488,548
Accrued expenses and other payables	1,299,128	1,170,952
Advance from customers	2,019,302	301,014
Taxes payable	5,705,597	4,711,893
Interest payable	57,205	25,027
Dividends payable	618,998	599,338
Billings in excess of revenue - R&D contracts	88,010	-
Due to related parties	3,885,951	2,884,340

Total current liabilities	71,494,648	58,445,146

Long-term payables	290,000	580,000
Long-term loan	12,831	-

TOTAL LIABILITIES	71,797,479	59,025,146

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01
none issued and outstanding as of September 30, 2011	-	-
Common stock: authorized 35,000,000 shares, par value $0.01
Issued 15,886,237 shares and outstanding 15,884,557 shares;
and Issued 15,275,572 shares and outstanding 15,273,892
shares at September 30, 2011 and December 31, 2010
respectively	158,846	152,739
Shares to be issued	-	557
Subscription receivable	-	(61,200)
Deferred expenses	(70,827)	(227,226)
Additional paid-in capital	40,951,058	38,204,403
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	682,528	682,528
Accumulated other comprehensive income	1,884,757	964,206
Retained earnings	24,054,182	19,030,933

TOTAL STOCKHOLDERS' EQUITY	67,653,222	58,739,618
Noncontrolling interest	3,152,952	3,221,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 142,603,653	$ 120,986,020

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net revenues	$ 50,748,605	$ 72,155,779	$ 167,358,736	$ 166,011,921
Cost of goods sold	44,046,505	64,783,811	148,401,121	149,881,942

Gross profit	6,702,100	7,371,968	18,957,615	16,129,979

Operating expenses:
Sales and marketing	187,378	153,307	577,681	267,345
General and administrative	1,708,923	1,052,776	4,651,512	2,867,839
Research and development	1,410,797	689,682	4,459,110	689,682
Non-cash equity-based compensation	362,712	434,489	977,650	1,217,398
Total operating expenses	3,669,810	2,330,254	10,665,953	5,042,264

Income from operations	3,032,290	5,041,714	8,291,662	11,087,715

Other income (expenses)
Interest income	144,953	127,601	289,137	251,717
(Loss) on disposal of fixed assets	-	(62,823)	(8,487)	(64,850)
Government grant income	454	50,606	15,895	68,958
Other income	58,363	573	520,179	214,194
Interest expense	(720,064)	(324,087)	(1,695,087)	(1,006,362)
Exchange (loss)	(30,378)	(7,483)	(67,860)	(8,477)
Other expenses	(203,905)	(71,053)	(346,836)	(184,548)
Total other expenses	(750,577)	(286,666)	(1,293,059)	(729,368)

Income before income taxes and non-controlling interest	2,281,713	4,755,048	6,998,603	10,358,347

Income taxes	604,011	877,831	2,045,371	2,445,237

Income before noncontrolling interest	1,677,702	3,877,217	4,953,232	7,913,110
Less: Income (loss) attributable to
noncontrolling interest	(77,397)	75,948	(70,016)	181,491

Net income attributable to Zoom Technologies, Inc.	1,755,099	3,801,269	5,023,248	7,731,619

Foreign currency translation gain - Zoom Technologies, Inc.	175,224	420,112	920,551	531,115
Foreign currency translation gain - Noncontrolling interest	30,163	-	102,507	-

Comprehensive income Zoom Technologies, Inc.	$ 1,930,323	$ 4,221,381	$ 5,943,799	$ 8,262,734
Comprehensive income noncontrolling interest	$ (47,234)	$ 75,948	$ 32,491	$ 181,491

Basic and diluted earnings per common share:
Basic	$ 0.11	$ 0.29	$ 0.32	$ 0.68
Diluted	$ 0.11	$ 0.29	$ 0.32	$ 0.67

Weighted average common shares outstanding:
Basic	15,884,140	12,981,396	15,845,262	11,341,878
Diluted	15,906,606	13,094,204	15,939,214	11,483,631

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Income including noncontrolling interest	$4,953,232	$7,913,110
Adjustments to reconcile income including non-controlling interest to cash used in operating activities:
Depreciation and amortization	1,168,137	1,225,594
Non-cash equity-based compensation	977,650	1,217,398
Provision for inventory obsolescence	(69,484)	-
Loss on disposal of fixed assets	8,487	64,850
Deferred tax assets	(137,429)	348,410
Changes in operating assets and liabilities:
Accounts receivable	5,617,608	(18,657,090)
Inventories	(202,940)	(190,735)
Advances to suppliers	(16,462,684)	20,227,972
Prepaid expenses and other assets	38,596	(331,493)
Accounts payable	(232,497)	(64,483)
Advance from customers	1,546,012	271,692
Related parties-net	(8,004,040)	1,787,828
Accrued expenses and other current liabilities	795,132	1,804,297
Net cash provided by (used in) operating activities	(10,004,220)	15,617,350

Cash flows from investing activities:
Restricted cash	89,134	2,159,503
Cash paid for long-term investments	-	(500,000)
Purchase of property and equipment and other long-term assets	250,603	(9,941,004)
Proceeds from (payment on) notes receivable	(166,781)	593,798
Cash increase due to acquisition of subsidiaries	235,112	1,491,630
Net cash provided by (used in) investing activities	408,068	(6,196,073)

Cash flows from financing activities:
Issuance of shares for cash	174,154	1,044,833
Proceeds from short-term loans	30,713,438	28,064,338
Advance to related parties	(539,295)	(6,182,774)
Repayment on borrowing from related parties	(9,387,995)	(23,380,225)
Proceeds from (repayment on) notes payable	-	(4,489,120)
Collection on advance to related parties	1,242,087	86,284
Receipt from related parties	9,932,981	21,080,990
Repayments on short-term loans	(23,115,701)	(25,130,273)
Repayments on long-term loan	(7,224)	-
Net cash provided (used in) by financing activities	9,012,445	(8,905,947)

Effect of exchange rate changes on cash & equivalents	61,123	29,585

Net increase in cash and equivalents	(522,584)	544,915

Cash and equivalents, beginning balance	6,374,103	1,472,300

Cash and equivalents, ending balance	$5,851,519	$2,017,215

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30
	2011	2010
SUPPLEMENTARY DISCLOSURES:
Interest paid	$933,614	$992,067
Income tax paid	$116,717	$51,534
Non-cash investing and financing activities
Acquisition of 29.0% of TCB by issuing 2,462,576 shares	$-	$4,348,247
Acquisition of 100% of Silver Tech by issuing 1,342,599 shares	-	9,590,000
Acquisition of 100% of CDE by issuing 484,800 shares	$1,818,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

On September 22, 2009, pursuant to the share exchange agreement and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion for 4,225,219 shares of Company common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the reverse acquisition, the Company had 1,980,978 shares outstanding which were recapitalized as part of the reverse acquisition. Mr. Gu, who had an option to acquire an additional 29.0% of the outstanding capital stock of TCB Digital, pursuant to the share exchange agreement and the approval of the majority of the stockholders of the Company, agreed to provide Mr. Gu the option to exchange the 29.0% interest in TCB Digital for 2,402,576 shares of our common stock. As of March 31, 2010, Mr. Gu exercised this option (See Subsidiary details).

Simultaneous with the closing of the merger, the Company issued a dividend of 100% of the issued and outstanding stock of Zoom Telephonics to its stockholders of record immediately prior to the closing. We refer to this as the "spin-off". In connection with the spin-off, the Company distributed all of its current and future assets and liabilities related to Zoom to Zoom Telephonics, subject to certain licensing rights discussed below. Zoom's stockholders immediately prior to the closing retained their existing shares in Zoom and also received an equal number of new shares in Zoom Telephonics. After the merger and the spin- off, the Company and Zoom Telephonics became independent companies.

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

On June 1, 2010, Zoom pursuant to a share exchange agreement (the "Agreement") dated April 29, 2010, acquired 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company in Beijing, China (the "Acquisition").

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

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labor Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao respectively, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% respectively of TCB Digital, or 51.0% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% interest in TCB Digital through his ownership in Beijing Depu to Gu for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 29.0% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as at March 31, 2010. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51.with the excess of fair value of shares over the carrying value of minority interests was charged to additional paid in capital. During the three month period ended June 30, 2010, the Company issued 2,462,576 shares.

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

On September 19, 2011, the Company incorporated Zoom USA Holdings, Inc. ("Zoom Sub"), to acquire Portables Unlimited (see Note 27).

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, and its 80%-owned joint venture TCB Digital as of and for the year ended December 31, 2010 and 100%-owned subsidiary Silver Tech as of and for the seven months ended December 31, 2010. As of January 4, 2011, the Company completed its100% acquisition of Celestial Digital Entertainment. On September 19, 2011, the Company incorporated Zoom USA Holdings, Inc. to acquire Portables Unlimited ("Zoom Sub"). Therefore, the consolidated financial statements as of September 30, 2011 include TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, CDE and Zoom Sub, and their operating results for the nine and three months ended September 30, 2011.

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the stockholders' equity were $1,884,757 and $964,206 as of September 30, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customer. As of September 30, 2011 and December 31, 2010, management estimated allowance for bad debt based on its evaluation (see Note 5).

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performed annual reviews of long-lived assets and management concluded that for 2011 there was no impairment.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of September 30, 2011 and December 31, 2010 (audited), the Company did not record any impairment of goodwill.

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

Fair Values of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures", previously SFAS No. 157, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2011 are as follows:

	Carrying value	Active markets For identical Assets
	2011	(Level 1)

Cash and equivalents	$5,851,519	$5,851,519

Restricted cash	$13,855,478	$13,855,478

The Company's financial instruments include cash and equivalents, restricted cash, accounts receivable, advances, notes receivables, other receivables, accounts payable, notes payable. Cash and equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable (Note 14). Management estimates the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, trade and bills receivables, advance to suppliers and due from related parties. As of September 30, 2011 and December 31, 2010, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts. The Company's advance to suppliers and due from related parties are subject to credit risk that such advances and dues will not result in receipt of goods and paid on time respectively. The Company selects its suppliers based on certain criteria including past working relationship, financial condition, market reputation andreferrals. Similarly the Company monitors the credit worthiness of related parties by reviewing their financial position and results of operations and their relationship with us through common shareholders.

Notes receivable are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the notes amount as collateral. These notes receivable can be sold to any third party at a discount before maturity. Historically the Company does not maintain an allowance for notes receivable and generally the payments are honored by the banks at maturity.

Non-controlling Interests

The Company follows ASC 810, previously SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-reported in equity" for reporting non-controlling interest ("NCI") in a subsidiary. As a result, the Company reports NCI as a separate component of Stockholders' Equity in the Consolidated Balance Sheet. Additionally, the Company reports the portion of net income and comprehensive income attributed to the Company and NCI separately in the Consolidated Statement of Income.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows", previously SFAS No. 95, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified "Revenue in excess of costs" related to R&D contracts in progress to current assets for the period ended December 31, 2010.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect the adoption of this pronouncement will have on its financial statements.

NOTE 3 - MERGER AND ACQUISITION

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

The following table summarizes goodwill as of September 30, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech and CDE:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840
CDE	1,861,409

Total goodwill	$10,360,306

There was no impairment of goodwill as at September 30, 2011 and December 31, 2010.

NOTE 4 - RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 14).

NOTE 5 - ACCOUNTS RECEIVABLE

As of September 30, 2011 and December 31, 2010, the Company's accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
		(Audited)

Accounts receivable	$17,730,682	$21,849,996
Less: Allowance for doubtful accounts	(842,321)	(109,354)

Accountants receivable, net	$16,888,361	$21,740,642

NOTE 6 - INVENTORIES

Inventories, by major categories, as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
		(Audited)

Raw materials	$1,371,537	$1,167,414
Low value consumables	-	15,376
Finished goods	924,941	903,096
	2,296,478	2,070,510
Less: Allowance for obsolete inventories	-	(115,052)

Inventories, net	$2,296,478	$1,955,458

NOTE 7 - ADVANCE TO SUPPLIERS

As of September 30, 2011 and December 31, 2010, the Company's advance to suppliers consisted of the following:

	September 30, 2011	December 31, 2010
		(Audited)

Yuechangrui	$23,492,974	$-
Media Tak Inc.	122,894	-
CEC CoreCast Technology Co., Ltd. ("CECCC")	9,407,976	7,734,980
Shenzhen Nanxin Communication Equipment Co., Ltd.	781,030	-
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	624,824	-
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co. ("SBDSJCTC")		6,851,051
Tsingtao Hisense Portable Communication Tech Co.,Ltd.		245,762
Shenzhen United Lifeng Supply Chain Management Co., Ltd.	233,999	-
Shenzhen Wuxing Commercial & Trade Co.	8,310,597	3,729,695
Shenzhen Fudian District Longchengfa Electronic Commercial Co.		604,979
Jiangxi TongGuJiangQian	478,000	-
Foshan Import and Export	1,788,985	-
Dewav Technology	877,650	-
Foshan Tianjia Import	2,513,000	-
YTone	538,930	-
Konka	332,110	-
Others	722,628	555,825

Total advance to suppliers	$50,225,597	$32,776,983

The Company made bank note payments to CECCC in advance of purchasing of material and the amounts as mentioned above are scheduled to deliver materials between December 20, 2011 and March 20, 2012. The advance payments are intended to ensure preferential pricing.

The Company purchased parts for mobile phone manufacturing from SBDSJCTC which delivered those parts to the Company with the balance of funds completely returned as of September 30, 2011.

The Company purchased mobile phones components and sub-assemblies from Yuechangrui with delivery terms range from three to nine months from the date of payment.

The Company signed a purchase agreement with Shenzhen Wuxing Commercial & Trade Co. for the supply of components for the E33 mobile phone. These components are to be delivered during the fourth quarter of 2011 and the first quarter of 2012.

NOTE 8 - OTHER RECEIVABLES & PREPAID EXPENSES

As of September 30, 2011 and December 31, 2010, the Company's other receivables and prepaid expenses consisted of the following:

	September 30, 2011	December 31, 2010
		(Audited)

Advance to employees	$47,217	$64,737
Deposit for equipment lease	208,361	49,730
Prepaid expenses	11,833	36,982
Prepaid interest expenses	93,723
Subsidy receivable	29,272
Other	54,105	79,875

Total other receivables	$444,511	$432,205

The deposit for equipment lease is recoverable within one year.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
		(Audited)

Machinery and Equipment	$9,308,198	$9,000,562
Electronic Equipment	2,415,298	1,693,094
Transportation Equipment	181,194	175,439
Workshop reconstruction	158,862	60,755
Leasehold improvements	132,415	120,516
Computer equipment	96,039	-
Office equipment	128,464	120,560
	12,420,470	11,787,579
Less: Accumulated depreciation	(8,285,391)	(6,837,659)

Total property, plant and equipment, net	$4,135,079	$4,949,920

Depreciation for the nine months ended September 30, 2011 and 2010 was $1,130,038 and $1,216,916 respectively. The depreciation for the three months ended September 30, 2011 and 2010 was $365,422 and $420,434 respectively.

NOTE 10 - RESEARCH ANDH DEVELOPMENT CONTRACTS IN PROGRESS
	September 30, 2011	December 31, 2010
		(Audited)

Revenue in excess of costs	$-	$531,617
Billings in excess of revenue	88,010	-

Research and development contracts in progress include cost plus profit attributable to mobile phone development contracts in progress. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses.　 Company's R&D cost as at September 30, 2011 and December 31, 2010 was $0.20 million and $1.24 million respectively while its progress billings were $0.28 million and $0.71 million respectively.

NOTE 11 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTIES

	September 30, 2011	December 31, 2010
		(Audited)

Manufacturing plant	$10,111,867	$9,790,700

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($15,063,000). The contract includes land use rights for 46,021 square meters and construction space of 21,029 square meters. As of September 30, 2011 and December 31, 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($10,111,867) and RMB 64,734,150 ($9,790,700) respectively and is recorded as construction in progress deposit, as ownership of the premise will not be transferred to the Company until construction is completed. The Company anticipates construction to be completed by the fourth quarter of 2011.

NOTE 12 - INTANGIBLE ASSETS

As of September 30, 2011 and December 31, 2010, the Company's intangible assets were summarized as follows:

	Useful life	September 30, 2011	December 31, 2010
			(Audited)

Software	3 years	$192,106	$30,448
Domain name, logo & trade mark (from related party)	Indefinite	349,600	349,600
Technology use right	1 year	124,705
Patent techniques	10 years	180,310	174,583
Total cost		846,721	554,631

Less: Total accumulated amortization		(78,707)	(29,173)

Intangible assets, net		$768,014	$525,458

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the nine months ended September 30, 2011 and 2010 was $42,446 and $9,230 respectively. The amortization of intangible assets for the three months ended September 30, 2011 and 2010 was $21,840 and $7,186 respectively. The estimated amortization for the next five years as of September 30, 2011 and thereafter is expected to be as follows by years:

2012	$196,380
2013	76,853
2014	44,733
2015	18,031
2016	18,031
Thereafter	64,386

Total	$418,414

NOTE 13 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of September 30, 2011 and December 31, 2010, the Company's short term loans consisted of the following:

	September 30, 2011	December 31, 2010
		(Audited)

Bank of Communication Tianjin Branch ("BOCTB"), due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL - related party	$-	$3,024,895

BOCTB, due from June 28, 2010 to June 27, 2011 with floating interest, guaranteed by TCBGCL - related party	-	3,024,895

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL - related party	-	3,024,895

BOCTB, due from August 18, 2010 to August 17, 2011 with floating interest, mortgaged by fix assets	-	1,119,211

BOCTB, due from November 3 to August 2, 2011 with benchmark interest rate plus 10%, guaranteed by TCBGCL - related party	-	4,537,342

BOCTB, due from December 8, 2010 to June 8, 2011, interest adjusted to the preferred interest rate as of the due date, guaranteed by Leimone (Tianjin) Industrial Co., Ltd. - related party	-	1,659,530

Northern International Trust & Investment Co., Ltd, due from October 13, 2010 to October 12, 2011 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center	1,874,473	1,814,937

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	-	3,024,895

BOCTB, due from July 4, 2011 to July 3, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,124,121	-

BOCTB, due from June 20, 2011 to June 16, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,124,121	-

BOCTB, due from June 14, 2011 to June 13, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,061,640	-

BOCTB, due from August 18, 2011 to August 17, 2012, with benchmark interest rate plus 5%, mortgaged by fixed assets	3,124,121	-

BOCTB, due from August 3, 2011 to August 1, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	4,686,182	-

China Merchant Bank Tianjin branch, due from July 29, 2011 to January 28, 2012, interest at 7.93%, mortgaged by bank notes amounted to $781,030 (RMB5,000,000)	749,789	-

Tianjin Jiuzhi Small-sum Loan Co., Ltd., due from September 22 to October 21, 2011, interest at 3% of the principal for the period, guaranteed by Tianjin Leimone and Gu Lei (a)	4,686,182	-

Key Network Holdings Limited, due from May 31, 2010 to May 31, 2012 with interest at 6%.	715,064	715,064

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	1,983,817	-

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	624,824	-

Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	156,206	-

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd.	359,274	-

HSBC Suzhou Branch, due from August 15, 2011 to January 12, 2011 with interest at SIBOR+4.0%, guaranteed by tangible assets of the Company (b)	1,000,000	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital	234,309	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital	312,412	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital	531,101	-

Total short-term loans	$30,347,636	$21,945,664

(a)	On October 21, TCB renewed the loan agreement with the lender, the borrowing period was extended to November 21, 2011 and the renewed interest rate is 3.5% of the principal for the period.
(b)

Based on a corporate guarantee from the Company and a personal guarantee from Mr. Gu for financing up to 85% of invoice for approved buyer of Profit Harvest, this loan is subject to certain covenants which should be complied at all times. Those covenants includes but not limited to tangible net worth not less than $40 million and net gearing not greater than 1.2 times. As of September 30, 2011, the Company is in compliance of those covenants.

NOTE 14 - NOTES PAYABLE

These notes are payable in three to six months and bear no interest. The balance of notes payable as of September 30, 2011 and December 31, 2010 consisted of the following (all were bankers' acceptances):

	September 30, 2011	December 31, 2010
		(Audited)

CECCC, honored by the BOCTB, from July 12, 2010 to January 12, 2011, secured by $907,468 of cash in bank	$-	$1,814,937

CECCC, honored by the BOCTB, from July 14, 2010 to January 14, 2011, secured by $1,361,203 of cash in bank	-	2,722,405

CECCC, honored by the BOCTB, from September 14, 2010 to March14, 2011, secured by $1,512,447 of cash in bank.	-	3,024,895

CECCC, honored by the BOCTB, from September 16, 2010 to March 16, 2011, secured by $2,268,671 of cash in bank.	-	4,537,342

CECCC, honored by the BOCTB, from September 17, 2010 to March 17, 2011, secured by $1,615,294 of cash in bank.	-	3,230,588

CECCC, honored by the BOCTB, from September 19, 2010 to March 19, 2011, secured by $2,422,941 of cash in bank.	-	4,845,882

CECCC, honored by the BOCTB, from October 9, 2010 to April 9, 2011, secured by $1,814,937 of cash in bank.	-	3,629,874

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd., honored by the China Bohai Bank, from December 10, 2010 to June 10, 2011, secured by $1,512,447 of cash in bank.	-	1,512,447

CECCC, honored by the BOCTB, from July 14, 2011 to January 14, 2012, secured by $937,236 of cash in bank	1,874,473	-

CECCC, honored by the BOCTB, from July 20, 2011 to January 20, 2012, secured by $1,405,855 of cash in bank	2,811,709	-

Shanghai Zhanqiao, honored by the BOCTB, from August 8, 2011 to February 8, 2012, secured by $1,562,061 of cash in bank	1,562,061	-

CECCC, honored by the BOCTB, from September 20, 2011 to March 20, 2012, secured by $3,905,152 of cash in bank.	7,810,303	-

CECCC, honored by the BOCTB, from September 22, 2011 to March 22, 2012, secured by $3,202,224 of cash in bank.	6,404,449	-

CECCC, honored by the BOCTB, from September 27, 2011 to March 27, 2012, secured by $968,478 of cash in bank.	1,936,955	-

CECCC, honored by the BOCTB, from April 13, 2011 to October 13, 2011, secured by $749,789 of cash in bank	1,499,578	-

CECCC, honored by the BOCTB, from April 18, 2011 to October 18, 2011, secured by $1,124,684of cash in bank	2,249,368	-

Total notes payable	$26,148,896	$25,318,370

The Company is contingently liable for a total of RMB 62.7 million, or approximately US$9.8 million, for notes received from customers that are either discounted or endorsed but not matured as of September 30, 2011.

NOTE 15 - ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2011 and December 31, 2010, the accrued expenses and other payables of the Company were summarized as follows:

	September 30, 2011	December 31, 2010
		(Audited)

Accrued filing fees	$403,904	$347,558
Accrued rework cost	298,828	229,472
Accrued consulting fee	-	51,038
Acquisition payable*	305,000	152,500
Welfare & salary payable	95,080	271,787
Other	196,316	118,597

Total accrued expenses and other payables	$1,299,128	$1,170,952

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 (see Note 1).

NOTE 16 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $618,998and $599,338 (audited) as of September 30, 2011 and December 31, 2010 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due from related parties

As of September 30, 2011 and December 31, 2010, due from related parties were:

	September 30, 2011	December 31, 2010
		(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$12,672,292	$26,085
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	185,260	232,614
Leimone (Tianjin) Industrial Co., Ltd.	9,276,051	16,338,738
Beijing Leimone Shengtong Cultural Development Co., Ltd.	2,745,657	703,042
Tianjin Tong Guang Group	-	557,325
Shenzhen Leimone	601,178	328,694
712 (Shareholder)	998,589	870,076

Total due from related parties	$26,479,027	$19,056,574

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the nine months ended September 30, 2011 and 2010, the Company recorded revenues of $21,603,055 and $688 from sales to Electronics Science & Tech respectively. For the three months ended September 30, 2011 and 2010, the Company recorded revenues of $9,061,134 and Nil from sales to Electronics Science & Tech respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the nine months ended September 30, 2011 and 2010, the Company recorded total purchases from Tianjin Leimone of $36,153,234 and $15,422,945 respectively. The amount due from Tianjin Leimone represented advances of $2,549,949 and $9,780,893 as of September 30, 2011 and December 31, 2010 respectively. The Company also sold certain products to Tianjin Leimone. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of September 30, 2011 and December 31, 2010, the balance of such loans was $6,726,102 and $6,557,845 respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") for short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and are due on demand.

Tianjin Tong Guang Group, a 20% shareholder of our TCB subsidiary, borrowed money from the Company. The borrowings bear no interest and are due on demand.

712 is a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the nine months ended September 30, 2011 and 2010, the Company recorded revenues from sales to 712 of $15,757,425 and $13,501,391 respectively. For the three months ended September 30, 2011 and 2010, the Company recorded revenues from sales to 712 of nil and $12,119,315 respectively. In addition, the Company purchases raw materials from 712. For the nine months ended September 30, 2011 and 2010, the Company recorded purchases from 712 of $15,523,282 and $19,184,276 respectively. For the three months ended September 30, 2011 and 2010, the Company recorded total purchases from 712 of nil and $9,180,111 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. The amount of $601,178 and $328,649 (audited) as of September 30, 2011 and December 31, 2010 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. In addition, for the nine months ended September 30, 2011 and 2010, the Company recorded revenues from sales to Shenzhen Leimone of $153,695 and Nil respectively. For the three months ended September 30, 2011 and 2010, the Company recorded revenues from sales to Shenzhen Leimone of $153,695 and Nil respectively.

Due to related parties

As of September 30, 2011 and December 31, 2010, due to related parties was:

	September 30, 2011	December 31, 2010
		(Audited)

Hui Pak Kong	$277,076	$-
Tianjin Tong Guang Group	868,371
Tianjin Tong Guang Group Special Equipment Co., Ltd.	-	3,781
Key Network Holdings Limited	1,309
Beijing Leimone Shengtong Cultural Development Co., Ltd.	4,500	-
Gu	2,734,695	2,880,559

Total due to related parties	$3,885,951	$2,884,340

The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of September 30, 2011 and December 31, 2010, the balance of such loans was $277,076 and Nil respectively.

Tianjin Tong Guang Group, a 20% shareholder of our TCB subsidiary, provides fundsto the Company with no interest and are due on demand.

Gu provides fund to the Company with no interest and are due on demand. As of September 30, 2011 and December 31, 2010, the balances of funds provided by Gu was $2,734,695 and $2,880,559 respectively.

NOTE 18 - LONG-TERM PAYABLES
	September 30, 2011	December 31, 2010
		(Audited)

Acquisition payable	$290,000	$580,000

Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010. Two equal payments of $145,000 each are due six months apart with the first payment due on December 1, 2012.

NOTE 19 - LONG-TERM LOAN
September 30, 2011

HSBC, due on January 4, 2013 with interest at 6.24%.	$12,831

NOTE 20 - STOCKHOLDERS' EQUITY

COMMON STOCK

During 2010, 100,000 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.24 per share.

There were 100,000 shares of common stock issued to two consultants for their 12 months of service to the Company from January 1, 2010. These shares were valued at $6.78 per share, the closing price on January 8, 2010 which was the last available price prior to the signing of agreement. The amount recorded was non-cash compensation charge of $678,000 during 2010.

We issued 15,000 shares of common stock to a consultant for his 19 months of service to the Company from June 1, 2010. The shares were valued at $5.98 per share, the closing price on June 17, 2010 which was the date of the consulting agreement. As of September 30, 2011 and December 31, 2010, non-cash compensation expense of $42,489 and $33,047 respectively was recorded and deferred expenses of $14,163 and $56,653 respectively was recorded.

On November 28, 2010 and subsequently on December 10, 2010, the Board of Directors approved of the grant of 52,000 shares of common stock to members of the Board for their service over the next 12 months. The shares were valued as of the dates of grant. As of September 30, 2011 and December 31, 2010, non-cash compensation expense of $139,560 and $15,507 respectively was recorded and deferred expenses of $31,013 and $170,573 respectively was recorded. These shares were issued in January 2011, therefore as of December 31, 2010, these 52,000 shares were recorded as shares to be issued

The Company issued 59,159 shares of common stock in January 2010 for the exercise of Series B warrants which were exercised during the year ended December 31, 2009 and were part of shares to be issued as at December 31, 2009.

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

On November 15, 2010, the Company closed a private placement in which 2,113,664 shares of our common stock were sold at $3.75 per share and 1,585,248 Series G warrants were issued for gross proceeds of $7,926,240. Another 42,273 stock purchase warrants were issued to placement agents in connection with the transaction; both the Series G warrants and the placement warrants are exercisable at $4.71 per share and expire in 5 years. The placement agents involved in the transaction were paid a 7% commission and granted 42,273 warrants exercisable at $4.71 per share. Under terms of the securities purchase agreement, the Company was obligated to file a registration statement for the securities sold within 45 days from the date of the agreement and cause the registration statement to be declared effective within a maximum of 120 days, otherwise penalties will be assessed against the Company. A registration statement on Form S-3 was filed with the SEC on December 23, 2010 and was declared effective on January 7, 2011, and the Company fulfilled its obligation to register the securities. Legal and other fees incurred for this transaction were approximately $470,000. The Company paid commissions of approximately $560,000.

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

During the quarter ended September 30, 2011, 4,800 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.58 per share.

In January 2011, 1000 Series A warrants were exercised at $3.74 per share.

On January 4, 2011, the Company acquired 100% of CDE by issuing 484,800 shares of our common stock to the owners of Celestial. The shares were valued at $3.75 per share.

In March 2011, the Company contracted a consultant for 12 months of legal services which began in January 2011 for the issuance of 30,000 shares of our common stock. The shares were valued at $3.42 per share, the closing price on March 21, 2011 which was the date of approval by the Company's Board of Directors. As of March 31, 2011, these 30,000 shares were recorded as shares to be issued; the shares were issued during the quarterly period ended June 30, 2011. As of September 30, 2011, we recorded non-cash compensation expense of $76,950 and deferred expenses of $25,650.

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

The Company granted on May 6, 2010, Series F warrants to the investors for their temporary forfeiture of their right to participate in the Company's future financings.

Series F Warrants: The Series F warrants have an exercise price of $6.00 and a term of 5 years from the issue date. The Company issued 375,000 F warrants to investors who participated in private placement transaction pursuant to the Securities Purchase Agreement dated October 15, 2009, to temporarily waive their right for eight months to participate in a future offering of the Company. The investors originally have a period of twenty-four months ("Rights Period") in which they have the right to participate, and for providing a temporary waiver, an eight-month duration is added to the original expiration of the Rights Period.

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

The following summary represents warrants activity for the nine months ended September 30, 2011:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2010	4,467,190	$ 4.09	$1,697,532

Granted	-	-
Lapsed	-	-
Exercised	(1,000)	$ 3.74
Balance, September 30, 2011	4,466,190	$ 4.09	$-

The following presents warrants summary as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	4,466,190	3.52 years	$4.09	4,466,190	$4.09

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

NOTE 21 - STOCK OPTIONS

Previous Plan

Prior to the acquisition of Gold Lion, the Company issued stock options to its previous employees, officers and directors. Pursuant to terms of the Share Exchange Agreement, outstanding stock options at the closing of the acquisition remain valid for the full life of the options regardless if the employee, officer and director will or will not remain in any capacity with the Company. There were 423,100 shares of options outstanding as of September 22, 2009, the effective date of the reverse merger between Zoom and Gold Lion, with expiration in 3 years from the date of grant and in various stages of vesting. The non-cash compensation charges of these stock options will be recorded by the spun-off subsidiary, Zoom Telephonics, and shall not be expensed by the Company.

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

During 2010, 100,000 options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.24 per share.

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

During the quarter ended September 30, 2011, 4,800 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.58 per share.

The following summary represents options activity for the nine months ended September 30, 2011 under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	211,650	$ 3.25	$427,612

Granted	-	-
Lapsed	(41,100)	-
Exercised	(39,200)	$ 2.78
Balance, September 30, 2011	131,350	$ 1.79	$720

The following represents options summary as of September 30, 2011 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	131,350	0.31 years	$1.79	131,350	$1.79

THE 2009 EQUITY INCENTIVE COMPENSATION PLAN

On December 10, 2009, the Company's Board of Directors ("BOD") approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), and 1,100,000 options were granted on the same day to current employees, executives and directors of the Company, with an exercise price of $6.18 per share, expiration between 1 and 3 years, and vesting over the life of the options.

On November 28, 2010, the Company's BOD approved re-pricing of the outstanding options from the exercise price of $6.18 to $3.75 per share.

On December 1, 2010, the Company's BOD approved of the granting of 677,000 options to current employees and executives of the Company, with an exercise price of $3.75 per share, vesting over 3 years and expiration in 3.25 years.

On July 1, 2011, the Company's BOD approved of the granting of 225,000 options to replace options that expired unexercised on June 9, 2011. Such options, issued to outside directors and personnel in management, sales and marketing, have an exercise price of $2.50 per share, vest over 2 quarters and expire in 2 years.

The following summary represents options activity for the nine months ended September 30, 2011 under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	1,767,000	$ 3.75	$1,265,040

Granted	225,000	$ 2.50
Lapsed	(235,000)	-
Exercised	-	-
Balance, September 30, 2011	1,757,000	$ 3.59	$-

The following represents options summary as of September 30, 2011 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	1,757,000	1.86 years	$3.59	780,500	$3.57

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

The Company determined the grant date fair value of 225,000 options of $0.49 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $2.50 per share, exercise price of $2.50 per share, expected life of 2.0 years, volatility of 34.43% and discount rate of 0.50%.

NOTE 22- INCOME TAX

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

Since Nollec has pre-tax loss for the nine months period ended September 30, 2011, the Company's net income and earnings per share had no effect due to its income tax exemption.

Profit Harvest and CDE are governed by the Income Tax Law of Hong Kong, which is generally subject to tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments.

TCB Digital had pre-tax loss of $360,102 and pre-tax profit of $550,883 for the nine months ended September 30, 2011 and 2010 respectively, while Jiangsu Leimone had pre-tax loss of $801,131 and $19,152 for the nine months ended September 30, 2011 and 2010 respectively, while Profit Harvest had pre-tax profit of $12,333,401 and $11,408,108 for the nine months ended September 30, 2011 and 2010 respectively, while Nollec Wireless had pre-tax loss of $1,884,866 for the nine months ended September 30, 2011, while CDE had pre-tax loss of $133,576 for the nine months ended September 30, 2011.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax assets:		(Audited)

Inventory impairment reserve	$-	$28,763
Accrued expenses	29,625	28,684
Bad debt allowance	24,597
Other expenses not deductible in this period	12,985
Expensed Technology development cost	131,799	-
Inventory shortage	98,539	95,410
Long-term investment impairment	17,573	17,014
	315,118	169,871
Less: Valuation allowance	-	-

Total deferred tax assets	315,118	169,871

Deferred tax liabilities
Developed products	(68,632)	(66,452)

Deferred tax assets, net	$246,486	$103,419

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010

US statutory rates	34.0%	34.0%
Tax rate difference	(22.6)%	(13.4)%
Valuation allowance	16.5%	-
Tax for prior year	1.3%	3.0%

Tax per financial statements	29.4%	23.6%

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010

US statutory rates	34.0%	34.0%
Tax rate difference	(13.0)%	(14.8)%
Valuation allowance	(0.6%)	(1.3)%
Tax for prior year	5.0%	0.5%

Tax per financial statements	26.6%	18.4%

Foreign pretax earnings approximated $9.2 million for the nine months ended September 30, 2011. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At September 30, 2011, approximately $29 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $2.6 million would have to be provided if such earnings were remitted currently.

NOTE 23 - STATUTORY RESERVES

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the nine months ended September 30, 2011 and 2010, the Company appropriated Nil and $58,789 to statutory surplus reserve respectively. As of September 30, 2011 and December 31, 2010, the Company's statutory surplus reserve was $682,528 and $682,528 respectively.

NOTE 24 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

Nine months ended September 30, 2011	Sales Revenue	% to Total Sales

Tianjin Optical Communication Technology Co., Ltd.	$23,715,637	14%
TCB Group Electronic & Science Co.,Ltd - related party	21,603,055	13%
Achemetal Inc	19,242,916	12%

Total	$64,561,608	39%

Nine months ended September 30, 2010	Sales revenue	% to Total sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$24,504,798	15%

Beijing Baina Wei'er Science and Technology Co., Ltd.	17,656,185	11%

Hong Kong Newway International Industrial Limited	20,972,695	13%

Larson Limited	33,719,678	20%

Total	$96,853,356	59%

(b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

Nine months ended September 30, 2011	Total Purchases	% to Total Purchases

Leimone (Tianjin) Industrial Co., Ltd. - related party	$36,153,234	23%

Tianjin 712 Communication and Broadcasting Co., Ltd.	15,523,282	10%

Total	$51,676,516	33%

Nine months ended September 30, 2010	Total purchases	% to Total purchases

Beijing Beny Wave Science & Technology Co. Ltd	$36,222,698	25%

Leimone (Tianjin) Industrial Co., Ltd. - related party	37,506,814	26%

Total	$73,729,512	51%

NOTE 25 - OPERATING RISK

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

  Interest risk

  The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of September 30, 2011 and 2010 and believes its exposure to interest rate risk is not material.

NOTE 26 - COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at Rmb 8 ($1.25) per square meter per month for production facilities and dormitory space. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at Rmb 137 ($21.37) per square meter per month for 1,409 square meters and with rent at Rmb 131 ($20.44) per square meter per month for 388 square meters. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are HKD10,588 ($1,363) and HKD3,402 ($438) respectively per month. The commitments of the Company as of September 30, 2011 for the next 2 years are as follows:

2012	$636,882
2013	251,300

Total minimum lease payments	$888,182

NOTE 27- SUBSEQUENT EVENTS

ACQUISITION OF 55% OF PORTABLES UNLIMITED LLC

On October 12, 2011, the Company and Zoom USA Holdings, Inc. ("Zoom Sub"), a newly formed wholly-owned subsidiary of the Company, entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration for the 50% interest in Portables, the Company (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% per annum and matures three years from the date of issuance. In addition, the Company purchased an additional 5% interest in Portables for $750,000, to be paid within thirty days of the closing date.

Further, in connection with the transaction, the Company assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. in the amount of $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness is payable under the following schedule: $2,500,000 is due on November 10, 2011 (the "Initial Payment"), $1,400,000 is due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 is due on December 20, 2011 (the "Final Payment"). If the Initial Payment and Second Payment are made in a timely manner, T-Mobile will waive the Final Payment. If the Final Payment is waived, the Company agrees to pay other outstanding indebtedness of Portables in the amount of $4,500,000, less the amount of T-Mobile Indebtedness paid off. As of November 7, 2011, the first payment of $2,500,000 to T-Mobile has been made.

In summary, the consideration paid by the Company for 55% of Portables was $8,250,000. For successful completion of this acquisition transaction, the Company granted a total of 1,030,000 shares of common stock to senior management to be earned over a three and a half year period. Additional information on this transaction is available on Form 8-K filed with the SEC on October 18, 2011.

INVESTMENT FROM SPREADTRUM COMMUNICATIONS, INC.

On October 26, 2011, Zoom Technologies, Inc. ("Zoom" or the "Company") completed the sale of 1,676,300 shares of common stock to Spreadtrum Communications, Inc., ("Spreadtrum") at $1.73 per share for $2,900,000. There were no warrants or registration rights attached to the sale. Additional information on this transaction is available on Form 8-K filed with the SEC on November 1, 2011.

ENTRY OF ORDER APPROVING STIPULATION OF SETTLEMENT OF CLAIM

On November 3, 2011, the Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida (the "Court") entered an Order Approving Stipulation for Settlement of Claim (the "Order") in the matter entitled Socius CG II, Ltd. ("Socius") v. Zoom Technologies, Inc. (the "Company"). The Order provides for the full and final settlement of Socius GC II, Ltd.'s $2,500,000 claim against the Company (the "Claim"). Socius purchased the Claim from a creditor of Portables Unlimited LLC ("Portables"), a majority owned subsidiary of the Company. Pursuant to the terms of the Order, the Zoom issued and delivered to Socius 2,200,000 shares of common stock (the "Settlement Shares"), subject to adjustment as set forth in the Order and the Stipulation of Settlement. The settlement of the Claim will enable Zoom to make its first installment payment to T-Mobile USA, Inc., in connection with the Company's acquisition of a majority interest in Portables as described above. Additional information on this transaction is available on Form 8-K filed with the SEC on November 4, 2011.

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

Business Overview

Gold Lion was founded by Mr. Lei Gu in September 2002 in the British Virgin Islands, and Gu was the sole owner of one issued and outstanding share of common stock. Through a resolution of Gold Lion on November 26, 2008, Gold Lion issued 705 shares to Gu and 294 shares to Mr. Songtao Du, resulting in 1,000 issued and outstanding shares of common stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Mr. Wei Cao, with all rights to such shares including voting rights. Consequently, Gu and Cao jointly controlled 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion. Profit Harvest sells mobile phone products and components to retailers and other wholesalers.

Pursuant to a capital injection agreement (the "CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, were to invest additional RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% equity interests respectively of TCB Digital, a 51.0% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% equity interest in TCB Digital to Gu for a 29.4% stake in Gu's company.  TCB Digital is mainly engaged in research & development, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement pursuant to which GD Industrial Company transferred 60% equity of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. for $10,273 to Gold Lion. In July 2008, the company's name was changed to Jiangsu Leimone Electronic Co., Ltd., or Jiangsu Leimone. In January 2008, Gold Lion invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase Gold Lion's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, Gold Lion acquired the remaining 20% equity interest of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for cash of $103,214 (HK$800,000). After this transaction, Gold Lion obtained 100% ownership of Jiangsu Leimone. Jiangsu Leimone is engaged in the R&D and production of electronic assemblies, 3G mobile handsets, wireless communication modules, GPS receivers and computer software.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.0% equity interest of TCB Digital to Jiangsu Leimone on December 30, 2008.

Increased ownership in TCB Digital

Mr. Gu exercised an option to acquire an additional 28.97% of TCB Digital. Under the terms of the Share Exchange Agreement dated January 28, 2009, amended on May 12, 2009, and approved by our shareholders on September 8, 2009, at such time as Mr. Gu completes his acquisition of 28.97% of TCB Digital, Mr. Gu had the option to transfer this stake in TCB Digital for 2,402,576 shares of Zoom common stock. As of March 31, 2010, Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital and exchanged this ownership in TCB Digital for 2,402,576 shares on our common stock, which increased the Company's ownership of TCB Digital from 51.0% to 80%.

Acquisition of Nollec Wireless

On April 29, 2010, the Company executed a share exchange agreement (the "Nollec Agreement") to acquire 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company in Beijing, China. The consideration for Nollec Wireless was $10.96 million in cash and stock. The consideration agreed upon by the Company and the owners of Nollec Wireless was based on the appraised value. Pursuant to the Nollec Agreement, $1.37 million of the total was to be paid in cash by the Company, of which $500,000 was paid and $870,000 will be paid over a three-year period, and the balance of $9.59 million was paid by issuance of 1,342,599 unregistered shares of the Company's common stock ("Payment Shares"). The value of the Payment Shares was based on the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The acquisition closed May 31, 2010.

Acquisition of Celestial Digital Entertainment

On December 20, 2010, the Company executed a share exchange agreement to acquire 100% of the shares of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration for CDE was $1.818 million in stock. The number of shares issued to the owners of CDE was determined based on $3.75 per share, the greater of $3.75 or the weighted average closing price of Zoom shares as traded on Nasdaq for the 10 consecutive trading days prior and leading up to the day immediately before the date of the Agreement. The acquisition closed January 4, 2011.

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

  Zoom will continue to build our export business; and

  Zoom, through its majority owned subsidiary of Portables Unlimited, LLC, will operate the business of cellular service and products distribution in the United States.

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

CDE capitalizes cost of development of software for hosting purpose in accordance with ASC subtopic 350-40 ("ASC 350-40"), Intangibles-Goodwill and Other: Internal-Use Software (Pre-codification: Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). As such, CDE expenses all costs incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance. Costs incurred in the development phase are capitalized and amortized over the estimated product life. Since the inception of CDE, the amount of costs qualifying for capitalization has been insignificant and as a result all internally used software development costs were expensed as incurred.

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

Results of Operations for the Quarter ended September 30, 2011

Revenues

Our revenues were $50,748,605 for the quarter ended September 30, 2011, a decrease of 29.7% compared to $72,155,779 in the corresponding quarter in 2010. The decrease of revenues in the third quarter of 2011 compared to the corresponding quarter in 2010 was due to reduction in sales in both the EMS sector and our own branded mobile phones. The Company believes the reduction in sales is a result of credit tightening policies in China. In the third quarter of 2011, we sold 152,150 units of our proprietary Leimone brand phones of which 121,700 were 3G handsets, and we sold 51,104 units of our LongTel brand phones to India. Revenues from sales of our own branded products in the third quarter of 2011 were $14.1 million, about 27.8% of total revenues, as compared to $14.0 million and about 19.4% of total revenues for the corresponding quarter in 2010. Our revenue, other than our own brand phone sales, for the third quarter of 2011 was $36.7 million.

For the first nine months of 2011, our revenues were $167,358,736 compared to $166,011,921 for the same nine months of a year ago.

In terms of quantities, we manufactured 0.34 million pieces of main circuit boards (PCBA) and 0.85 million complete mobile phones in the quarter ended September 30, 2011, compared to 2.62 million pieces of PCBA and 1.37 whole phones in the corresponding quarter of 2010.

The average sales price of our Leimone phones in the third quarter of 2011 was $87 per unit versus $61 per unit of a year ago. The average sales price of our Longtel phones to India in Q3 2011 was $18 per unit.

Cost of goods

For the quarter ended September 30, 2011 our cost of goods was $44,046,505 or 86.8% of revenues, while cost of goods for the corresponding quarter in 2010 was $64,783,811 or 89.8% of revenues. Cost of goods for our own brand phones is generally between 80% to 90% of sales while that for the EMS sector is about 94%.

Gross Profit

Gross profit for the quarter ended September 30, 2011 was $6,702,100 down from $7,371,968 for the corresponding 2010 quarter due to lower sales. Gross profit as a percentage of revenues for the third quarter of 2011 was 13.2%, compared to 10.2% for the corresponding quarter in 2010. Gross margin for our Leimone brand phones ranges between 10% to 20%, gross margin for our LongTel brand phones sold to India during this quarter was about 5% since these are lower priced handsets. Our EMS segment generates a gross margin of approximately 6% for the non-consignment manufacturing contracts where we are required to procure all of the components, and higher gross margin for the consignment contracts where there is no pass-through of component costs.

For the first nine months of 2011, our gross profit was $18,957,615 compared to $16,129,979 for the same nine months of a year ago.

Selling, general and administrative expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; and such expenses were $187,378 for the three months ended September 30, 2011 compared to $153,307 for the corresponding period in 2010.   The higher amounts in this category for 2011 resulted from the increased activities in the sales of our own brand products and for support of our export business.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $1,708,923 for the three months ended September 30, 2011 compared to $1,052,776 for the corresponding period in 2010. The increase of such expenses in 2011 was mainly due to legal, accounting and other expenses related to the Company maintaining compliance with the SEC and Nasdaq rules and regulations, and increased activities in acquisition and investment negotiation.

Research and development costs are expensed as incurred. Research and development costs during the three months ended September 30, 2011 and 2010 were $1,410,797 and $689,682 respectively. Out of the total R&D costs in the third quarter of 2011, approximately $1 million was incurred for the purpose of introducing new and more advanced products for release in 2012, including smartphones with the Android operating system based on Marvell and Qualcomm chipsets for overseas markets including the United States.

Non-cash compensation charges include stock option charges based on a Black-Scholes pricing model and values of common stock issued to consultants for services. Such charges for the three months ended September 30, 2011 and 2010 were $362,712 and $434,489 respectively.

For the three months ended September 30, 2011, total operating expenses were $3,669,810 or 7.2% of revenues compared to $2,330,254 or 3.2% of revenues in the corresponding 2010 period. These expenses were higher this year mainly due to increases in R&D expenses described above.

Other income/(expenses)-net

The Company's other expenses-net were $750,577 and $286,666 for the three months ended September 30, 2011 and 2010 respectively, which included interest expenses of $720,064 and $324,087 respectively. The net figures were the results of interest expense offset by interest income and also income from various non-recurring activities.

Net income

After incurring added R&D costs of approximately $1 million for new phone products, we report net income for the quarter ended September 30, 2011 of $1,755,099, a decrease of $2,046,170 from $3,801,269 for the corresponding 2010 quarter. Net income as a percentage of revenues, for the third quarters of 2011 and 2010 was 3.5% and 5.3% respectively. The increase in R&D expenditures, as described above, and also lower sales, decreased our income from operations and resulted in lower net income compared to the 2010 period.

For the first nine months of 2011, our net income was $5,023,248 compared to $7,731,619 for the same nine months of a year ago.

Foreign currency translation gain

For the three months ended September 30, 2011 and 2010, the Company's foreign currency translation gains were $175,224 and $420,112 respectively. Foreign currency translation gain resulted from foreign currency exchange changes particularly the Renminbi against the USD. The gain or loss can result in a reverse in future periods if the trend in the exchange rate of the Reminbi to the USD changes direction.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from Chinese banks. As of September 30, 2011, the Company had cash and equivalents of $5,851,519 and restricted cash of $13,855,478. Restricted cash is our deposit held as security at banks for the ability to issue twice the amount in interest-free notes for our purchase of production materials. We had cash and equivalents of $6,374,103 and restricted cash of $13,503,122 as of December 31, 2010.

Net cash used in operating activities for the nine months ended September 30, 2011 was $10,004,220 compared to net cash provided by operating activities for the 2010 period of $15,617,350. In the first nine months of 2011, operational use of funds included an increase in advances to suppliers of $16,462,684 as we geared up for new manufacturing contracts and launching of new products, an increase in related parties receivables of $8,004,040, a decrease in accounts payable of $232,497 and an increase in inventories of $202,940; offset by a reduction in accounts receivable of $5,617,608, an increase in advance from customers of $1,546,012, an increase in accrued expenses and other current liabilities of $795,132 and a decrease in prepaid expenses of $38,596.

Net cash provided by investing activities was $408,068 in the first nine months of 2011 which was primarily proceeds from cash increase due to acquisition of subsidiaries of $235,112 and return from purchase of property and equipment of $250,603, while payment on notes receivable used $166,781. There was also an increase in restricted cash of $89,134. Net cash used in investing activities in the same period of 2010 was $6,196,073 which included primarily of deposit for the purchase of our new manufacturing plant of $9,941,004.

Net cash provided by financing activities was $9,012,445 in the first nine months of 2011 which included proceeds from short-term loans of $30,713,438, receipt from related parties of $9,932,981 and collection on advance to related parties of $1,242,087; while offset by repayment on short-term loans of $23,115,701, repayment on borrowing from related parties of $9,387,995 and advance to related parties of $539,295. In the 2010 period, we had proceeds from short-term loans of $28,064,338, receipts from related parties of $21,080,990 and issuance of shares for cash of $1,044,833, while offset by repayments on short-term loans of $25,130,273, repayment on related parties borrowings of $23,380,225, advance to related parties of $6,182,774 and repayment on notes payable of $4,489,120; resulting in net cash used in financing activities of $8,905,947.

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

Off Balance Sheet Arrangements

As of September 30, 2011, Zoom had no off balance sheet arrangements.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2011, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, such control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 4. Reserved.

Item 5. Other Information. None

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 10.1† Securities Purchase Agreement, dated October 18, 2011.
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
101.CAL**     XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**     XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**     XBRL Taxonomy Extension Label Linkbase Document
101.PRE**     XBRL Taxonomy Extension Presentation Linkbase Document

_______________

† Confidential treatment has been requested for portions of this document by Spreadtrum Communications, Inc. in its Schedule 13D filed on November 4, 2011. The omitted portions of this document have been filed with the Securities and Exchange Commission by Spreadtrum Communications, Inc.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 15, 2011 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

10.1†	Securities Purchase Agreement, dated October 18, 2011. PDF
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO PDF
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO PDF
32.0	Section 1350 Certifications PDF
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

†

Confidential treatment has been requested for portions of this document by Spreadtrum Communications, Inc. in its Schedule 13D filed on November 4, 2011. The omitted portions of this document have been filed with the Securities and Exchange Commission by Spreadtrum Communications, Inc. these sections.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.