Form 10-K
period 2011-12-31
ZOOM TECHNOLOGIES INC
filed 2012-04-16
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K
 __________

☑ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Headquarters:
 Sanlitun SOHO, Building A, 11th Floor
No.8 Workers Stadium North Road
Chaoyang District, Beijing 10027, China

U.S. Office:
 136 First Street
Nanuet, NY 10954
  (Address of Principal Executive Office) (Zip Code)

1-845-507-8200
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of the Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2011(computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was $24,808,179.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 30, 2012 was 24,134,043 shares.

ZOOM TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011
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

PART I

ITEM 1 — BUSINESS

Corporate Overview

Zoom Technologies, Inc. (the "Company") was incorporated in the state of Delaware on February 29, 2002. Until September 22, 2009, our business was the design, production, marketing, sales, and support of broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products.

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

The Company, through Gold Lion, is the owner of 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong ("Profit Harvest") and through Gold Lion's wholly owned subsidiary, Jiangsu Leimone, is the owner of 80% of TCB Digital, a company organized under the laws of the People's Republic of China ("PRC"). The Company's ownership of TCB Digital increased from 51% to 80% when our Chairman and Chief Executive Officer, Mr. Lei Gu, through Hebei Leimone Technology Company, Ltd. ("Hebei Leimone"), a company controlled by him, exercised an option to purchase an additional 28.97% of TCB Digital and transferred such ownership to the Company on March 29, 2010. The Company issued 2,402,576 shares of common stock to Hebei Leimone's assignees as consideration for such transfer. Profit Harvest serves as the sales and marketing arm of TCB Digital and Jiangu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital. Substantially all of the revenues of Zoom are currently generated by TCB Digital and Profit Harvest, and from June 1, 2010 onwards by Nollec Wireless (see next paragraph), and from October 12, 2011 onwards by Portables Unlimited LLC. Both TCB Digital and Jiangsu Leimone are in the business of manufacturing, research and development, and sales of electronic components for third generation mobile phones, wireless communication circuitry, GPS equipment, and related software products.

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

On January 4, 2011, the Company through its wholly-own subsidiary in Hong Kong, Profit Harvest, acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration was $1,818,000 to be divided by the Volume Weighted Average Closing Price of ZOOM for the 10 consecutive trading days leading up to the day before the date of this Share Exchange Agreement, or $3.75 per share, whichever is greater. This resulted in the issuance of 484,800 shares to acquire CDE.

CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone apps in Asia. The acquisition transaction closed on January 4, 2011, and CDE became a wholly owned subsidiary of Profit Harvest.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a newly formed wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance.

In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000 that is currently outstanding and was payable within 30 days of the closing date.

Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off.

Our principal executive offices are located in the People's Republic of China at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027; our telephone number is 86-10-5935-9000. Our U.S. office is located at Portables' offices at 136 First Street, Nanuet, NY 10954, and the telephone number is 1-845-507-8200. Our corporate web site address is www.zoom.com.

The diagram below summarizes our corporate structure as of December 31, 2011:

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

The Company through its Portables subsidiary operates an exclusive wholesale distributor business for T-Mobile products and services in the United States. The Company also has the right to sell branded mobile handsets including those carrying the Zoom brand name and related peripherals in the retail stores managed by Portables under the agreement with T-Mobile.

Competitive Strengths

We are a vertically integrated mobile phone designer, manufacturer and sales services provider, and believe our competitive strengths include:

Experienced Management Team & Strong Technology Experts

Our main manufacturing subsidiary, TCB Digital, believes it has a well-established and efficient human resource strategy. Under this strategy, TCB Digital is able to develop and maintain a good management team, strong technical professionals, and highly skilled manufacturing operators. TCB Digital believes the combination of TCB Digital's internal development and hiring programs provide it with adequate and stable staffing for various levels of technical and managerial requirements. TCB Digital has a management team with expertise in manufacturing, product development, and marketing. Many managers have working experience and training from leading firms in the industry such as Motorola, BenQ, Samsung, Pemstar, Mitsum, and Foxconn. With respect to manufacturing, TCB Digital believes it has developed and maintained a highly efficient manufacturing operator team with strong discipline. Furthermore, TCB Digital believes it has a strong product research and development team that has demonstrated talent in developing state-of-art mobile devices that can meet market needs.

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

Advanced Manufacturing Facility & Process

Our Company has 14 SMT (Surface Mounting Technology) ("SMT") production lines, 12 assembly and testing lines, and about $6 million (net of depreciation) costs of advanced equipment to meet customers' different levels of technical requirements. Our current production lines have the capacity to manufacture up to 13 million units of mobile handsets annually.

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

We also have access to the US markets via our Portables subsidiary that allows us to place our Zoom branded products within the T-Mobile retail stores that we manage. We believe our competitors from the OEM space are not able to gain access to US markets because of significant barriers to entry due to controls by the major US operators.

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

Further expand market and sales channel

Currently we have mobile phone distributors and after-sales service centers at the national, provincial and municipal levels with 280 sites in China. Our distributors together with the mobile operators, sold over 1,800,000 units of our own branded products in 2011 and we anticipate that to grow in 2012. We continue to emphasize the importance of the online retail channels and also potentials in tier 3 and tier 4 cities and towns with population from 2,000,000 down to 600,000, as we believe these areas offer significant growth. We intend to invest in further expansion of our marketing and sales channels in these smaller cities and rural areas.

We intend to identify future acquisition targets that will enable us to grow our access to the Chinese, US and foreign markets. We want to develop relationships with our end user customers and gain direct market intelligence on their needs and expectations towards mobile handset products which we can apply to our product engineering.

We will work more closely with mobile carriers globally to provide complete end customer solutions to be bundled with the carriers to provide higher levels of customer satisfaction and market penetration.

Products and Technology

Our main manufacturing subsidiary, TCB Digital, has produced mobile phone and related products for customers since 2004. In 2011, we developed and produced GSM, CDMA and CDMA2000 mobile phones for OEM customers and also manufactured and sold 1.8 million phones under our own brand name of "Leimone". In addition, we provided EMS services for OEM customers of wireless data modules, cable TV boxes, digital cameras, tablet PCs, and printed circuit board assemblies ("PCBAs"). Our Leimone brand phones are sold through online retail services, and also China Telecom's retail network where these phones carry both logos of China Telecom and our own brand of "Leimone". On the EMS side, we continued to service large domestic OEM customers such as Beijing Tianyu Langtong which markets its products under the brand name of K-Touch.

Our Major Customers and Suppliers in 2011 and 2010 were as follows:

	Sales	% of Zoom
Major Customers in 2011	$ (millions)	Revenues

TCB Group Electronic & Science Co. Ltd - related party	$36.89	12%
Wui Lee Exchange	$30.66	10%
Total	$67.55	22%

Major Customers in 2010

Beijing Tianyu Langtong Communication Equipment Co. Ltd.	$27.93	11%
Beijing Baina Wei'er Science and Technology Co., Ltd.	$29.29	12%
Larson Limited	$52.32	21%
Total	$109.53	44%

	Purchases
Major Suppliers in 2011	$ (millions)	% of Total

Leimone (Tianjin) Industrial Co. Ltd. - related party	$93.08	36%
Yuechangrui Ltd.	$28.72	11%
Total	$121.80	47%

Major Suppliers in 2010

Beijing Beny Wave Science & Technology Co., Ltd.	$57.27	24%
Leimone (Tianjin) Industrial Co., Ltd.	$63.86	26%
Tianjin 712 Communication and Broadcasting Co., Ltd.	$27.58	11%
Total	$148.71	61%

Customers and suppliers are large enterprises with multiple divisions that are engaged in the businesses of manufacturing and sales of communication devices and components. Some of these companies are our customers and also our suppliers.

Sale and Marketing

Mobile Phone Business

Our Company markets mobile phone products by two different strategies. One is to develop and manufacture mobile phones for mobile phone OEM customers. In this approach, based on a customer's requirements and specifications TCB Digital develops, manufactures and ships the finished mobile product to the customer under the customer's brand. TCB Digital developed several strategic mobile phone OEM customers in China including Beijing Tianyu Langtong and CECT.

Our second approach is to sell mobile phones under our Leimone brand name. For sales of its Leimone-branded mobile phone handsets, we distribute through online retail services and also directly through China Telecom's retail network. In addition, we work with distributors and after-sales service centers at the national level, provincial level and municipal level in over 200 locations in China. We believe the market potential in tier 3 and tier 4 cities (population from 2,000,000 down to 600,000) in China has continued to grow significantly. Our Company adjusted its distribution strategy to sell products not only to distributors at the provincial level, but also to agents at the municipal level in some provinces.

We export mobile phones to overseas markets by setting sales office in Hong Kong to promote sales of mobile phones in countries in Asia, South America and the Middle East. We are also actively participating in bids held by China Mobile, China Telecom and China Unicom in order to directly sell mobile phones to these large mobile operators.

We intend to sell our Zoom branded mobile phones initially to the US markets and expand to other markets. We will initially sell our Zoom branded phones in the stores for which we provide exclusive distribution of T-Mobile products in the US. We intend to further market our phones to T-Mobile and other US carriers as well.

EMS Business

TCB Digital started providing EMS services to electronic product and mobile phone product OEM customers in 1999. Over the past 12 years, TCB Digital has been providing EMS to many domestic and global customers. We believe we have a well-established sales and support network throughout the country that can provide effective and comprehensive after-sales services.

Competition

The market for mobile phone product is competitive. We face competition from a number of competitors, including domestic mobile handset producers such as Foxconn, BYD Company Ltd., Suzhou Yulang (Jurong) Technologies, Newtronics, Hangzhou Dongxin Electronic Co. Ltd, Hangzhou Jinling Technologies, Ba Fang Dian Zi, Tianjin Hi-P and SangFei Communications Co. Ltd of Shenzhen. We believe our competitive advantages include experience in the telecommunications terminal area, distribution network, in-house and external R&D capacity, and our reputation. For the EMS business area, competition is from other EMS providers based in Northern China. We believe our competitive advantages include our quality control emphasis and wide range of customized services.

Employees

Currently Zoom Technologies has approximately 1,800 total employees, mostly in Tianjin city, including approximately 1,100 EMS manufacturing operators, 100 sales executives, 80 R&D engineers, 100 after-sales service technicians, and other support staff and management personnel. There are about 200 persons employed by our R&D subsidiary, Nollec Wireless, and our newly acquired subsidiary in the U.S., Portables, employs about 40 persons. Our CDE subsidiary employs approximately 20 employees, and our Beijing headquarters has about 75 persons including executives, accounting and administrative positions. Our employees do not have a collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A. — RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this annual report.

In assessing these risks, you should also refer to the other information included in this report, including the consolidated financial statements and the accompanying notes. You should note that Zoom is a holding company with substantial operations in both the PRC and the United States. As a result, Zoom is subject to legal and regulatory environments of both the PRC and the United States. The legal and regulatory environment in the PRC may differ in many respects from those of the United States; as such, Zoom's business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.

Risks Related to Our Business

Our operations and reputation could be materially adversely affected if we fail to efficiently manage our manufacturing operations without interruption, or fail to ensure that our products meet the expectations of our distributors and end-user customers.

The operating businesses that we own indirectly through our subsidiaries, inclusive of TCB Digital, Jiangsu Leimone, Profit Harvest, Nollec Wireless, Celestial Digital Entertainment, Zoom USA Holdings, and Portables Unlimited LLC (collectively the "Zoom Operating Group") including sales, results of operations, and reputation could be materially adversely affected if we fail to efficiently manage our manufacturing operations without interruption, or fail to ensure that our products meet the expectations of our distributors and end-user customers.

Operation of Zoom Operating Group requires successful execution of complex manufacturing processes, including surface mount technology ("SMT"), precision assembly, calibration, testing, as well as software design, solution integration, inventory management based on consumer demand, and sales initiatives. The disruption of any of these could negatively impact the generation of revenue and adversely materially affect our relationships with distributors and end-user customers.

TCB Digital's manufacturing operations involve the procurement of raw materials and components from third parties, internal assembly processes, and distribution. These operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility. We may experience difficulties in coordinating its supply of raw materials and components to meet the demand for its products, increasing or decreasing production at our facilities in response to demand,, adopting new manufacturing processes, finding technical solutions for new products, or achieving efficiency and flexibility within our manufacturing processes. We may experience delays in adjusting, or upgrading production at our facilities when we introduce new models, expand our manufacturing capacity, fail in our manufacturing processes, or failures by our business partners to adequately perform services we have contracted to them, which in turn, may have a material adverse effect on our results of operations. Failures can occur anywhere along the value chain from product development to the manufacturing and delivery processes, leading to unreached expectations set by ourselves, distributors and end customers, which could have material adverse effects on our sales, results of operations, and reputation.

Zoom Operating Group's results of operations, particularly its profitability, may be materially adversely affected if it does not successfully manage price erosion and is not able to manage costs related to its products and operations. Selling price erosion is a characteristic of the mobile handset and electronics industries, and the products offered by us are subject to natural price erosion over time. If we are not able to lower our costs at an equivalent or faster pace than the pace at which our selling prices erodes, complemented by the timely introduction of new cost-efficient products with higher prices, or the successful management of manufacturing and productions costs, our business and our related results of operations, particularly profitability, may be adversely effected. We operate in an industry with slim margins, slight erosion in price, if not mitigated by increased efficiencies, may significantly reduce our profitability.

Loss of T-Mobile license will materially affect the operations of Portables

Operations of Portables are heavily dependent on the license granted by T-Mobile. If Portables could not renew its license with T-Mobile on acceptable terms, its operations will be significantly affected.

If CNCG determines to enforce its rescission rights with respect to the Portables subsidiary, we will suffer a material adverse affect on our business and operations.

The Company has acquisition payables outstanding to Portables in the amount of $1,350,000 (which includes $750,000 payable in connection with the purchase of an additional 5% interest in Portables). The Company also has not yet arranged a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced from 55% to 46%. In such event, the Company will account for the investment in Portables in 2012, using the equity method. The Securities Purchase Agreement also provides that if there is a default, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. In the event CNCG determines to enforce its rescission rights, we may lose our entire interest in Portables. If rescission is enforced against us or an indemnification claim is brought against us by these parties, we would suffer a material adverse effect to our operations and our business.

We have limited influence over our distributors and individual stores and, as a result, we cannot be certain that their marketing and after-sale support of our products will be adequate to meet our sales requirements and to protect our brand and reputation.

In the PRC, Zoom Operating Group relies primarily on distributors for marketing and sale of our products at the provincial and local levels and for after-sales support of our products. We have limited influence over our distributors, we cannot be certain that their marketing and after-sale support of our products will be adequate to meet our sales requirements and to protect our brand and reputation. Our distributors and after-sales service centers are at the national, provincial and municipal levels in 31 provinces throughout China. We grant our distributors the right, within their assigned sales territories or channels, to use our brand name and logo when they market our products and provide after-sales support to end-user customers; however, our contractual arrangements with our distributors do not provide us with control over their everyday business activities, and our distributors may engage in activities that are prohibited under Zoom Operating Group's contractual arrangements with them, that violate Peoples' Republic of China ("PRC") laws and regulations governing the mobile handset industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or reputation in the industry.

In the United States, our indirectly held subsidiary, Portables Unlimited is licensed by T-Mobile to operate as an authorized master distributor of T-Mobile wireless communication services and equipment. Under our master distribution license we can also sell third party and our own branded products in the retail stores under our control. A decline in sales or the closure or poor performance of individual stores operated via our master distribution license could materially adversely affect the Company's financial condition and operating results.

Zoom Operating Group maintains inventories of raw materials, components and handsets, and its inventories may decline in value or become obsolete.

The rapid technological change in Zoom Operating Group's industry, the short product life cycle of its handsets, its limited forecasting experience and processes, and the competitive nature of its target markets make forecasting our future sales and operating results difficult. Our expense levels are based, in part, on our expectations regarding future sales. In order to for us to promptly fill orders, we maintain inventories of raw materials, components and handsets. As a result, we have to commit to considerable costs in advance of anticipated sales. Any significant shortfall of sales may result in our maintaining higher levels of inventories of raw materials, components, and finished goods than required, thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Zoom Operating Group cannot guarantee that such write-downs will be adequate to cover all losses resulting from inventory obsolescence.

We record a write-down for product and component inventories when they have become obsolete, exceed anticipated demand, or when net realizable value is lower than their carrying costs and accrue cancellation fee reserves for excess orders of components. We also review our long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, we record a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although we believe our provisions related to inventory, other assets and purchase commitments are currently adequate, no assurance can be given that we will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which we compete. Such charges could materially adversely affect our financial condition and operating results.

We must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, open orders and, where appropriate, inventory component prepayments, in each case based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for periods up to 150 days. Because markets are volatile, competitive and subject to rapid technology and price changes, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments. Our financial condition and operating results could be materially adversely affected by our ability to manage our inventory levels and respond to short-term shifts in customer demand patterns.

We market our products and services to countries within and outside of China, as such, we are subject to various economic, political, regulatory, legal and foreign exchange risks.

We currently sell a substantial portion of our products within China; however, we have begun selling products and services to markets outside of China where we believe we can realize a reasonable return on investment. The marketing, distribution and sale of manufacturing services, and our own branded mobile handsets overseas exposes us to a number of risks, including:

	fluctuations in currency exchange rates of the U.S. dollar and other foreign currencies against the Renminbi;

	difficulty in engaging and retaining distributors and agents who are knowledgeable about, and can function effectively in, overseas markets;

	difficulty in designing products that are compatible with communications and product standards in foreign countries, and in attaining the required certifications for those products;

	longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

	increased costs associated with maintaining marketing and sales activities in various countries;



difficulty and costs relating to compliance with unexpected changes in regulatory requirements and different commercial and legal requirements in the jurisdictions in which Zoom Operating Group offers its products;

	inability to obtain, maintain or enforce intellectual property rights; and



changes to import and export regulations, including quotas, tariffs and other trade barriers, delays or difficulties in obtaining export and import licenses, potential foreign exchange controls and repatriation controls on foreign earnings, exchange rate fluctuations, and currency conversion restrictions.

If we are unable to effectively manage these risks, our ability to conduct or expand our business abroad would be impaired; and this may in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

Zoom Operating Group's operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Zoom Operating Group's operating results are difficult to predict and may fluctuate significantly from period to period, based on a number of factors such as the launch of new products in a given period, the seasonality of mobile handset sales, the short life-cycle of any given handset model due to rapid technological advances, a possible deterioration of economic conditions in China, and potential changes to the regulation of the mobile handset industry in China. As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of its future performance. If our revenues for a particular period are lower than our expectations, we may be unable to reduce our fixed costs and operating expenses for that period by a corresponding amount, which would negatively impact our operating results for that period relative to our operating results for other periods.

We have not applied for patents or registered copyrights for most of our intellectual property; and our failure to adequately protect our intellectual property rights may undermine our competitive position.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Zoom Operating Group relies primarily on trade secrets and other contractual restrictions to protect its intellectual property. We have not applied for patents or registered copyrights in China for most of our inventions, original works of authorship, developments, and improvements relating to the mobile handsets it produces. Our actions to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. As a result, third parties may use the technologies that we have developed and compete with us, which could have a material adverse effect on our business, financial condition and operating results.

Litigation to protect Zoom Operating Group's intellectual property rights may be costly.

Policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be to our favor. Given the relative unpredictability of China's legal system and potential difficulties in enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner. Any such litigation may be costly and may divert management's attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we do not have insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover such costs from other parties. The occurrence of any of the foregoing could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to infringement or misappropriation claims by third parties. If determined adversely against us, our business could be disrupted and subject to significant liability to third parties, as well as have a material adverse effect on its financial condition and results of operations.

Our success heavily depends on our ability to use and develop technology, know-how and product designs without infringing upon the intellectual property rights of third parties.

Zoom Operating Group's products include increasingly complex technology and, as the amount of such technologies and the number of parties claiming rights continue to increase; the possibility of alleged infringement and related intellectual property claims against us may rise. The holders of patents and other intellectual property rights potentially relevant to Zoom Operating Group's product offerings may be unknown to us, or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by Zoom Operating Group that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although Zoom Operating Group endeavors to ensure that companies that work with us possess appropriate intellectual property rights or licenses, Zoom Operating Group cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in its products or by companies with which it works in cooperative research and development activities. Since technology standards, including those used and relied on by Zoom Operating Group, typically involve intellectual property rights, we cannot fully avoid risks of a claim for infringement of such rights due to our reliance on such standards. Zoom Operating Group believes that the number of third parties declaring their intellectual property to be relevant to these standards - for example, those standards related to 3G mobile communication technologies as well as other advanced mobile communications standards - is increasing, which may increase the likelihood that Zoom Operating Group will be subject to such claims in the future. While Zoom Operating Group believes that any such intellectual property rights declared and found to be essential to a given standard carry with them an obligation to be licensed on fair, reasonable and non- discriminatory terms, not all intellectual property owners agree on the meaning of that obligation and, thus, costly and time-consuming litigation over such issues may result in the future.

As Zoom Operating Group continues to market and sell its products throughout China and abroad, we may face a higher risk of becoming subject to claims for intellectual property infringement. While Zoom Operating Group has not, to date, become subject to these types of claims, it is possible that it may, in the future, become subject to such intellectual property infringement claims. Regardless of whether such claims have merit or are decided in its favor, any such litigation could have a negative impact on Zoom Operating Group brand, reputation and ability to conduct its business and sell some or all of our products.

Zoom Operating Group's sales and profitability depend on the continued growth and recovery of the mobile telecommunications industry, in China and internationally, respectively, and if the mobile telecommunications industry does not grow or recover, as we expect or grows at a slower pace than we expect, our sales and profitability may be materially adversely affected.

We derive a large portion of revenues from the sale of mobile handsets in China and abroad. The continued development of our business depends, in large part, on continued growth in the mobile telecommunications industry, in terms of the number of existing mobile subscribers who upgrade or replace their existing mobile handsets, the number of new subscribers, and increased usage. The global wireless telecommunications industry has grown rapidly in the past; however the wireless telecommunication industry may not continue to grow at the same growth rate in the future or to grow at all.

These developments in its industry are, to a large extent, outside of Zoom Operating Group's control; and any reduced demand for wireless voice and data services, any other downturn, or other adverse changes in the global wireless telecommunications industry could severely harm our business.

Changes in the regulatory environment for telecommunications systems and services could negatively impact Zoom Operating Group's business.

The telecommunications industry in China and internationally are heavily regulated, and regulatory changes may affect both Zoom Operating Group and its customers. For example, changes in regulations that impose more stringent standards for the production of mobile handsets could adversely affect our business. Similarly, tariff regulations that affect the pricing of new services offered by mobile telecommunication operators could also affect our ability to invest in network infrastructure, which in turn could affect the sales of our mobile handsets. License fees, environmental, health and safety, privacy and other regulatory changes may increase costs and restrict operations of mobile telecommunication network operators and service providers. The indirect impact of such changes could affect our business adversely even though the specific regulations may not directly apply to us or our products.

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

Because Zoom Operating Group's derives a significant portion of our earnings in Renminbi, any appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our balance sheet position and financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, fluctuations in the exchange rate between the U.S. dollar and the Renminbi would affect the relative purchasing power of Zoom Operating Group's U.S. dollar denominated cash assets and the Renminbi value of Zoom Operating Group's U.S. dollar denominated bank borrowings. Fluctuations in the exchange rate will also affect the relative value of any dividend Zoom Operating Group may issue that will be exchanged into U.S. dollars, and will affect the earnings from and value of any U.S. dollar-denominated investments it makes in the future.

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

We may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquisitions may disrupt our business and management.

During fiscal year ended 2011, we acquired 55% interests in Portables and 100% interest in CDE. We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these two acquisitons or any other acquisitions or strategic investments, which involve numerous risks, including:

•	our inability to integrate the purchased operations, technologies, personnel or products into our existing operations and/or over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization;

If we are not be able to integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our acquisitions or strategic investments, our business and financial results may be adversely affected.

Risks Related to Our Industry

If Zoom Operating Group cannot keep pace with market changes and produce mobile phones with new technologies and features in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

The mobile handset market in China and internationally is characterized by changing consumer preferences with respect to style and functionality, increasing demand for new and advanced technologies and features, rapid product obsolescence and price erosion, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If Zoom Operating Group cannot keep pace with market changes and produce new mobile handsets in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

Zoom Operating Group experiences intensive competition from its Electronics Manufacturing Service ("EMS") competitors; Zoom Operating Group's failure to maintain its relationship with clients may have material adverse impact on its business and profitability.

In recent years, more and more EMS providers have invested heavily in the northern part of China and particularly in the Bo Hai area where Tianjin city is located. Zoom Operating Group's OEM customers are also giving more orders to other EMS providers to balance their need and reduce their risk. Zoom Operating Group will attempt to provide better services and higher quality products to attract more customers and reduce its risk from fierce competition. We have also incorporated the design phase to our EMS solution so that we now provide ODM solutions to customers that will help us to retain our clientele.

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

Zoom Operating Group has experienced rapid growth over the last few years. Zoom Operating Group has limited operational, administrative and financial resources, which may be inadequate to sustain its current growth rate. If Zoom Operating Group is unable to manage its growth effectively, the quality of its solutions could deteriorate and its business may suffer. As its customer base increases and it enters new end-markets, Zoom Operating Group will need to:

	increase its investments in personnel, research and development capabilities, facilities and other operational areas;

	continue training, motivating and retaining its existing employees, and attract and integrate new qualified employees;

	develop and improve its operational, financial, accounting and other internal systems and controls; and

	take enhanced measures to protect any proprietary technology or technological capability it develops.

Any failure to manage Zoom Operating Group's growth successfully could distract management's attention and result in its failure to serve its customers and harm its business.

We have depended on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. During the year ended December 31, 2011, we had two customers that generated revenues of at least 10% of our total revenues, with our largest customer accounted for 12% of our revenues. We believe that we may continue to depend upon a small number of customers for a significant majority of our sales in the future, and the loss or reduction in business from any of these customers could cause a significant decline in our sales and profitability.

We are dependant on a small number of suppliers.

We have depended on a few suppliers. During the year ended December 31, 2011, two suppliers have provided approximately 47% of the raw materials. If we are unable to continue our relationship with these suppliers on acceptable terms, our operations could be adversely affected.

Some of our major customers and major suppliers are affiliate of our management. Failure to continue these related party transactions on terms favorable to us may result in adverse impact on our operations.

One of our major customers and one of our major suppliers are affiliates of Mr. Gu, our largest shareholder and chairman of the board. If our audit committee refuses to approve these related party transactions within its authority, or if the approved terms of these transactions turn out to be not favorable to us, we may suffer loss of customers or suppliers and may not be able to replace such customers or suppliers on terms acceptable to us in desired time frame.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for Zoom Operating Group's products and materially adversely affect its competitive position.

Zoom Operating Group conducts a significant portion of its operations and generates a significant portion of its revenues in China. Accordingly, its business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

	the higher level of government involvement;

	the early stage of development of the market-oriented sector of the economy;

	the rapid growth rate;

	the higher level of control over foreign exchange; and

	the allocation of resources.

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

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The State Administration of Foreign Exchange ("SAFE") restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

Substantial portion of our sales, revenues and expenses are denominated in the Chinese currency, Renminbi. Under PRC law, the Renminbi is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, our PRC operating subsidiary, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

SAFE restrictions may delay the payment of dividends, since we have to comply with certain procedural requirements and we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of WFOE.

Foreign exchange transactions by PRC operating subsidiaries continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if we, or our PRC operating subsidiary, borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our operations by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

Because a significant portion of assets are located outside of the United States and a majority of our directors and our officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC. In addition, it may be difficult for you to enforce judgments of United States courts against Zoom or our PRC resident directors and officers in the United States.

A majority of our board of directors and officers are outside of the United States. In addition, a majority of our operating subsidiaries are located in the PRC and a substantial portion o f our assets are located outside of the United States. China does not have a treaty with the United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise. In addition, an investor may have difficulty enforcing a judgment rendered by a United States court against foreign residents such as Zoom and our officers and directors who do not have assets in the United States.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If adverse circumstances arise from our business transactions, we face the risk that the parties may seek ways to terminate the transactions, or may hinder or prevent us from receiving the benefits or enforcing our rights in these transactions. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as the WFOE, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, the WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, our results of operations may be adversely affected.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our corporate headquarters are located at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing 10027, China. This leased office space is about 1,800 square meters and the lease expires in July 2013.

TCB Digital leases properties with a total area of 18,678 square meters in the City of Tianjin, China. TCB Digital believes its existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet its needs for the foreseeable future. TCB Digital's current lease expires in 2012. We paid a deposit of $10.17 million for a new manufacturing plant which is currently under construction at the Airport Development Zone in Tianjin; and occupancy at the new site is expected in the second half of 2012.

Profit Harvest and CDE jointly lease office space in Hong Kong for our sales, marketing, finance, research, and product development office.

Portables lease commitments are detailed in the Company's accompanying notes to the financial statements, Note 27 - Commitments.

ITEM 3 — LEGAL PROCEEDINGS

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the 2nd Mid-Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim.

Other than our dispute disclosed above we are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market.

Year Ended December 31, 2011	High	Low
First Quarter	$4.69	$3.28
Second Quarter	$5.08	$2.01
Third Quarter	$2.73	$1.50
Fourth Quarter	$2.50	$0.74

Year Ended December 31, 2010	High	Low
First Quarter	$8.95	$5.41
Second Quarter	$7.50	$4.99
Third Quarter	$5.75	$3.34
Fourth Quarter	$5.67	$3.36

As of March 30, 2012 there are 24,134,043 shares of our common stock outstanding. There are 174 shareholders of record and we believe there are approximately 4,800 shareholders in street or broker name. As of March 30, 2012, the closing price of our stock was $1.13.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we issued 1,494,688 shares of unregistered common stock to sellers of Portables as part of our consideration for acquiring 55% of Portables. Details are disclosed in the current report on Form 8-K filed on October 18, 2011.

During the year ended December 31, 2011, we sold 1,676,300 shares of unregistered common stock to Spreadtrum, and also 15,000 shares to previous investors with rights of participation. Details are disclosed in the current report on Form 8-K filed on November 1, 2011.

During the year ended December 31, 2011, we sold 2,978,165 shares of unregistered common stock to Socius CG II in a 3(a)(10) transaction. Details are disclosed in the current report on Form 8-K filed on November 4, 2011.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2011, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

Pursuant to a capital injection agreement (the "Agreement") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labour Union, Hebei Leimone Science and Technology Co., Ltd.("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd.("712"), Beijing Depu Investment Co., Ltd. and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.13% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for cash consideration of RMB9,000,000 ($1.34 million). Pursuant to this Agreement, Hebei Leimone and Beijing Depu Investment Co., Ltd., a company controlled by Cao, invested additional $2.1 million (RMB15,928,700) and $1.4 million (RMB10,377,600) respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu Investment Co., Ltd to $4,679,111 (RMB35,306,300). After this additional investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held a 36.03% and 15% equity interest, respectively of TCB Digital, a total of 51.03% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15% equity interest in TCB Digital to Gu for a 29.4% stake in Gu's company. TCB Digital is mainly engaged in R & D, processing, manufacturing, servicing and marketing of mobile handsets, electronic products and communication equipment.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement pursuant to which GD Industrial Company transferred 60% equity of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. for cash of $10,273 to Gold Lion. In July 2008, the company's name was changed to Jiangsu Leimone Electronic Co., Ltd., or Jiangsu Leimone. In January 2008, Gold Lion invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase Gold Lion's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, Gold Lion acquired the remaining 20% equity interest of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for cash of $103,214 (HK$800,000). After this transaction, Gold Lion obtained 100% ownership of Jiangsu Leimone. Jiangsu Leimone is engaged in the R&D and production of electronic assemblies, 3G mobile handsets, wireless communication modules, GPS receivers and computer software.

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

On January 4, 2011, the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration paid was $1,818,000 to be divided by the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of this Share Exchange Agreement, or $3.75 per share, whichever is greater. This resulted in the issuance of 484,800 shares to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone apps in Asia. The Company's wholly-owned subsidiary in Hong Kong, Profit Harvest, was the acquiring entity.

On January 6, 2011, the Company filed with the Secretary of State of Delaware, an Amended and Restated Certificate of Incorporation that indicates 1) the Company's authorized common stock was increased from 25,000,000 to 35,000,000 shares, and 2) a new class of preferred stock was added with 1,000,000 shares authorized to be issued. Both the increase of authorized common stock and the addition of a new class of preferred stock were approved by shareholders at the 2010 Annual Meeting of Shareholders held on December 10, 2010

On October 12, 2011, Zoom Technologies, Inc. ("Zoom" or the "Company") and Zoom USA Holdings, Inc., a newly formed wholly-owned subsidiary of Zoom ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the US. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% per annum and matures three years from the date of issuance.

In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000 that is currently outstanding and was payable within 30 days of the closing date.

Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). If the Initial Payment and Second Payment were made timely, T-Mobile would waive the Final Payment. The Final Payment was waived because Zoom made the first two payments timely. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off.

The Company has acquisition payables outstanding to Portables in the amount of $1,350,000 (which includes $750,000, payable for the additional 5% interest in Portables). The Company also has not yet arranged a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced from 55% to 46%. In such event, the Company will account for the investment in Portables using the equity method. The Securities Purchase Agreement provides that in case of a default by the Company, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement.

Zoom consisted of a) Gold Lion, which is comprised of the businesses of Gold Lion's operating subsidiaries, which are TCB Digital, Jiangsu Leimone Electronics Co., Ltd. ("Jiangsu Leimone") and Profit Harvest which serves as sales and marketing arm of TCB Digital and owns Celestial Digital Entertainment, a mobile platform video game developer based on Hong Kong, and Jiangsu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital, and as such, substantially most of the business of Zoom is generated by the business of TCB Digital, and b) Silver Tech Enterprises, Ltd. (a BVI holding company) which owns 100% of Ever Elite Corporation, Ltd. (a Hong Kong holding company) which owns 100% of Nollec Wireless, and c) our 55% owned subsidiary in the U.S., Portables Unlimited, LLC, which is a wholesale distributor of products and services of T-Mobile USA.

Plan of Operation

During the next 12 months, Zoom, together with its subsidiaries, expects to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  Zoom intends to continue to manufacturer and deliver its products and services in China, including EMS business for OEM and ODM customers and development of our brands of "Leimone" and "ZOOM" phones;
  Zoom will gradually increase its investment in the 2.5G-3G mobile communications business;
  Zoom will continue to customize mobile phones in cooperation with the main mobile operators in China and in Asia;
  Zoom will continue to build our export business globally;
  Zoom will continue to service and expand its licensed wholesale distribution service for T-Mobile USA.

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

In our Portables operations, revenue from the sale of equipment is recognized upon shipment or when purchased at Company retail locations. Commission income is recognized upon activation of wireless communication services with T-Mobile.

Allowance for doubtful accounts

Zoom maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when Zoom assesses the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. Zoom initially records a provision for doubtful accounts based on its historical experience, and then adjusts this provision at the end of each reporting period based on a detailed assessment of its accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, Zoom considers: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) its historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors. Management regularly reviews outstanding receivables to determine their recoverability. Zoom regularly reviews the credit policies and procedures of its operating subsidiaries to ensure that procedures are appropriate to the Company's risk management approach as well as the general economic environment.

Income taxes

Zoom accounts for income taxes in accordance with SFAS No. 109 (ASC Topic 740), "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. Zoom adopted FIN 48 (ASC Topic 740), Accounting for Uncertainty in Tax Positions. Zoom has engages tax preparers in all of the jurisdictions in which it operates to determine if the Company is both fully compliant with applicable tax laws and is lawfully maximizing tax benefits to the Company.

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of December 31, 2011, the Company has completely written off goodwill resulting from its acquisition of Jiangsu Leimone. During 2011, the Company took 50% impairment charges for goodwill related to its acquisition of CDE. The Company will closely monitor the development and carrying value of CDE on a quarterly basis in 2012 to determine if additional impairment charges will be necessary.

Commitments

As detailed in Note 27 - Commitments of the accompanying notes to the financial statements, the Company had operating leases commitments for it leased facilities.

Results of Operations for the years ended December 31, 2011 and 2010

	2011	2010	Increase / (Decrease)	%

Net revenue	$306,374,389	$252,589,072	$53,785,317	21.3%

Cost of sales	(281,179,403)	(224,884,782)	56,294,621	25.0%

Gross profit	25,194,986	27,704,290	(2,509,304)	-9.1%

Selling, general and administrative expenses	(12,463,080)	(6,545,033)	5,918,048	90.4%

Research and development expense	(5,874,728)	(3,251,209)	2,623,519	80.7%

Other income/(expenses)-net	(1,276,198)	(1,066,419)	209,779	19.7%

Profit before income taxes and non-controlling interest	5,580,980	16,841,629	(11,260,649)	-66.9%

Income tax expense	(2,307,570)	(3,832,772)	(1,525,202)	-39.8%

Non-controlling interest	(255,803)	(183,253)	(72,550)	39.6%

Net income attributable to stockholders	3,017,606	12,825,604	(9,807,998)	-76.5%

Other comprehensive income Zoom Technologies	1,117,223	650,230	466,993	71.8%

Comprehensive income Zoom Technologies	$4,134,829	$13,475,834	$(9,341,005)	-69.3%

Other key indicators	Years Ended December 31
(Percent of Net Sales)	2011	2010	Change

Cost of sales	91.8%	89.0%	3.1%
Gross profit	8.2%	11.0%	-25.3%
Selling, general and administrative expenses	4.1%	2.6%	56.5%
Net profit margin	1.0%	5.1%	-80.8%

Revenues

Our revenues were $306,374,389 for 2011, an increase of 21.3% or $53,785,317 compared to $252,589,072 for 2010. The increase in revenues as compared to 2010 was mainly due to increase in sales of our own brand "Leimone" phones to $92.3 million in 2011 from $36.9 million in 2010. We sold 1.83 million Leimone phones in 2011 versus 0.71 million units in 2010. Our newly acquired subsidiary in the US, Portables Unlimited LLC, contributed $13.5 million in revenues from the date of acquisition on October 12, 2011.

Our main manufacturing facility, TCB Digital, is located in Tianjin City. TCB Digital manufactures digital communication and consumer electronic products with 14 SMT (Surface Mount Technology) lines and 12 assembly and test lines. Manufacturing equipment from our Jiangsu Leimone facilities were relocated to TCB Digital in April 2010. Our Company's combined production of mobile handsets was approximately about 10.1 million units in 2011 and 10.4 million units in 2010; the decrease in the number of units was offset by change in product mix. We sold more high end products in 2011.

Cost of sales

For the year 2011, Zoom's cost of sales was $281,179,403 or 91.78% of revenues. The cost of sales as a percentage of revenues, increased by 3.12% year over year. Towards the end of the year 2011, we took on less profitable EMS activities in order to maintain sound relationships with customers and to provide steady employment at the factory, while facing a credit tightening environment as Chinese monetary policies reflected a more conservative approach on growth.

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

For 2011, selling, general and administrative expenses were $12,463,080 or 4.1% of revenues compared to $6,545,033 or 2.6% of revenues for 2010. Included in such expenses in 2011 and 2010 were non-cash equity-based compensation charges of $2,413,992 and $1,688,372, respectively. The non-cash equity-based compensation charges were due to common stock issued for services and charges calculated based on a Black-Scholes valuation model for stock options granted to employees, directors, vendors, and contractors. The Company took an impairment charge against its goodwill in the amount of $1,033,762 related to its subsidiaries Jiangsu Leimone and CDE. The Company also had one-time acquisition related expenses of approximately $1.60 million.

Research and development expense

For 2011 and 2010 we incurred R&D expenditures of $5,874,728 and $3,251,209 by our Nollec Wireless subsidiary for developmental costs in software and phone design. R&D expenditures increased because the Company invested more money into developing its own branded products in 2011, particularly advanced smart phones for the European and North American markets.

Other income and (expenses) - net

Zoom's other income and (expenses) - net were $1,276,198 in 2011, an increase of $270,352 or 26.9% from $1,066,419 in 2010. Other income and (expenses) - net mainly consisted of forgiveness of debt by T-Mobile of $853,788 and interest expense that the Company incurred for its loans, and the net of such interest payments were $2,449,600 and $1,134,898 for 2011 and 2010, respectively.

Net income

For 2011, Zoom's net income was $3,007,944 with a net profit margin of 1.0%, representing a decrease of $9,817,660 or -76.6% over net income in 2010 of $12,825,604 with a net profit margin of 5.1%. The decrease in net income is mainly due to the less profitable EMS business in the fourth quarter, increased R&D expenditures, one time acquisition related expenses, and impairment of goodwill as detailed above.

Other comprehensive income

For 2011, our other comprehensive income was $1,117,055 compared to $650,230 for 2010. Other comprehensive income resulted from foreign currency exchange changes particularly the Renminbi's appreciation against the US dollar resulting from our conversion of RMB into US$ for reporting; and we may report expense or income depending on changes in the exchange rate.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, equity fundraising and short-term loans from domestic banks due in less than one year and with interest rates between 5.3% and 8.4%. As of December 31, 2011, we had cash and equivalents of $1,131,109, a decrease of $5,242,994 from $6,374,103 as of December 31, 2010. We also had $15,507,408 in restricted cash at the end of 2011; such restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances.

The net cash used in operating activities in 2011 was $6,950,356, compared to the net cash provided by operating activities for 2010 of $11,055,057. The net cash outflow from operating activities in 2011 was mainly due to the lower net income for 2011 including non-controlling interest totaling $3,263,747 in 2011 compared to $13,008,857 in 2010. The uses of cash included increases in both accounts receivable, and prepaid and other assets of $20,900,645, and $15,507,644, respectively. Cash used in operating activities also included net payments to related parties of $6,828,582. Reduction in advances to suppliers of $23,720,640 contributed cash to the Company's operating activities.

Net cash used for investing activities was $3,449,112 in 2011 which primarily consisted of deposits made into the Company's restricted cash account and the cash paid as part of the consideration for acquiring Portables.

Net cash provided by financing activities was $4,531,140 in 2011 which included an inflow from the sale of common stock and exercising of warrants and options of $3,102,464. Proceeds secured from bank loans were $27,773,276. The issuance of notes provided $3,089,328 of cash to the Company. Net outflow for repayments to related parties was $4,091,718. Repayment of short term loans was $25,535,290.

In connection with the Company's acquisition of 55% of Portables, the Company issued a promissory note of $500,000 payable to CNCG. The Company also issued 2,978,165 shares of common stock to Socius CG II ("Socius") for $2,500,000 in cash that was, in turn, paid to T-Mobile USA as a portion of the consideration paid in connection with the Company's acquisition of Portables.

On October 26, 2011, the Company closed the sale of 1,676,300 shares of common stock to Spreadtrum Communications, Inc., for $2,900,000. The Company executed the agreement with Spreadtrum in reliance upon the exemption from securities registration afforded by the rules and regulations promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended. Spreadtrum did not receive any registration rights and no warrants were issued pursuant to the Agreement.

On a going forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans to fund its operational cash needs. The Company may or may not raise funds from the equity market within the year of 2012.

The Company has acquisition payables outstanding to Portables in the amount of $1,350,000 (which includes the $750,000 payable for the acquisition of the additional 5% interest in Portables). The Company also has not yet arranged a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced from 55% to 46%. In such event, the Company will account for the investment in Portables using the equity method. The Securities Purchase Agreement provides that in case of a default by the Company, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement.

Off balance sheet arrangements

As of December& 31, 2011, Zoom had no off balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2011, and based on this evaluation, the Company's principal executive and financial officers concluded the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting ("ICFR") are effective.

Management's Report on Internal Controls Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate ICFR, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. A significant deficiency is a deficiency, or a combination of deficiencies, ICFR that is less severe than a material weakness, yet important enough to merit attention by the Company's management. The Company's management assessed the effectiveness of the Company's ICFR and has determined that no material weakness existed as of December 31, 2011.

Management subsequent to December 31, 2011 but prior to the filing of its annual report, hired a financial executive to join the management team in co-operation with the Company's Chief Financial Officer who is trained with the appropriate knowledge, experience, and training in the selection, application and implementation of US GAAP as it relates to complex transactions and financial reporting requirements. Furthermore, as result of the knowledge accumulated by the Company's finance staff, as a result of the Company being subject to financial statement audit under standards promulgated by the PCAOB and reported under US GAAP for the years ended December 31, 2011, 2010, 2009 and 2008, of our operating subsidiaries, namely TCB Digital, Jiangsu Leimone, Profit Harvest and Nollec Wireless, we have developed a familiarity with the required regular application of accounting standards. Our Portables operating subsidiary has sufficient staff trained in US GAAP to carry out the appropriate selection and application of accounting standards under US GAAP. Moreover, some comprehensive measures have been continually implemented during the course and subsequent to 2011. Firstly, we are in the process of strengthening Zoom Operating Group's internal control system with additional authorization & checking mechanisms for significant expenditures for all subsidiaries; and secondly, we have procured the Yongyou U8 Financial Software for company-wide use in an effort to unify all accounting and bookkeeping records.

Management will continue to evaluate our internal control system and implement directives to remedy any deficiency that may be discovered within the current internal control systems. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2011, the company's ICFR was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

There were no changes in our ICFR during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

Not applicable

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth information regarding the current executive officers and members of the BOD.

DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers	Age	Position / Title

Lei Gu	48	Chairman, Director and Chief Executive Officer

Anthony K. Chan	57	Director and Chief Financial Officer

Augustine Lo	57	Director (1)

Chang Shan	52	Director (1)

Cheng Wang	56	Director (1)

Leo Li	54	Director

_______________

(1)   Current members of the Audit and Compensation Committees.

Lei (Leo) Gu, Chairman of the Board, Director and Chief Executive Officer. Mr. Gu has served as the Chairman of the Board and CEO of the Company since May 2004 and as the Chairman of TCB Digital since July 2007. He worked for CEC Telecom Company Ltd. from 2000 to 2004, joining the Company among its first employees and became its COO. CEC Telecom was sold to Qiao Xing Mobile Communication which currently trades on NYSE under the symbol "QXM". From 1999 to 2000, Mr. Gu was the President of Xin Tian Di Technology Group Company, Ltd. Mr. Gu was Associate Professor at the Beihang University in Beijing, China from 1993 to 1999. He received his Ph.D. degree in engineering from the Beihang University in 1993. Based on Mr. Gu's management experience and expertise in engineering, we believe that Mr. Gu is well qualified to serve as our Chairman of the Board of Directors.

Anthony K. Chan, Chief Financial Officer. Mr. Chan has served as the CFO of the Company since March 2009 and as a director since December 2010. From October 2005 to December of 2008, Mr. Chan was the CFO of HereUare, Inc., an internet software company in California. Mr. Chan was an expatriate managing the Beijing headquarters for the Eisenberg Group for four years from 1984. His corporate finance experience in the last 20 years included CEO and CFO positions of public companies in the U.S., and advisory positions of various Chinese entities in the areas of medical equipment, energy, dairy products, apparel, and building materials; some of these companies include Beijing Wandong Medical Equipment Company and Dehai Cashmere Company of Yinchuan. He holds both MBA and BA degrees from the University of California at Berkeley. Based on Mr. Chan's extensive experience with corporate finance, compliance issues, and working with Chinese companies, we believe that Mr. Chan is well qualified to serve on our Board.

Augustine Lo, Director. Mr. Lo has been an independent director of the Company since January 2009 and he also serves as the Chairperson of the company's Audit and Compensation Committees. During the 1970s, Mr. Lo was the Controller of the Disk Drive Division for Qume Corporation. During the 1980s, Mr. Lo worked for Apple International Inc. as the Director of Finance & Administration, overseeing operations in Hong Kong and Japan. In 1989, Mr. Lo formed PacRim Technologies Ltd. with operations in Singapore, Taiwan and China distributing software products including Adobe, Macromedia, Handspring and Umax. PacRim merged into GrandTech of Taiwan in 1999 which later went public in 2001. He remained on GrandTech's board and headed up its operations in Hong Kong, China, Korea and the Philippines until 2005. Mr. Lo received his MBA and BS degrees from the University of California at Berkeley. Based on Mr. Lo's substantial experience in finance and operations of multi-national businesses, we believe that Mr. Lo is well qualified to serve on our Board.

Chang Shan, Director. Mr. Shan has been an independent director of the Company since August 2008. Mr. Shan is currently the President of the China Institute of Geotechnical Investigation and Survey, at which he has been employed since 1998. He is the Chairman of the Board of Directors from 1999 to present, of the China Infrastructure Holdings Ltd., a company in the construction business with a particular emphasis on toll bridges, and has its shares listed on the Singaporean Stock Exchange. Mr. Shan is also a director of the Bank of Tianjin, China since 2007. Mr. Shan holds a Bachelor's degree in Engineering from the Shanghai Tong Ji University, a Master's degree in Engineering from the China Academy of Railway Sciences and an EMBA from the Tsinghua University. Based on Mr. Shan experience in corporate governance and leadership, we believe that Mr. Shan is well qualified to serve on our Board.

Cheng Wang, Director. Mr. Wang has been an independent director since November 2009. Mr. Wang is currently a Senior Researcher, Professor and Deputy Director of the Institute of Economics at the Chinese Academy of Social Sciences (CASS), at which he has been employed since 1987. He is also the Co-Editor of the Economic Research Journal since 2005. Mr. Wang was a visiting scholar at the Dept of Economics of Brown University in the US from 2001 to 2002, a visiting research fellow at the University of London in the UK from 1997 to 1998, and a visiting researcher at Loughborough University in the UK from 1992 to 1993. In addition to the multiple awards he has received from CASS, he was also the recipient of the Honorable Academic Subsidy from the State Council of China in 2006. Among his many publications and translations are 20 books that he authored since 1987, with topics ranging from Keynesian Economics, the socialist market economy, the economic transformation of China, industrial reform, risk management, and income distribution in China. One of his books, Taiwan in the 21st Century, was published in the US in 2003. Mr. Wang received his PhD in Economics from CASS, and his Master and Bachelor degrees from Wuhan University. Based on Mr. Wang's experience, insight, and background in global economics and politics, we believe that Mr. Wang is well qualified to serve on our Board.

Leo Li, Director. Mr. Li has been an independent director since October 2011. Mr. Li has been a director of Spreadtrum since August 2009 and the Chairman of Spreadtrum's board of directors since August 2010, he served as Spreadtrum's President since October 2008 and CEO since February 2009. Dr. Li has more than 21 years of experience in the wireless communications industry. Before joining Spreadtrum, Dr. Li served as CEO of Magicomm Technology Inc., a cell phone product development company from 2005 to 2007. He was Senior Business Development Director at Broadcom responsible for baseband business from 2002 to 2005. From 1998 to 2002, Dr. Li served as General Manager of Mobile Phone Product and VP of Mobilink Telecom Inc., a GSM baseband start-up company sold to Broadcom in 2002. Prior to 1998, Dr. Li held various senior engineering and program management positions at Rockwell Semiconductors and Ericsson. Dr. Li holds 10 patents in wireless communication systems, RF IC system and circuit designs, and RFID applications. Dr. Li received a BS degree from the University of Science and Technology in Hefei, China; a MS degree from the Institute of Electronics, Chinese Academy of Sciences in Beijing, China; a Ph.D. degree in electrical engineering from the University of Maryland in College Park, Maryland, USA; and a MBA degree from National University in La Jolla, California, USA. We believe Mr. Li is qualified to serve on our Board based on his significant experience in both our industry and management of publicly listed companies.

None of our officers or directors is involved in any material legal proceedings.

Audit Committee and Compensation Committee. Mr. Lo is currently the chairperson, and Messrs. Shan and Wang are currently the members of both the Audit and Compensation Committees. The BOD determined that Mr. Lo qualifies as an "audit committee financial expert" as defined by applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Zoom directors and officers, as well as any person holding more than 10% of Zoom's Common Stock, are required to report initial statements of ownership of Zoom's securities and any subsequent changes in such ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and Zoom is required to disclose in this report any failure to file by these dates during 2011. Based on a review of such reports, and on written representations from reporting persons, Zoom believes that all Section 16(a) filing requirements were complied with during 2011.

Code of Ethics

Zoom has a Code of Ethics for Senior Financial Officers that applies to Zoom's principal executive officer and its principal financial officer, principal accounting officer and controller, and other persons performing similar functions. If Zoom makes any amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this Code of Ethics to such persons, Zoom will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a current report on Form 8-K.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2011 and 2010 for our principal executive officers.

Name and Principal Position	Year	Salary	Option or Stock Awards (3)(4)	All Other Compensation		Total
Lei Gu (1)(3)	2011	$216,000	$107,524		$0	$323,524
Chief Executive Officer	2010	$216,000	$35,400		$0	$251,400

Anthony K. Chan (2)(3)	2011	$156,000	$123,475	$		$279,475
Chief Financial Officer	2010	$156,000	$37,400		$0	$193,400

_______________

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
(5) Detailed terms of our outstanding stock options, including Board approved re-pricing of exercise prices, are disclosed in the accompanying notes to the financial statements, Note 23 - Stock Options.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2011.

Outstanding Options Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options		Option
Name	Exercisable Options	Unexercisable Options	Weighted Average Exercise Price	Option Expiration Date
Lei Gu	40,000	20,000	$3.18	3-9-2013
Anthony K. Chan	60,000	30,000	$3.18	3-9-2013

The above two executives were not granted stock options during the year ended December 31, 2011.

Outstanding Common Stock Awards as of December 31, 2011

Lei Gu	41,310
Anthony K. Chan	37,738

Option Exercises

During 2011, previous employees, directors and executives of Zoom who were granted options before the merger transaction with Gold Lion, exercised 41,200 options between $1.18 and $3.51 per share.

During 2010, previous employees, directors and executives of Zoom who were granted options before the merger transaction with Gold Lion, exercised 100,000 options between $0.77 and $3.60 per share.

Other information regarding options, including expiration of unexercised stock options can be found in the accompany notes to the financial statements Note 23 - Stock Options.

Employment, Termination and Change of Control Agreements

The employment status of the Company's executives is "at-will" with no long-term employment agreement.

Director Compensation

The following table sets forth information concerning the compensation of our Non- Executive Directors for 2011.

Name	Fees Earned or Paid in Cash	Stock Awards (4)	All Other Compensation	Total
Augustine Lo (1)	$0	46,597	0	$46,597
Chang Shan (1)	$0	37,555	0	$37,555
Cheng Wang (2)	$0	37,555	0	$37,555
Leo Li (3)	$0	592	0	$592

_______________

(1) Appointed director on September 22, 2009.
(2) Appointed director on November 19, 2009.
(3) Appointed director on October 18, 2011.
(4) The values of stock awards granted to Messrs. Lo, Shan, Wang and Li are based on the value of the stock as of the date of grant.

In 2011, the Company's compensation policy for non-executive directors includes no cash compensation and an annual grant of stock for their services over the next 12 months. The chairperson of the sub-committees of the board was granted 12,000 shares of common stock and other non-executive directors, except Mr. Li, were granted 10,000 shares of common stock. Mr. Li was granted 10,000 of options exercisable at $2.04 per share with vesting over 1 year and expiring in 2 years.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of December 31, 2011 regarding the shares of our common stock available for grant or granted under stock option plans that were approved by our stockholders. Upon the adoption of the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan") on December 10, 2009, we had not issued any more equity-based awards from any of the previous plans that were approved and in place prior to the merger transaction with Gold Lion in September 2009.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	129,350	$1.80	0

Equity compensation plans approved by security holders(2)	3,557,000	$3.02	1,443,000
Total:	3,686,350	$2.98	1,443,000

_______________

(1) Includes the following plans: 1990 Employee Stock Option Plan, 1991 Directors Stock Option Plan, 1998 Employee Equity Incentive Plan, each as amended.
(2) Includes 2009 Equity Incentive Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of March 30, 2012 by (i) each person who is known by Zoom to own beneficially more than five percent of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On March 30, 2012 there were 24,135,723 issued and 24,134,043 outstanding shares of Zoom's Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed. The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner (1)(2)	Common stock beneficially owned

	Number	Percent
Lei Gu	5,181,347	21.33%
Anthony K. Chan	557,824	2.30%
Augustine Lo	44,500	*	%
Chang Shan	37,500	*	%
Cheng Wang	37,500	*	%
Leo Li	32,500	*	%
Spreadtrum Communications, Inc.	1,676,300	6.90%
All directors and executive officers as a group (of 5 persons)	5,891,171	24.25%

_______________
* Less than one percent of shares outstanding.

(1) Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Zoom Technologies, Inc., Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027.
(2) Includes options exercisable within 60 days.

Securities authorized for issuance under equity compensation plans

On December 10, 2009, the Company's BOD approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), with 2,500,000 options authorized for issuance. The shareholders approved of the plan on May 19, 2011. On December 16, 2011, the shareholders approved an amendment of the plan to increase the shares under the plan authorized for issuance to 5,000,000 shares.

Change in control

Not applicable

ITEM 13 — CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Item 404(a) of Regulation S-K requires us to disclose in this report any transaction which exceeds the lesser of (i) $120,000 or (ii) one percent of Zoom's average total assets at year end for the last two completed fiscal years, in which Zoom is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Related Party Transactions

Due from related parties

As of December 31, 2011 and 2010, due from related parties was:

	2011	2010
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$3,883,641	$26,085
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	167,172	232,614
Leimone (Tianjin) Industrial Co., Ltd.	20,473,338	16,338,738
Beijing Leimone Shengtong Cultural Development Co., Ltd.	2,744,697	703,042
Tianjin Tong Guang Group	379,994	557,325
Shenzhen Leimone	429,170	328,694
712 (Prior Shareholder)	992,815	870,076
Raja. R Amar - Chief Executive Officer of Portables	741,448
Multiple Parties Related to Portables whom are individually immaterial	613,425

Total due from related parties	$30,425,700	$19,056,574

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For 2011 and 2010, the Company recorded revenues of $36,890,501 and $15,067,119 from sales to Electronics Science & Tech respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For 2011 and 2010, the Company recorded total purchases from Tianjin Leimone of $93,076,912 and $63,864,174 respectively. The amount due from Tianjin Leimone represented advances of $13,708,030 and $9,780,893 as of December 31, 2011 and 2010 respectively. The Company also sold certain products to Tianjin Leimone. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of December 31, 2011 and 2010, the balance of such loans was $6,765,308 and $6,557,845 respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") for short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and is due on demand.

Tianjin Tong Guang Group, a 20% shareholder of our TCB subsidiary, borrowed money from the Company. The borrowings bear no interest and are due on demand.

712 Co. Ltd. ("712") was a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For 2011 and 2010, the Company recorded revenues from sales to 712 of $22,553,654 and $24,015,118 respectively. As of December 31, 2011 and 2010, the balance of such sales was $796,419 and $681,020 respectively. In addition, the Company purchases raw materials from 712. For 2011 and 2010, the Company recorded purchases from 712 of $22,273,747 and $27,584,361 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $408,831 and $328,649 as of December 31, 2011 and 2010 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. The Company purchased raw materials from Shenzhen Leimone in 2011. The balance as of December 31, 2011 was advance to Shenzhen Leimone amounted to $20,339. In addition, for 2011 and 2010, the Company recorded revenues from sales to Shenzhen Leimone of $153,695 and Nil respectively.

Due to related parties

As of December 31, 2011 and 2010, due to related parties was:

	December 31, 2011	December 31, 2010

Gu	$2,788,635	$2,880,559
AUM Realty, Inc.	269,049
Wireless Holdings of Northeast	117,600
Portables Unlimited International	2,633,147
Portables Unlimited, Inc.	650,000
Others	283,943	3,781

Total due to related parties	$6,742,373	$2,884,340

The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of December 31, 2011 and 2010, the balance of such loans was $277,943 and Nil respectively.

Gu provides funds to the Company with no interest and are due on demand. As of December 31, 2011 and 2010, the balances of funds provided by Gu was $2,788,635 and $2,880,559 respectively.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for $3,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of December 31, 2011 was $2,633,147. Total interest expenses on the line amounted to $42,866 for the period October 12, 2011 through December 31, 2011.

Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $650,000. The advance has an interest rate of 12% and is due on demand.

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

Board Independence

The BOD has reviewed the qualifications of Messrs. Lo, Shan, Wang and Li and has determined that each individual is "independent" as such term is defined under the current listing standards of the Nasdaq Stock Market. In addition, each member of the Audit Committee is independent as required under Section 10A (m) (3) of the Securities Exchange Act of 1934, as amended. Messrs. Lo, Wang and Shan are the members of each of the Audit Committee and the Compensation Committee.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom's principal accountants and independent registered public accounting firm, Goldman Kurland Mohidin LLP ("GKM"), for fiscal years 2011 and 2010.

FEE CATEGORY	GKM, LLP 2011	GKM, LLP 2010
Audit fees(1)	$508,000	$455,000
Audit-related fees(2)	0	0
Tax fees(3)	0	0
All other fees(4)	0	0
Total fees	$508,000	$455,000

____________

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

	3.2	Certificate of Amendment to Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2008.*

	3.3	By-Laws of Zoom Technologies, Inc., filed as Exhibit 3.2 to the March 2002 Form 8-K. *

	4.1	Form of Series A Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.2	Form of Series B Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.3	Form of Series C Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.4	Form of Series D Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.5	Form of Series E Warrant, filed with the Current Report on form 8-K, October 21, 2009.

	4.6	Form of Series G Warrant, filed with the Current Report on form 8-K, November 17, 2010.

	10.1	Securities Purchase Agreement, dated October 15, 2009, between the Company and certain accredited investors, filed with the Current Report on form 8-K, October 21, 2009.

	10.2	Share Exchange Agreement, dated April 28, 2010, between the Company and Silver Tech Enterprises Limited, filed with the Current Report on form 8-K, April 30, 2010.

	10.3	Securities Purchase Agreement, dated November 15, 2010, between the Company and certain accredited investors, filed with the Current Report on form 8-K, November 17, 2010.

	10.4	Securities Purchase Agreement, dated October 12, 2011, between the Company and Portables Unlimited LLC, filed with the Current Report on form 8-K, October 18, 2011.

10.5	Common Stock Purchase Agreement, dated October 18, 2011, between the Company and Spreadtrum Communications, Inc., filed with the Current Report on form 8-K, November 2, 2011.

10.6	Order Approving Stipulation for Settlement of Claim by the Circuit Court of the Eleventh District in Miami-Dade County, Florida, filed with the Current Report on form 8-K, November 7, 2011.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: April 16, 2012	By:	/s/ Lei (Leo) Gu
Lei Gu Chairman and CEO

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei (Leo) Gu	Chief Executive Officer and Chairman	April 16, 2012
Lei Gu

/s/ Anthony K. Chan	Chief Financial Officer and Director	April 16, 2012
Anthony K. Chan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Augustine Lo	Director	April 16, 2012
Augustine Lo

/s/ Chang Shan	Director	April 16, 2012
Chang Shan

/s/ Cheng Wang	Director	April 16, 2012
Cheng Wang

/s/ Leo Li	Director	April 16, 2012
Leo Li

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Zoom Technologies, Inc., Affiliates & Subsidiaries

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2011 and 2010 and the combined consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above were combined and consolidated as described in Note 1 to the financial statements.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 16, 2012

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and equivalents	$ 1,131,109	$ 6,374,103
Restricted cash	15,507,408	13,503,122
Accounts receivable, net	48,970,549	21,740,642
Inventories, net	3,070,000	1,955,458
Purchase deposit	8,549,315	-
Other receivables and prepaid expenses	9,784,007	432,205
Advance to suppliers	9,834,017	32,776,983
Notes receivable	1,086,606	746,922
Due from related parties	30,425,700	19,056,574
Costs in excess of revenue - R&D contracts	91,880	531,617
Deferred tax assets, net	56,149	103,419
Total current assets	128,506,740	97,221,045

Property, plant and equipment, net	6,260,675	4,949,920
Equipment deposit	101,859	-
Construction in progress deposit - related party	10,170,809	9,790,700
Intangible assets	772,527	525,458
Goodwill	36,332,497	8,498,897

TOTAL ASSETS	$ 182,145,107	$ 120,986,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 26,405,343	$ 21,945,664
Notes payable	29,443,650	25,318,370
Accounts payable	14,336,883	1,488,548
Accrued expenses and other payables	10,173,712	1,170,952
Advance from customers	1,112,179	301,014
Taxes payable	4,287,309	4,711,893
Interest payable	85,323	25,027
Dividends payable	622,606	599,338
Due to related parties	6,742,373	2,884,340
Total current liabilities	93,209,378	58,445,146

Long-term payables	145,000	580,000
Long-term notes payable	500,000	-
Long-term loan	10,458	-

TOTAL LIABILITIES	93,864,836	59,025,146

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01
none issued and outstanding	-	-
Common stock: authorized 35,000,000 shares, par value $0.01
Issued 23,865,723 shares and outstanding 23,864,043 shares;
and Issued 15,275,572 shares and outstanding 15,273,892
shares at December 31, 2011 and December 31, 2010	238,640	152,739
Shares to be issued	1,000	557
Subscription receivable	-	(61,200)
Deferred expenses	(1,400,068)	(227,226)
Additional paid-in capital	53,133,895	38,204,403
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	682,528	682,528
Accumulated other comprehensive income	2,081,429	964,206
Retained earnings	22,048,539	19,030,933
TOTAL STOCKHOLDERS' EQUITY	76,778,641	58,739,618
Noncontrolling interest	11,501,630	3,221,256
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 182,145,107	$ 120,986,020

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Years Ended December 31
	2011	2010

Net revenues	$ 306,374,389	$ 252,589,072
Cost of goods sold	281,179,403	224,884,782

Gross profit	25,194,986	27,704,290

Operating expenses:
Sales and marketing	798,345	466,493
General and administrative	8,216,982	4,390,168
Research and development	5,874,728	3,251,209
Non-cash equity-based compensation	2,413,992	1,688,372
Impairment of goodwill	1,033,762	-
Total operating expenses	18,337,809	9,796,242

Income from operations	6,857,177	17,908,048

Other income (expenses)
Interest income	322,261	256,612
Loss on disposal of fixed assets	(8,529)	(60,573)
Government grants	236,503	122,675
Other income	1,394,396	286,661
Interest expense	(2,771,861)	(1,391,510)
Exchange loss	(91,698)	(34,411)
Other expenses	(357,270)	(245,873)
Total other expenses	(1,276,198)	(1,066,419)

Income before income taxes and non-controlling interest	5,580,979	16,841,629

Income taxes	2,307,570	3,832,772

Income before noncontrolling interest	3,273,409	13,008,857
Less: Income attributable to
noncontrolling interest	255,803	183,253

Net income attributable to Zoom Technologies, Inc.	3,017,606	12,825,604

Foreign currency translation gain - Zoom Technologies, Inc.	1,117,223	650,230
Foreign currency translation gain - Noncontrolling interest	121,557	103,203

Comprehensive income Zoom Technologies, Inc.	$ 4,134,829	$ 13,475,834
Comprehensive income noncontrolling interest	$ 377,360	$ 286,456

Basic and diluted earnings per common share:
Basic	$ 0.18	$ 1.07
Diluted	$ 0.15	$ 0.97

Weighted average common shares outstanding:
Basic	17,156,446	12,035,589
Diluted	20,110,099	13,210,181

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Years Ended December 31
	2011	2010

Cash flows from operating activities:
Income including noncontrolling interest	$3,273,409	$13,008,857
Adjustments to reconcile income including non-controlling interest to cash used in operating activities:
Depreciation and amortization	1,691,187	1,626,501
Non-cash equity-based compensation	2,413,992	1,688,372
Provision for inventory obsolescence	(108,096)	-
Provision on accounts receivable	703,994	87,588
Loss on disposal of fixed assets	8,529	60,573
Impairment for goodwill	1,033,762	-
Changes in deferred tax assets	50,421	350,429
Changes in operating assets and liabilities:
Accounts receivable	(20,900,645)	(3,199,401)
Inventories	52,082	(359,066)
Advances to suppliers	23,720,640	8,700,946
Prepaid expenses and other assets	(15,507,644)	(187,436)
Accounts payable	1,805,357	(1,019,655)
Advance from customers	273,787	60,457
Related parties-net	(6,828,582)	(12,309,184)
Accrued expenses and other current liabilities	1,367,451	2,546,076
Net cash provided by (used in) operating activities	(6,950,356)	11,055,057

Cash flows from investing activities:
Restricted cash	(1,455,083)	(1,073,912)
Cash paid for long-term investments	-	(500,000)
Cash paid for acquisition of subsidiary	(1,400,000)
Purchase of property and equipment and other long-term assets	(115,368)	(9,614,315)
Payment on notes receivable	(305,446)	(18,257)
Cash increase due to acquisition of subsidiaries	316,160	1,491,630

Net cash used in investing activities	(2,959,737)	(9,714,854)

Cash flows from financing activities:
Issuance of shares for cash	3,102,464	8,194,413
Proceeds from short-term loans	27,773,276	36,034,236
Advance to related parties	(542,003)	(12,154,025)
Repayment on borrowing from related parties	(320,000)	(23,643,764)
Proceeds from borrowings from related parties	125,000	-
Proceeds from notes payable	3,089,328	501,556
Collection on advance to related parties	939,717	4,709,255
Receipt from related parties	(4,091,718)	21,353,981
Repayments on short-term loans	(25,535,290)	(31,465,282)
Repayments on long-term loan	(9,634)	-
Net cash provided by financing activities	4,531,140	3,530,370

Effect of exchange rate changes on cash & equivalents	135,959	31,230

Net (decrease) increase in cash and equivalents	(5,242,994)	4,901,803

Cash and equivalents, beginning balance	6,374,103	1,472,300

Cash and equivalents, ending balance	$1,131,109	$6,374,103

	Years Ended December 31
	2011	2010
SUPPLEMENTARY DISCLOSURES:
Interest paid	$1,324,331	$1,427,540
Income tax paid	$2,812,248	$92,255
Non-cash investing and financing activities
Acquisition of 29.0% of TCB by issuing 2,462,576 shares	$-	$4,348,247
Acquisition of 100% of Silver Tech by issuing 1,342,599 shares	$-	$9,590,000
Acquisition of 100% of CDE by issuing 484,800 shares	$1,818,000	$-
Acquisition of zoom.com domain name by issuing 80,000 shares	$-	$349,600
Acquisition of 55% of Portables by issuing 1,494,688 shares	$3,306,171	$-
Shares issued to settle T-Mobile indebtedness	$2,566,284	$-
Note issued to CNCG as part of Portables acquisition	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Shares	Common stock	Subscription receivable	Treasury stock	Shares to be issued	Deferred expenses	Addition paid-in capital	Statutory surplus reserve	Other comprehensive income (loss)	Retained earnings	Total	Noncontrolling interest
Balance December 31, 2009	8,779,308	$87,793	$(378)	$(7,322)	$592	$-	$14,309,538	$633,378	$210,773	$6,254,479	$21,488,853	$6,631,630

Issuance of shares for services	136,402	1,364			520	(227,226)	1,041,432		-	-	816,090
Issuance for shares to be issued	59,159	592			(592)		592				592
Exercise of stock options	100,000	1,000	(61,200)				322,568				262,368
Exercise of warrant	33,517	335					160,087				160,422
Issuance of shares for cash	2,113,664	21,137	378		37		6,875,215				6,896,767
Sale of registered shares from S-3	166,667	1,667					873,189				874,856
Acquisition of 28.97% equity of TCB	2,462,576	24,625			-		4,323,621				4,348,246	(4,348,246)
Acquisition of Nollec Wireless	1,342,599	13,426					9,576,574				9,590,000
Acquisition of zoom.com	80,000	800					348,800				349,600
Stock options expense							872,282				872,282
Foreign currency translation									753,433	-	753,433	171,642
Expenses paid by related party							(499,495)				(499,495)	582,977
Net income										12,825,604	12,825,604	183,253
Appropriated statutory surplus reserve								49,150		(49,150)	-

Balance December 31, 2010	15,273,892	152,739	(61,200)	(7,322)	557	(227,226)	38,204,403	682,528	964,206	19,030,933	58,739,618	3,221,256

Issuance of shares for services	200,000	2,000			300	171,858	258,300				432,458
Issuance for shares to be issued	85,665	857			(857)						-
Exercise of stock options	41,200	412	61,200				136,962				198,574
Exercise of warrant	1,000	10					3,730				3,740
Issuance of shares for cash	1,691,300	16,913					2,883,237				2,900,150
Acquisition of CDE	484,800	4,848					1,813,152				1,818,000
Acquisition of 55% equity of Portables	1,494,688	14,947					3,291,224				3,306,171	7,864,226
Issuance of shares for M&A fees	583,333	5,833					746,667				752,500
Issuance of shares for payment to T-mobiles	2,978,165	29,781					2,536,503				2,566,284
Issuance of shares for bonus to management	1,030,000	10,300			1,000	(1,344,700)	1,333,400				-
Expenses overrecorded							165,057				165,057
Stock options expense		-					1,229,033				1,229,033
Foreign currency translation									1,117,223		1,117,223	27,289
Interest paid on behalf of TCB by related party							532,227				532,227	133,056
Net income										3,017,606	3,017,606	255,803

Balance December 31, 2011	23,864,043	$238,640	$-	$(7,322)	$1,000	$(1,400,068)	$53,133,895	$682,528	$2,081,429	$22,048,539	$76,778,641	$11,501,630

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom", "us", "we", or the "Company"), pursuant to the share exchange agreement ("SEA") dated January 28, 2009, (amended May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI") (the "Merger"). In connection with the share exchange, the Company spun off its then-existing business to its stockholders, by distributing all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

The parties to the SEA were: (1) Zoom Technologies, Inc., (2) Tianjin Tong Guang Group Digital Communication Co., Ltd., ("TCB Digital") a company organized under the laws of the People's Republic of China, ("PRC"); (3) Zoom Telephonics, Inc., or Zoom Telephonics, a wholly owned subsidiary of Zoom; (4) Gold Lion, (5) Lei (Leo) Gu, a citizen of the PRC; and (6) Songtao Du, a citizen of the PRC.

Gold Lion owns 100% of the outstanding stock of Jiangsu Leimone Electronics Co., Ltd., ("Jiangsu Leimone"), a foreign investment enterprise organized under the laws of the PRC that engages in the manufacturing, R&D, and sales of electronic components for 3rd generation mobile phones, wireless communication circuitry, GPS equipment, and related software products. Jiangsu Leimone owned 51.03% of the outstanding stock of TCB Digital. Gold Lion also owns 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong.

As of the date of the Merger, Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion.

Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the SEA and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion's outstanding equity for 4,225,219 shares of the Company's common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the Merger, the Company had 1,980,978 shares outstanding which were recapitalized as part of the Merger. The Company, who had an option to acquire an additional 29.0% of the outstanding capital stock of TCB Digital, pursuant to the SEA and the approval of the majority of the stockholders of the Company, agreed to provide the Company the option in exchange for the 2,402,576 shares of the Company's common stock. As of March 31, 2010, Mr. Gu exercised this option (See details in Section entitled "The Subsidiaries" below).

Simultaneous with the closing of the Merger, the Company issued a dividend of 100% of the issued and outstanding stock of Zoom Telephonics to the Company's stockholders of record immediately prior to the closing which is referred to herein as the "spin-off"). In connection with the spin-off, the Company distributed all assets and liabilities related to the Company to Zoom Telephonics, subject to certain licensing rights discussed below. Zoom's stockholders immediately prior to the closing of the Merger retained their existing shares in Zoom and also received an equal number of new shares in Zoom Telephonics. After the Merger and the spin-off, the Company and Zoom Telephonics became independent companies.

TCB Digital and Zoom Telephonics entered into a license agreement which granted TCB Digital rights to the "Zoom" and "Hayes" trademarks for certain products and geographic regions. Zoom and Zoom Telephonics also entered into a separation and distribution agreement that allocates responsibility for obligations arising before and after the spin-off, including, among others, obligations relating to taxes.

Our former directors, entered into founder lock-up agreements pursuant to which they agreed that during the one-year period commencing on the date of closing of the Merger each will not sell, transfer, assign, pledge or hypothecate, in any calendar month, greater than 3% of the shares of the Company's common stock sold in the previous four calendar weeks.

On June 1, 2010, Zoom pursuant to a share exchange agreement (the "Agreement") dated April 29, 2010, acquired 100% of the shares of Nollec Wireless Company Ltd., ("Nollec Wireless") a mobile phone and wireless communication design company in Beijing, China (the "Acquisition").

The parties to the Agreement include: (1) Zoom Technologies, Inc.; (2) Silver Tech Enterprises, Ltd. ("Silver Tech"), a holding company founded in July 2005, organized and existing under the laws of the BVI, which owned 100% of Ever Elite Corporation, Ltd. ("Ever Elite"); (3) Ever Elite, a holding company founded in June 2007, organized under the laws of Hong Kong, or HK, which owned 100% of Nollec Wireless; (4) Nollec Wireless, the operating company founded in June 2007, organized under the laws of the PRC; (5) Key Network Holdings, Ltd. ("KNH"), a BVI company, then owner of 76.8% of the outstanding stock of Silver Tech; and (6) Better Day Finance, Ltd. ("BDF"), a BVI company, then owner of 23.2% of the outstanding stock of Silver Tech.

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the Agreement date. At the closing of the Acquisition on May 31, 2010, the Company issued 1,342,599 shares of its common stock and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years, of which the Company paid $137,500 as of December 31, 2010 and $152,500 was included in other payables and $580,000 included in long-term payables. As of December 31, 2011, the Company owed three remaining payments of $145,000 each. The Company paid $275,000 in year 2011 and as of December 31, 2011, $290,000 was included in other payables and $145,000 was included in long-term payables (See Note 19). After the closing of the Acquisition on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. The Company determined the Acquisition did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

On January 4, 2011, pursuant to a share exchange agreement (the `Share Exchange Agreement") the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in HK. The consideration period was $1,818,000 worth of shares of common stock of the Company; the number of shares was calculated by dividing $1,818,000 by the higher of i) $3.75 per share or ii) the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of the Share Exchange Agreement which was December 20, 2010. This resulted in the issuance of 484,800 shares of the Company's common stock to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone applications in Asia. The Company acquired CDE through its wholly owned HK subsidiary, Profit Harvest..

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a newly formed wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, the Company (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. The Equity Consideration was to be held in escrow until the date that Portables provides to the Company financial statements for Portables' third quarter ended September 30, 2011. The financial statements were provided in January 2012 and the stock certificates were released from escrow. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000, to be paid within thirty days of the closing date, which is currently outstanding. Further, in connection with the transaction, the Company assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. in the amount $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile

Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $853,788 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made in a timely manner, and pursuant to an agreement with T-Mobile the Final Payment was waived. The waiver of the final payment was recognized as other income in 2011 because this settlement was not a required condition in the Company's acquisition of Portables. Additionally, the Company agreed to pay other outstanding indebtedness of Portables in the amount of $4,500,000, less the amount of T-Mobile Indebtedness paid off.

The Company has acquisition payables outstanding to Portables in the amount of $1,350,000. The Company also has not yet arranged a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced from 55% to 46%. In such event, the Company will account for the investment in Portables using the equity method. The Securities Purchase Agreement provides that in case of a default by the Company, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement.

On October 26, 2011, the Company closed the sale of 1,676,300 shares of common stock to Spreadtrum Communications, Inc., ("Spreadtrum") pursuant to the Common Stock Purchase Agreement (the "Purchase Agreement") entered into by and among the Company, Spreadtrum and Leo (Lei) Gu (the "Key Stockholder"). In consideration, Spreadtrum paid $2,900,000. The Company, Key Stockholder and Spreadtrum executed the Purchase Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended. Spreadtrum did not receive any registration rights and no warrants were issued pursuant to the Agreement. Pursuant to the Purchase Agreement, the Company also agreed to design and develop all applicable Company products to integrate and operate solely with the Spreadtrum's products, and to not design and develop any Company products to integrate or operate with any Spreadtrum's competitive products for a term of three years from the Purchase Agreement. Also pursuant to the Agreement, Spreadtrum shall have the right to nominate one nominee to the board of directors of the Company (the "Nomination Right"), subject to approval of the Company's independent directors, as required under Nasdaq Rule 5605(e)-Independent Director Oversight of Director Nominations. Spreadtrum's Nomination Right shall continue until such time that Spreadtrum owns not less than 838,150 shares of the Company's outstanding common stock.

The Subsidiaries

Gold Lion was founded by Mr. Lei Gu ("Gu") in September 2002 in the BVI. Pursuant to an agreement dated June 30, 2007, Mr. Wei Cao ("Cao"), purchased from Gu 29.4% of then outstanding shares of the Company. Through a resolution of the Company on November 26, 2008, the Company's issued 705 shares to Gu and 294 shares to Mr. Songtao Du ("Du"), resulting in 1,000 issued and outstanding shares of Common Stock. Pursuant to a pledge agreement dated November 26, 2008, Du pledged his 294 shares to Cao, including all rights to such shares. As such, Gu and Cao jointly controlled 100% of Gold Lion.

On August 2, 2007, Gu founded Profit Harvest in Hong Kong, and in December 2008, 100% ownership of Profit Harvest was transferred to Gold Lion. Profit Harvest serves two purposes: i) to facilitate the export of the Company's finished goods to international markets, and ii) trading of components and chipsets for a profit.

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labor Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to USD $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to USD $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% respectively of TCB Digital, or 51.0% ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% interest in TCB Digital through his ownership in Beijing Depu to Gu for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 29.0% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as of March 31, 2010. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51.with the excess of fair value of shares over the carrying value of minority interests charged to additional paid in capital. During the three months ended June 30, 2010, the Company issued 2,462,576 shares.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement, pursuant to which, GD Industrial Company transferred to the Company 60% of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. ("Nantong Zong Yi") for $10,273. In July 2008, Nantong Zong Yi changed its name to Jiangsu Leimone Electronic Co., Ltd. ("Jiangsu Leimone"). Before the acquisition, Jiangsu Leimone had no operating activities. In January 2008, the Company invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase the Company's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, the Company acquired the remaining 20% of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for $103,214 (HK$800,000). After this transaction, the Company owned 100% of Jiangsu Leimone.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% ownership of TCB Digital to Jiangsu Leimone on December 30, 2008.

Because TCB Digital and Profit Harvest were under common control with the Company since July 2007 and August 2007, respectively, the Company combined their financials at historical cost with the Company from the dates the Company acquired control.

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

On September 19, 2011, the Company incorporated Zoom USA Holdings, Inc. ("Zoom Sub"), to acquire Portables Unlimited.

On October 12, 2011, the Company acquired 55% of Portables Unlimited LLC ("Portables"), one of the largest exclusive wholesale distributors of T-Mobile products in the United States. Portables has direct access to more than 1,000 retail locations across twenty U.S. States selling T-Mobile products, including approximately 100 exclusive T-Mobile carrier locations.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest, its 100%-owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its 80%-owned joint venture TCB Digital as of and for the year ended December 31, 2011. As of January 4, 2011, the Company completed its 100% acquisition of Celestial Digital Entertainment. On September 19, 2011, the Company incorporated Zoom Sub to acquire Portables. Therefore, the consolidated financial statements as of December 31, 2011 include TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech and their operating results for the year ended December 31, 2011, and CDE's operating result for the period from January 4, 2011 to December 31, 2011 and Zoom Sub's operating results for the period from September 19 to December 31, 2011.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Portables noncontrolling member and the owners of AUM provided guarantees of AUM's Rockland County Industrial Development Agency ("IDA") supported bank loan. Such a guarantee constitutes a form of "subordinated financial support," which provides a contrary indication to management's assessment that AUM is not a VIE. Management believes, however, that the guarantees were not necessary for AUM to finance its activities, and its equity capital was sufficient to support its activities if necessary, but the guarantees were only required under IDA rules in order to obtain the reduced financing costs of the IDA support. Management believes that the same is true at December 31, 2011 (See Note 27 for details).

Based on this assessment, management believes that AUM is not a VIE and therefore is not consolidated as a component of these consolidated financial statements. If the matter were to be assessed differently, these consolidated financial statements would have included AUM's assets (principally land and building), liabilities (principally loan payable) and expenses, with the excess of AUM's assets over liabilities shown as a "noncontrolling interest".

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). For the Company's operating subsidiaries of Jiangsu Leimone, TCB Digital and Nollec Wireless, the functional currency is the Chinese Renminbi ("RMB"); the functional currency of Profit Harvest, Portables, and Zoom Sub is United States Dollars ("USD" or "$"), and the functional currency of Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements are translated and presented in the reporting currency of USD.

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

Risks and Uncertainties

The Company is subject risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

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

Foreign Currency Transactions

The accounts of the Company's Chinese subsidiaries are maintained in the RMB and the accounts of the US parent company, Profit Harvest, and Zoom Sub are maintained in the USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards ("FASB") Accounting Standards Codification ("ASC") Topic 810) with the RMB as the functional currency for the Chinese subsidiaries. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders' equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" (codified in FASB ASC Topic 220). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the stockholders' equity were $2,081,260 and $964,206 as of December 31, 2011 and 2010, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our export activities to qualified customers. As of December 31, 2011 and 2010, management estimated allowance for bad debt based on its evaluation (see Note 5).

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set out below.

Fixed Asset Class	Estimated Useful Lives
Machinery and equipment	4-6 years
Electronic equipment	4-6 years
Workshop and assembling line	5 years
Transportation equipment	4-6 years

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. As of December 31, 2011 and 2010, no interest was capitalized.

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

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. During 2011 and 2010, the Company recorded $1,033,762 and Nil, respectively, as impairment of goodwill. (See Note 3)

Revenue Recognition

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

The Company's subsidiary, Portables is in the business of mobile phone. Revenue from the sale of equipment is recognized upon shipment or when purchased at Portables retail locations. Commission income is recognized upon activation of wireless communication services with T-Mobile.

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

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor that do not meet the capitalization criteria of ASC 840 "Leases", previously SFAS No. 13, are accounted for as operating leases. Rental payables under operating leases are expensed on the straight-line basis over the lease term.

Research and Development Costs

Research and development ("R&D") costs are related primarily to the development of cell phone technology, video games and applications for mobile phones and mobile platforms development. R&D costs are expensed as incurred.

Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with the provisions of ASC 260 "Earnings Per Share", previously SFAS No. 128. ASC 260 requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2011 and 2010 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,131,109	$1,131,109	-	-

Restricted cash	$15,507,408	$15,507,408	-	-

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$6,374,103	$6,374,103	-	-

Restricted cash	$13,503,122	$13,503,122	-	-

The Company's financial instruments include cash and equivalents, restricted cash, accounts receivable, advances to suppliers, notes receivables, other receivables, accounts payable, notes payable. Cash and equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure notes payable (Note 15). Management estimates the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents, trade and bills receivables, advance to suppliers and due from related parties. As of December 31, 2011 and 2010, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts. The Company's advance to suppliers and due from related parties are subject to credit risk that such advances and dues will not result in receipt of goods and paid on time respectively. The Company selects its suppliers based on certain criteria including past working relationship, financial condition, market reputation and referrals. Similarly the Company monitors the credit worthiness of related parties by reviewing their financial position and results of operations and their relationship with us through common shareholders.

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

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year. The Company reclassified amounts in 2010 related to loss on disposal of fixed assets from general and administrative expenses to other income (expenses) in the Company's Consolidated Statements of Income and Other Comprehensive Income.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

NOTE 3 - MERGER AND ACQUISITIONS

The Company acquired 100% equity in Silver Tech on May 31, 2010. As of May 31, 2010, the net assets of Silver Tech were $2,564,160. The purchase consideration was $10,960,000 which resulted in goodwill of $8,395,840.

Silver Tech's subsidiary Nollec Wireless primarily focuses on R&D for mobile phones, and hardware and software solutions for domestic Chinese and overseas customers. Its design team includes experienced engineers in the core technologies of wireless communication and mobile phone development. Nollec provides state of the art industrial, user inter-phase, mechanical and engineering designs and software and hardware integration. The acquisition of Nollec allows the Company to provide complete original design and manufactured solutions to its customers in order to maintain a competitive advantage in the mobile handset manufacturing market.

The Company acquired 100% ownership of CDE on January 4, 2011. As of January 4, 2011, the net assets of CDE were $(43,409). The purchase consideration was $1,818,000 which resulted in goodwill of $1,861,409. The Company acquired CDE to broaden and deepen its knowledge base towards software solutions for mobile handsets. CDE has designed games for iOS and Android platforms for several years. The accumulated knowledge and source codes can be useful to the Company in integrating and testing operating systems with the hardware that the Company produces.

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

The financial statements of CDE have been consolidated with the Company as of January 4, 2011, the closing date of the acquisition. The Company has determined that the results of operations would not be materially different if the financial statements were consolidated from January 1, 2011 to December 31, 2011; therefore, no pro forma consolidated financial statements are provided.

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, the net assets of Portables were $(9,290,241). The purchase consideration was $9,851,486 which resulted in goodwill of $ 27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world.

The following table summarizes the fair market values assigned to the assets acquired and liabilities assumed from Portables as of October 11, 2011.

Cash	$81,048
Other receivables	4,054,550
Prepaid expenses	255,816
Accounts receivable	3,896,008
Inventory	1,045,478
Due from related parties	3,813,514
Fixed assets	2,216,272
Equipment deposit	103,602
Intangible assets	223,557
Goodwill	27,005,953
Short-term loan	(1,352,562)
Notes payable	(4,757,186)
Accounts payable	(10,717,533)
Accrued expenses	(2,749,780)
Due to related party	(2,818,775)
Other payables	(2,584,250)
Valuation of non-controlling interest	(7,864,226)
Purchase price	$9,851,486

Our purchase price allocation is preliminary and will be finalized within one year from the date of acquisition of Portables.

The following unaudited pro forma consolidated results of operations for Zoom 2011 and 2010 presents the operations of Zoom and Portables as if the acquisition had occurred at January 1, 2011 and 2010, respectively. The pro forma results are not necessarily indicative of actual results that would have occurred had the acquisitions had been completed as of the beginning of the periods presented, nor are the necessarily indicative of future consolidated results.

	2011	2010
Net sales	$373,241,645	$374,386,324
Cost of goods sold	(337,647,208)	(331,109,263)
Gross profit	35,594,436	43,277,061

Total operating expenses	(25,890,980)	(26,266,711)

Income (loss) from operations	9,703,456	17,010,350
Total non-operating loss	(4,095,800)	(2,161,603)

Income (loss) before income tax	5,607,656	14,848,747
Income tax expense	(2,307,570)	(3,832,772)

Net income (loss) before noncontrolling interest	3,300,086	11,015,975
Less: (income) loss attributable to noncontrolling interest	(238,556)	61,044
Net income (loss) to Zoom	$$3,061,529	$11,077,019

Weighted average shares outstanding	23,864,043	16,431,519

Earnings (loss) per share	$$0.13	$0.67

The following table summarizes goodwill as of December 31, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, CDE and Portables:

Jiangsu Leimone	$103,057
Silver Tech	8,395,840
CDE	1,861,409
Portables	27,005,953
37,126,605
Less: Impairment	(1,033,762)

Total goodwill	$36,332,497

As of December 31, 2011, the Company recorded impairment of goodwill of $1,033,762 which included $103,057 from Jiangsu Leimone, and $930,705 from CDE. There was no impairment of goodwill for the year ended December 31, 2010. The Company has already moved all of its manufacturing assets from Jiangsu Leimone to TCB Digital. The Company also intends to re-brand the Leimone brand of products to Zoom in the future, accordingly, the Company has written off goodwill related to the acquisition of Jiangsu Leimone. The Company assessed the operating position of CDE because of its continued losses for 2011. While the Company believes that it will re-organize the CDE business and inject new projects into the subsidiary as result of its expertise in different operating systems for mobile handsets, the likelihood of immediate profits is limited; therefore, the Company wrote off a portion of the goodwill to reflect the carrying value based on probabilistic discounted future cash flows from new projects. The Company will closely monitor CDE's progress with these projects on a quarterly basis moving forward to determine if further impairment is necessary.

NOTE 4 - RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 15).

NOTE 5 - ACCOUNTS RECEIVABLE

As of December 31, 2011 and 2010, the Company's accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010

Accounts receivable	$49,798,505	$21,849,996
Less: Allowance for doubtful accounts	(827,956)	(109,354)

Accountants receivable, net	$48,970,549	$21,740,642

NOTE 6 - INVENTORIES

Inventories, by major categories, as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010

Raw materials	$1,574,759	$1,167,414

Low value consumables	-	15,376
Finished goods	1,502,197	903,096
	3,076,956	2,070,510
Less: Allowance for obsolete inventories	(6,956)	(115,052)

Inventories, net	$3,070,000	$1,955,458

NOTE 7 - ADVANCE TO SUPPLIERS

As of December 31, 2011 and 2010, the Company's advance to suppliers consisted of the following:

	December 31, 2011	December 31, 2010

Yuechangrui	$7,399,939	$-
Media Tak Inc.	123,610	-
CEC CoreCast Technology Co., Ltd. ("CECCC")	-	7,734,980
Shenzhen Baoan District Shiyan Jixintong Commercial & Trade Co. ("SBDSJCTC")	-	6,851,051
Tsingtao Hisense Portable Communication Tech Co.,Ltd.	-	245,762
Shenzhen Wuxing Commercial & Trade Co.	-	3,729,695
Shenzhen Fudian District Longchengfa Electronic Commercial Co.	-	604,979
Jiangxi TongGuJiangQian	478,000	-
Foshan Import and Export	129,384	-
Dewav Technology	877,650	-
Qualcomm	101,181	-
Konka	79,852	-
Other - multiple vendors of various amounts	644,401	555,825

Total advance to suppliers	$9,834,017	$32,776,983

The Company purchased parts for mobile phone manufacturing from SBDSJCTC which delivered those parts to the Company with the balance of funds completely returned as of December 31, 2011.

The Company purchased mobile phones components and sub-assemblies from Yuechangrui with delivery terms from three to nine months from the date of payment.

The Company made bank note payments to CEC CoreCast Technology Co., Ltd in advance of purchasing of material. The advance payments are intended to ensure preferential pricing. The amounts are advanced under such arrangements as of December 31, 2010. See Note 15 for notes payable details.

NOTE 8 - PURCHASE DEPOSIT

As of December 31, 2011, the Company's purchase deposit consisted of the following:

Shenzhen Wuxing Commercial & Trade Co.	$7,135,266
Shenzhen Nanxin Communication Equipment Co., Ltd.	785,583
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	628,466

Total purchase deposit	$8,549,315

These three suppliers provide purchasing platforms. The purchase deposits are paid to ensure the Company is able to purchase components at competitive prices. These deposits are refundable during the normal course of business and do not represent any commitment.

The Company signed a purchase agreement with Shenzhen Wuxing Commercial & Trade Co. for the supply of components for the E33 mobile phone. These components have been delivered during the fourth quarter of 2011 and the first quarter of 2012. The amounts are advanced under such arrangements as of December 31,2011

As of December 31, 2011, contracts with suppliers to use purchase platform were expired and not renewed. The Company believes it will fully recover all of the deposits by June 30, 2012.

NOTE 9 - OTHER RECEIVABLES & PREPAID EXPENSES

As of December 31, 2011 and 2010, the Company's other receivables and prepaid expenses consisted of the following:

	December 31, 2011	December 31, 2010

Advance to employees	$23,882	$64,737
Deposit for equipment lease	211,583	49,730
Prepaid expenses	238,857	36,982
Bank notes (a)	9,226,641
Other	83,044	79,875

Total other receivables	$9,784,007	$432,205

The deposit for equipment lease is recoverable within one year.

(a)

Per purchase contract signed in 2010, CECCC provided mobile phone components to the Company. The Company paid in advance to CECCC by payment of 'bank notes'. During 2011, no purchase transaction was completed. As of December 31, 2011, the total outstanding amount is $9.3 million (RMB 58.7 million) and during the first quarter of 2012, the Company was repaid approximatelt $4.8 million (RMB 30.4 million) by CECCC.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Machinery and Equipment	$9,678,543	$9,000,562
Electronic Equipment	2,431,834	1,693,094
Transportation Equipment	182,250	175,439
Workshop reconstruction	173,928	60,755
Leasehold improvements	2,547,847	120,516
Computer equipment	96,982	-
Office equipment	614,710	120,560
	15,726,094	11,787,579
Less: Accumulated depreciation	(9,465,419)	(6,837,659)

Total property, plant and equipment, net	$6,260,675	$4,949,920

Depreciation for the years 2011 and 2010 was $1,627,641 and $1,609,692 respectively.

NOTE 11 - RESEARCH AND DEVELOPMENT CONTRACTS IN PROGRESS
	December 31, 2011	December 31, 2010

Costs in excess of billings	$91,880	$531,617

Research and development contracts in progress include cost plus profit attributable to mobile phone development contracts in progress. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses. Company's R&D cost as at December 31, 2011 and 2010 was $0.09 million and $1.24 million respectively while its progress billings were $0 million and $0.71 million respectively.

NOTE 12 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTY
	December 31, 2011	December 31, 2010

Manufacturing plant	$10,170,809	$9,790,700

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for RMB 99,591,000 ($15,063,000). The contract includes land use rights for 46,021 square meters and space of 21,029 square meters. As of December 31, 2011 and 2010, the amount paid to Tianjin Leimone was RMB 64,734,150 ($10,170,809) and RMB 64,734,150 ($9,790,700) respectively and is recorded as construction in progress deposit, as ownership of the premise will not be transferred to the Company until construction is completed. The Company expects construction of the new facility to be completed by the second half of 2012. The delay of the construction resulted from a labor dispute between a related party and construction contractor which is now pending court decision (See Item 3 — Legal Proceedings).

NOTE 13 - INTANGIBLE ASSETS

As of December 31, 2011 and 2010, the Company's intangible assets were summarized as follows:

	Useful life	December 31, 2011	December 31, 2010

Software	3 years	$201,275	$30,448
Domain name, logo & trade mark	Indefinite	349,600	349,600
Customer list	5 years	86,250	-
Technology use right	1 year	125,432
Patent techniques	10 years	181,360	174,583
Total cost		943,917	554,631

Less: Total accumulated amortization		(171,390)	(29,173)

Intangible assets, net		$772,527	$525,458

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for 2011 and 2010 was $63,546 and $16,809 respectively. The estimated amortization for the next five years as of December 31, 2011 and thereafter is expected to be as follows by years:

2012	$301,601
2013	133,294
2014	53,159
2015	35,254
2016	35,254
Thereafter	213,965

Total	$772,527

NOTE 14 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of December 31, 2011 and 2010, the Company's short term loans consisted of the following:

	2011	2010

Bank of Communication Tianjin Branch ("BOCTB"), due from March 8, 2010 to January 7, 2011 with floating interest, guaranteed by TCBGCL - related party	$-	$3,024,895

BOCTB, due from June 28, 2010 to June 27, 2011 with floating interest, guaranteed by TCBGCL - related party	-	3,024,895

BOCTB, due from June 10, 2010 to June 9, 2011 with floating interest, guaranteed by TCBGCL - related party	-	3,024,895

BOCTB, due from August 18, 2010 to August 17, 2011 with floating interest, mortgaged by fix assets	-	1,119,211

BOCTB, due from November 3 to August 2, 2011 with benchmark interest rate plus 10%, guaranteed by TCBGCL - related party	-	4,537,342

BOCTB, due from December 8, 2010 to June 8, 2011, interest adjusted to the preferred interest rate as of the due date, guaranteed by Leimone (Tianjin) Industrial Co., Ltd. - related party	-	1,659,530

Northern International Trust & Investment Co., Ltd, due from October 13, 2010 to October 12, 2011 with interest at 8.400%, guaranteed by Small & Medium Enterprises Guarantee Center	-	1,814,937

China Bohai Bank, due from June 4, 2010 to June 3, 2011 with floating interest, Guaranteed by Tianjin Zhonghuan Electronic Communication Group.	-	3,024,895

BOCTB, due from July 4, 2011 to July 3, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,142,332	-

BOCTB, due from June 20, 2011 to June 16, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,142,332	-

BOCTB, due from June 14, 2011 to June 13, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,079,485	-

BOCTB, due from August 18, 2011 to August 17, 2012, with benchmark interest rate plus 5%, mortgaged by fixed assets	3,142,332	-

BOCTB, due from August 3, 2011 to August 1, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	4,713,498	-

China Merchant Bank Tianjin branch, due from July 29, 2011 to January 28, 2012, interest at 7.93%, mortgaged by bank notes of $785,583 (RMB5,000,000); repaid in full on January 28, 2012	754,160	-

Key Network Holdings Limited, due from May 31, 2010 to May 31, 2012 with interest at 6%.	715,064	715,064

JP Morgan Chase credit line for $1.3 million secured by certificate of deposit from Portables Unlimited, Inc. (the 45% owner of Portables) due from September 1, 2011 - August 31, 2012, at Libor plus 2.95%	$854,469

HSBC, due on demand with interest at 7.25%	$48,146

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	1,995,381	-

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	628,466	-

Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	157,117	-

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	361,368	-

Shanghai Pudong Development Bank Pucheng Branch, due from November 1, 2011 to November 1, 2012 with interest at 7.216%, guaranteed by Tianjin Loan Guaranty Company, price is 1.2% of total principal, shall pay off within 5 days after all principal are paid off	1,571,166	-

HSBC Suzhou Branch, due from August 15, 2011 to January 12, 2012 with interest at SIBOR plus 4.0%, guaranteed by tangible assets of the Company (a)	1,000,000	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 14, 2012	235,675	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital, repaid in full on March 14, 2012	314,233	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 12, 2012	534,196	-

JP Morgan Chase - Bank Overdraft Account; Due on Demand	15,923

Total short-term loans	$$26,405,343	$21,945,664
(a)

Based on a corporate guarantee from the Company and a personal guarantee from Mr. Gu for financing up to 85% of invoice for approved buyer of Profit Harvest, this loan is subject to certain covenants which should be complied at all times. Those covenants includes but not limited to tangible net worth not less than $40 million and net gearing not greater than 1.2 times. As of December 31, 2011, the Company was in violation of one of its loan covenant with HSBC. The covenant calls for the Guarantor, Zoom, on behalf of the Borrower, Profit Harvest, to maintain a minimum tangible net worth of $40,000,000. The Company's tangible net worth at December 31, 2011 was $39,673,617 (Stockholders' equity of $76,778,641 less Goodwill of $36,332,497, less intangible assets of $772,527). With exception to the aforementioned covenant violation, the Company complied with all the other covenants. The Company repaid the loan to HSBC Suzhou Branch on February 13, 2012.

NOTE 15 - NOTES PAYABLE

These notes are payable in three to six months and bear no interest. The balance of notes payable as of December 31, 2011 and 2010 consisted of the following (all were bankers' acceptances):

	December 31, 2011	December 31, 2010
CECCC, honored by the BOCTB, from July 12, 2010 to January 12, 2011, secured by $907,468 of cash in bank	$-	$1,814,937

CECCC, honored by the BOCTB, from July 14, 2010 to January 14, 2011, secured by $1,361,203 of cash in bank	-	2,722,405

CECCC, honored by the BOCTB, from September 14, 2010 to March14, 2011, secured by $1,512,447 of cash in bank.	-	3,024,895

CECCC, honored by the BOCTB, from September 16, 2010 to March 16, 2011, secured by $2,268,671 of cash in bank.	-	4,537,342

CECCC, honored by the BOCTB, from September 17, 2010 to March 17, 2011, secured by $1,615,294 of cash in bank.	-	3,230,588

CECCC, honored by the BOCTB, from September 19, 2010 to March 19, 2011, secured by $2,422,941 of cash in bank.	-	4,845,882

CECCC, honored by the BOCTB, from October 9, 2010 to April 9, 2011, secured by $1,814,937 of cash in bank.	-	3,629,874

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd., honored by the China Bohai Bank, from December 10, 2010 to June 10, 2011, secured by $1,512,447 of cash in bank.	-	1,512,447

CECCC, honored by the BOCTB, from July 14, 2011 to January 14, 2012, secured by $942,700 of cash in bank; Repaid January 16, 2012	1,885,399	-

CECCC, honored by the BOCTB, from July 20, 2011 to January 20, 2012, secured by $1,414,049 of cash in bank, Repaid January 20, 2012	2,828,099	-

Shanghai Zhanqiao, honored by the BOCTB, from August 8, 2011 to February 8, 2012, secured by $1,571,166 of cash in bank; repaid February 8, 2012	1,571,166	-

CECCC, honored by the BOCTB, from September 20, 2011 to March 20, 2012, secured by $3,927,915 of cash in bank; repaid March 20, 2012	7,855,830	-

CECCC, honored by the BOCTB, from September 22, 2011 to March 22, 2012, secured by $3,220,890 of cash in bank; repaid March 22, 2012	6,441,780	-

CECCC, honored by the BOCTB, from September 27, 2011 to March 27, 2012, secured by $974,123 of cash in bank; repaid March 27, 2012	1,948,246	-

CECCC, honored by the BOCTB, from October 14, 2011 to April 14, 2012, secured by $785,583 of cash in bank	1,571,166	-

CECCC, honored by the BOCTB, from October 19, 2011 to April 19, 2012, secured by $2,670,982 of cash in bank	5,341,964	-

Total notes payable	$29,443,650	$25,318,370

NOTE 16 - ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2011 and 2010, the accrued expenses and other payables of the Company were summarized as follows:

	2011	2010

Accrued filing fees	$445,391	$347,558
Accrued rework cost	215,560	229,472
Accrued consulting fee	-	51,038
Accrued commission payable	4,616,079
Acquisition payable*	1,662,500	152,500
Accrued expenses	2,686,016
Welfare & salary payable	341,137	271,787
Others	207,029	118,597

Total accrued expenses and other payables	$10,173,712	$1,170,952

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 of $290,000 and Portables on October 11, 2011 of $1,350,000 (see Note 1).

Pursuant to the terms of purchase agreement, in case Zoom and/or Zoom Sub does not pay the T-Mobile liabilities of Portables which were assumed in the transaction, (collectively, the "Cash Payments") in full and arrange for the Letter of Credit within the Payment Period (30 days after the closing), then the unpaid portion of the Cash Payments shall incur interest at an annual rate of 2% during the 60-day period following the Payment Period (the end of such 60-day period shall be the "Final Payment Date"). Subject to Recission Remedy, in the event the Cash Payments are not made in full and the Letter of Credit is not arranged for by Zoom and/or Zoom Sub by the Final Payment Date, then a percentage of the Portables shall be returned by Zoom Sub to Portables, effective immediately following the Final Payment Date, based on the certain formula as stipulated in the purchase agreement. The Company currently is in default of this payment. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced from 55% to 46%. In such event, the Company will account for the investment in Portables using the equity method. The Securities Purchase Agreement provides that in case of a default by the Company, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement.

Accrued commission payable reflects commissions earned by and payable to store operators based on monthly commission reports from T-Mobile.

Accrued expenses include a $2.4 million retention bonus payable to certain executives of Portables for services rendered prior to the acquisition.

NOTE 17 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $622,606 and $599,338 as of December 31, 2011 and 2010 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 18 - RELATED PARTY TRANSACTIONS

Due from related parties

As of December 31, 2011 and 2010, due from related parties were:

	December 31, 2011	December 31, 2010
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$3,883,641	$26,085
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	167,172	232,614
Leimone (Tianjin) Industrial Co., Ltd.	20,473,338	16,338,738
Beijing Leimone Shengtong Cultural Development Co., Ltd.	2,744,697	703,042
Tianjin Tong Guang Group	379,994	557,325
Shenzhen Leimone	429,170	328,694
712 (Prior Shareholder)	992,815	870,076
Raja. R Amar - Chief Executive Officer of Portables	741,448	-
Others	613,425	-

Total due from related parties	$30,425,700	$19,056,574

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For 2011 and 2010, the Company recorded revenues of $36,890,501 and $15,067,119 from sales to Electronics Science & Tech respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For 2011 and 2010, the Company recorded total purchases from Tianjin Leimone of $93,076,912 and $63,864,174 respectively. The amount due from Tianjin Leimone represented advances of $13,708,030 and $9,780,893 as of December 31, 2011 and 2010 respectively. The Company also sold certain products to Tianjin Leimone. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of December 31, 2011 and 2010, the balance of such loans was $6,765,308 and $6,557,845 respectively.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") for short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and is due on demand.

Tianjin Tong Guang Group, a 20% shareholder of our TCB subsidiary, borrowed money from the Company. The borrowings bear no interest and are due on demand.

712 was a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For 2011 and 2010, the Company recorded revenues from sales to 712 of $22,553,654 and $24,015,118 respectively. As of December 31, 2011 and 2010, the balance of such sales was $796,419 and $681,020 respectively. In addition, the Company purchases raw materials from 712. For 2011 and 2010, the Company recorded purchases from 712 of $22,273,747 and $27,584,361 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $408,831 and $328,649 as of December 31, 2011 and 2010 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. The Company purchased raw materials from Shenzhen Leimone in 2011. The balance as of December 31, 2011 was advance to Shenzhen Leimone amounted to $20,339. In addition, for 2011 and 2010, the Company recorded revenues from sales to Shenzhen Leimone of $153,695 and Nil respectively.

The amounts due from Raja R Amar are related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured and are expected to be repaid by December 31, 2012.

Due to related parties

As of December 31, 2011 and 2010, due to related parties was:

	December 31, 2011	December 31, 2010

Tianjin Tong Guang Group Special Equipment Co., Ltd.	$-	$3,781
Gu	2,788,635	2,880,559
AUM Realty, Inc.	269,049
Wireless Holdings of Northeast	117,600
Portables Unlimited International	2,633,147
Portables Unlimited, Inc.	650,000
Others	283,943

Total due to related parties	$6,742,373	$2,884,340

The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of December 31, 2011 and 2010, the balance of such loans was $277,943 and Nil respectively.

Gu provides fund to the Company with no interest and are due on demand. As of December 31, 2011 and 2010, the balances of funds provided by Gu was $2,788,635 and $2,880,559 respectively.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for $3,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of December 31, 2011 was $2,633,147. Total interest expenses on the line amounted to $42,866 for the period October 12, 2011 through December 31, 2011.

Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $650,000. The advance has an interest rate of 12% per annum and is due on demand.

NOTE 19 - LONG-TERM PAYABLES

Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010. As of December 31, 2011, there are three payments outstanding of $145,000 each in six month intervals with the first payment due on June 1, 2012.

NOTE 20 - LONG-TERM NOTES PAYABLE
December 31, 2011

CNCG, as part of the consideration payable to the sellers in our acquisition of Portables, from October 11, 2011 to October 11, 2014 with interest at 2%	$500,000

NOTE 21 - STOCKHOLDERS' EQUITY

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

The Company issued 15,000 shares of common stock to a consultant for his 19 months of service to the Company from June 1, 2010, valued at $5.98 per share, the closing price on June 17, 2010 which was the date of the consulting agreement. During 2011 and 2010, non-cash compensation expense of $56,653 and $33,047 respectively was recorded.

On November 28, 2010 and subsequently on December 10, 2010, the Board of Directors of the Company approved of the grant of 52,000 shares of common stock to members of the Board for their service over the next 12 months. The shares were valued as of the dates of grant. As of December 31, 2011 and 2010, non-cash compensation expense of $170,573 and $15,507 respectively was recorded and deferred expenses of $31,013 and $170,573 respectively was recorded. These shares were issued in January 2011; therefore as of December 31, 2010, these 52,000 shares were recorded as shares to be issued

The Company issued 59,159 shares of common stock in 2010 for the exercise of Series B warrants which were exercised during 2009 and were part of shares to be issued as at December 31, 2009.

In 2010, 15,517 of Series A warrants were exercised at $6 per share. After anti-dilution adjustments became applicable, another 18,000 Series A warrants were exercised in 2010 at $3.74 per share.

In 2010, 13,056 Placement Agent warrants were exercised cashless resulting in the issuance of 3,665 shares of common stock. The shares were physically issued in January 2011; therefore as of December 31, 2010, these 3,665 shares were recorded as shares to be issued.

Mr. Gu, the Chairman & CEO of the Company, exercised his option to acquire 29.0% interest in TCB Digital and transfer such interest to the Company on March 31, 2010. As consideration for such transfer, 2,402,576 shares of common stock were issued to Mr. Gu and his assignee on June 10, 2010 and 60,000 shares of common stock issued to a financial consultant and his assignees in connection with this purchase.

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

During 2011, 23,900 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.51 per share.

During 2011, 10,500 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.68 per share.

During 2011, 4,800 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.58 per share.

In 2011, 1000 Series A warrants were exercised at $3.74 per share.

On January 4, 2011, the Company acquired 100% of CDE by issuing 484,800 shares of our common stock to the owners of Celestial. The shares were valued at $3.75 per share.

In March 2011, the Company contracted a consultant for 12 months of legal services which began in January 2011 for the issuance of 30,000 shares of our common stock. The shares were valued at $3.42 per share, the closing price on March 21, 2011 which was the date of approval by the Company's Board of Directors ("BOD"). As of March 31, 2011, these 30,000 shares were recorded as shares to be issued; the shares were issued during the quarterly period ended June 30, 2011. As of December 31, 2011, the Company recorded non-cash compensation expense of $102,600.

During the quarter ended December 31, 2011, 2,000 stock options held by a previous employee of the Company prior to the merger transaction on September 22, 2009, were exercised at the price of $1.18 per share.

On October 4, 2011, the Board of Directors approved of a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued during the quarterly period ended March 31, 2012. As of December 31, 2011, the Company recorded non-cash compensation expense of $96,050 and deferred expenses of $1,248,650.

On October 12, 2011, the Company issued 1,494,688 shares of common stock to two sellers of Portables Unlimited LLC as part of our acquisition of 55% of Portables. Pursuant to terms of the acquisition such shares were valued at $2,735,279 at the closing price of shares on October 11, 2011.

On October 26, 2011, the Company sold 1,676,300 shares of unregistered common stock at the price of $1.73 per share to Spreadtrum Communications, Inc. as a strategic cooperation between the two companies, and 15,000 shares at the same price to two prior investors with participation rights.

In November 2011, the Company issued 2,978,165 shares of common stock to Socius CG II ("Socius") for 2,500,000 in cash that was, in turn, paid to T-Mobile USA as a portion of the consideration paid in connection with the Company's acquisition of Portables. The transaction is known as a 3(a)(10) debt-relief transaction. The shares issued to Socius included payment for legal fees of $96,155.

On November 29, 2011, the BOD approved of a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. As of December 31, 2011, we recorded non-cash compensation expense of $6,583 and deferred expenses of $151,417.

On December 13, 2011 the BOD approved of the issuance of 583,333 shares of common stock to the Maxim Group as commission and fees for the Portables acquisition. The shares were valued at the price of $1.29 per share which was the closing price on the date of Board approval. As of December 31, 2011, the Company recorded non-cash compensation expense of $752,500.

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

Series E Warrants: The Series E warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants shall have an exercise price of $0.01 and a term of three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for 2010 exceeding the eligibility threshold pursuant to the agreement, the Series E Warrants became ineligible for exercise.

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

On December 27, 2011, the BOD approved re-pricing of the exercise price of Series A, C, F and certain placement agent warrants pursuant to anti-dilution adjustments provision of such warrants. As a result, the exercise price of such warrants was adjusted to $1.73 per share and the number of warrants eligible was multiplied by a factor of (3.74 / 1.73) x 1.145695 with any fractional shares being round up.

The following summary represents warrants activity for 2011:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2010	4,467,190	$ 4.09	$1,697,532

Granted	-	-
Lapsed	-	-
Exercised	(1,000)	$ 3.74
Anti-dilution adjustment	4,172,414	$ 1.73
Balance, December 31, 2011	8,638,604	$ 2.30	$-

The following presents warrants summary as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	8,638,604	3.09 years	$2.30	8,638,604	$2.30

The Company determined the grant date fair value of Series A, C and placement agent warrants of $3.26 per share which was calculated using the Black Scholes Options Pricing Model ("BSOPM") as follows: Stock price of $6.87 per share, exercise price of $6 per share, expected life of 5 years, volatility of 46.63% and discount rate of 2.37%. These warrants were recorded net off the value of proceeds.

The Company determined the grant date fair value of the Series F warrants of $1.51 per share which was calculated using the BSOPM as follows: Stock price of $5.52 per share, exercise price of $6 per share, expected life of 5 years, volatility of 30.30% and discount rate of 2.10%. These warrants were recorded net off the value of proceeds.

The Company determined the grant date fair value of placement agent warrants of $1.23 per share which was calculated using the BSOPM as follows: Stock price of $5.52 per share, exercise price of $6.90 per share, expected life of 5 years, volatility of 30.30% and discount rate of 2.10%. These warrants were recorded net of the value of proceeds.

The Company determined the grant date fair value of Series G warrants and placement warrants of $1.04 per share which was calculated using the BSOPM as follows: Stock price of $3.99 per share, exercise price of $4.71 per share, expected life of 5 years, volatility of 33.57% and discount rate of 1.51%. These warrants were recorded net of the value of proceeds.

The Company determined the incremental fair value due to the anti-dilution adjustments as approved by the Board of Directors on December 27, 2011 of $0.096 per share which was calculated using the BSOPM as follows: Stock price of $1.06 per share, exercise of $1.73 per share, expected life of 2.83 years, volatility of 35.76% and discount rate of 0.45%. These warrants were issued as part of private placement offering and recorded net of the value of proceeds.

The following summary represents warrants activity for 2010:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value

Balance, December 31, 2009	1,423,246	$ 6.00	$256,184

Anti-dilution adjustment	1,081,329	$ 3.74
Granted	2,009,188	$ 4.53
Lapsed	-	-
Exercised	(46,573)	$ 4.49
Balance, December 31, 2010	4,467,190	$ 4.09	$1,697,532

The following presents warrants summary as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Warrants	4,467,190	4.26 years	$4.09	4,467,190	$4.09

The Company determined the grant date fair value of A, C and placement agent warrants of $3.26 per share which was calculated using the BSOPM as follows: Stock price of $6.87 per share, exercise price of $6 per share, expected life of 5 years, volatility of 46.63% and discount rate of 2.37%. These warrants were recorded net off the value of proceeds.

The Company determined the grant date fair value of F warrants of $1.51 per share which was calculated using the BSOPM as follows: Stock price of $5.52 per share, exercise price of $6 per share, expected life of 5 years, volatility of 30.30% and discount rate of 2.10%. These warrants were recorded net off the value of proceeds.

The Company determined the grant date fair value of placement agent warrants of $1.23 per share which was calculated using the BSOPM as follows: Stock price of $5.52 per share, exercise price of $6.90 per share, expected life of 5 years, volatility of 30.30% and discount rate of 2.10%. These warrants were recorded net of the value of proceeds.

The Company determined the grant date fair value of G and placement warrants of $1.04 per share which was calculated using the BSOPM as follows: Stock price of $3.99 per share, exercise price of $4.71 per share, expected life of 5 years, volatility of 33.57% and discount rate of 1.51%. These warrants were recorded net of the value of proceeds.

NOTE 22 - STOCK OPTIONS

Previous Plan

Prior to the acquisition of Gold Lion, the Company issued stock options to its previous employees, officers and directors. Pursuant to terms of the Share Exchange Agreement, outstanding stock options at the closing of the acquisition remained valid for the full life of the options regardless if the employee, officer and director remained in any capacity with the Company. There were 423,100 shares of options outstanding as of September 22, 2009, the effective date of the reverse merger between Zoom and Gold Lion, with expiration in 3 years from the date of grant and in various stages of vesting. The non-cash compensation charges of these stock options were recorded by the spun-off subsidiary, Zoom Telephonics, and were expensed by the Company.

On the closing of the Merger, 30,000 stock options were granted to four exiting directors of the Company, for their anticipated cooperation with Post-Merger management, including the provision of any historical information about the Company that may be needed in future activities. Such options are exercisable at $10.14 per share, vest in six months from the date of grant and expired two years. The non-cash compensation charges of these 30,000 shares of options will be expensed by the Company. All such options have expired or were exercised.

During 2010, 100,000 options held by employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.24 per share.

During 2011, 23,900 stock options held by the previous employees, executives, and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $3.51 per share.

During 2011, 10,500 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.68 per share.

During 2011, 4,800 stock options held by the previous employees, executives and directors of the Company prior to the merger transaction on September 22, 2009, were exercised at the weighted average price of $1.58 per share.

During 2011, 2,000 stock options held by a previous employee of the Company prior to the merger transaction on September 22, 2099, were exercised at the price of $1.18 per share.

The following summary represents options activity for 2011 under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	211,650	$ 3.25	$427,612

Granted	-	-
Lapsed	(41,100)	-
Exercised	(41,200)	$ 2.71
Balance, December 31, 2011	129,350	$ 1.80	$-

The following represents options summary as of December 31, 2011 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	129,350	0.06 years	$1.80	129,350	$1.80

The following summary represents options activity during 2010, under the previous plan.

		Weighted
	Under	Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2009	311,650	$ 3.25	$913,134

Granted	-	-
Lapsed	-	-
Exercised	(100,000)	$ 3.24
Balance, December 31, 2010	211,650	$ 3.25	$427,612

The following represents options summary as of December 31, 2010 under the previous plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	211,650	0.83 years	$3.25	139,550	$4.00

THE 2009 EQUITY INCENTIVE COMPENSATION PLAN

On December 10, 2009, the Company's BOD approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), and 1,100,000 options were granted on the same day to current employees, executives and directors of the Company, with an exercise price of $6.18 per share, expiration between 1 and 3 years, and vesting over the life of the options.

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

On October 4, 2011, the Company's BOD approved re-pricing of 500,000 outstanding options from the exercise prices between $2.50 and $3.75 per share to $1.75 per share.

On October 11, 2011, the Company's BOD approved of the granting of 1,500,000 options to employees and executives of Portables Unlimited LLC, the Company's newly acquired subsidiary, with the exercise prices of $1.83 and $3.75 per share, with 25% of the options vesting immediately and the balance equally per quarter over three years. These options expire in four years.

On October 26, 2011, the Company's BOD approved of the granting of 10,000 options to its new independent director, with the exercise price of $2.04 per share, vesting over one year and expiring in two years.

On November 29, 2011, the Company's BOD approved of the granting of 300,000 options to a consultant, with the exercise price of $1.00 per share, with 1/3 vesting immediately and the balance equally over two quarters. These options expire in two years.

The following summary represents options activity for the year ended December 31, 2011 under the New Plan.

	Under	Weighted
	the	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value

Balance, December 31, 2010	1,757,000	$ 3.75	$1,265,040

Granted	2,035,000	-
Lapsed	(235,000)	-
Exercised	-	-
Balance, December 31, 2011	3,557,000	$ 3.02	$-

The following represents options summary as of December 31, 2011 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

Options	3,557,000	2.55 years	$3.02	1,492,333	$2.95

The Company determined the grant date fair value of 865,000 options of $1.80 per share which was calculated using the BSOPM as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 3.25 years, volatility of 39.18% and discount rate of 1.26%.

For the re-pricing of the above 865,000 options on November 28, 2010, from the exercise price of $6.18 to $3.75 per share, the Company determined the incremental fair value of $0.48 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $3.54, expected life of 2.28 years, volatility of 33.59% and discount rate of 0.78%.

The Company determined the grant date fair value of 235,000 options of $1.20 per share which was calculated using the BSOPM as follows: Stock price of $6.18 per share, exercise price of $6.18 per share, expected life of 1.5 years, volatility of 39.18% and discount rate of 0.78%.

For the re-pricing of the above 235,000 options on November 28, 2010, from the exercise price of $6.18 to $3.75 per share, the Company determined the incremental fair value of $0.26 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $3.54, expected life of 0.53 years, volatility of 33.59% and discount rate of 0.28%.

The Company determined the grant date fair value of 677,000 options of $0.74 per share which was calculated using the BSOPM as follows: Stock price of $3.45 per share, exercise price of $3.75 per share, expected life of 3.25 years, volatility of 33.42% and discount rate of 0.84%.

The Company determined the grant date fair value of 225,000 options of $0.49 per share which was calculated using the BSOPM as follows: Stock price of $2.50 per share, exercise price of $2.50 per share, expected life of 2.0 years, volatility of 34.43% and discount rate of 0.50%.

For the re-pricing of the 500,000 options on October 4, 2011, from the exercise prices of $2.50 and $3.75 per share to $1.75 per share, the Company determined the incremental fair value of $0.06822 and $0.07619 per share respectively which were calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise prices. Other data used in the calculations include: the stock market price of $1.19, expected life of 1.74 and 1.44 years respectively, volatility of 39.34% and discount rate of 0.24% and 0.12% respectively.

The Company determined the grant date fair value of 1,200,000 options of $0.20 per share which was calculated using the BSOPM as follows: Stock price of $1.83 per share, exercise price of $3.75 per share, expected life of 4.0 years, volatility of 39.21% and discount rate of 0.84%.

The Company determined the grant date fair value of 300,000 options of $0.60 per share which was calculated using the BSOPM as follows: Stock price of $1.83 per share, exercise price of $1.83 per share, expected life of 4.0 years, volatility of 39.21% and discount rate of 0.84%.

The Company determined the grant date fair value of 10,000 options of $0.36 per share which was calculated using the BSOPM as follows: Stock price of $2.04 per share, exercise price of $2.04 per share, expected life of 2.0 years, volatility of 30.70% and discount rate of 0.28%.

The Company determined the grant date fair value of 300,000 options of $0.12 per share which was calculated using the BSOPM as follows: Stock price of $0.79 per share, exercise price of $1.00 per share, expected life of 2.0 years, volatility of 41.17% and discount rate of 0.27%.

The following summary represents options activity during the years ended 2010, under the New Plan.

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

NOTE 23 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $7.8 million at December 31, 2011, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Since Nollec has pre-tax loss 2011, the Company's net income and earnings per share had no effect due to its income tax exemption.

Profit Harvest and CDE are governed by the Income Tax Law of Hong Kong, which is generally subject to tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments.

Portables is governed by the Income Tax Law of United States; however, because Portables is a pass through entity for tax purposes, tax liabilities are the responsibility of its members. Therefore, Zoom Sub, which is responsible to report and make payments on its portion of income generated by Portables is subject to a statutory tax rate of 34%.

TCB Digital had pre-tax loss of $99,012 and pre-tax profit of $1,145,617 for 2011 and 2010 respectively, while Jiangsu Leimone had pre-tax loss of $835,956 and $300,378 for 2011 and 2010 respectively, while Profit Harvest had pre-tax profit of $13,014,499 and $18,893,411 for 2011 and 2010 respectively, while Nollec Wireless had pre-tax loss of $1,853,953 for the year ended December 31, 2011, while CDE had pre-tax loss of $202,424 for the year ended December 31, 2011, while Portables had pre-tax profit of $695,559 for the period from October 11 to December 31, 2011.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:

Inventory impairment reserve	$8,360	$28,763
Accrued expenses	-	28,684
Inventory shortage	60,688	95,410
Long-term investment impairment	17,676	17,014
	86,724	169,871
Less: Valuation allowance	-	-

Total deferred tax assets	86,724	169,871

Deferred tax liabilities
Developed products	(30,575)	(66,452)

Deferred tax assets, net	$56,149	$103,419

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

US statutory rates	34.0%	34.0%
Tax rate difference	-30.6%	-19.6%
Valuation allowance	31.6%	5.4%
Tax for prior year	4.0%	2.9%
Impairment of goodwill	6.5%	-
Non-taxable income of pass through entity	-4.2%	-
Tax per financial statements	41.5%	22.7%

Foreign pretax earnings approximated $6.2 million for 2011. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are invested indefinitely outside of the U.S. At December 31, 2011, approximately $29.5 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $9.0 million would have to be provided if such earnings were remitted currently.

NOTE 24 - STATUTORY RESERVES

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the years ended December 31, 2011 and 2010, the Company appropriated Nil and $49,150 to statutory surplus reserve respectively. As of December 31, 2011 and 2010, the Company's statutory surplus reserve was $682,528 and $682,528 respectively.

NOTE 25 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

Year ended December 31, 2011	Sales Revenue	% to Total Sales

TCB Group Electronic & Science Co.,Ltd - related party	$36,890,501	12%
Wui LEE exchange	30,664,898	10%

Total	$67,555,399	22%

Year ended December 31, 2010	Sales revenue	% to Total sales

Beijing Tianyu Langtong Communication Equipment Co., Ltd.	$27,930,823	11%

Beijing Baina Wei'er Science and Technology Co., Ltd.	29,286,050	12%

Larson Limited	52,317,551	21%

Total	$109,534,424	44%

(b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

Year ended December 31, 2011	Total Purchases	% to Total Purchases

Leimone (Tianjin) Industrial Co., Ltd. - related party	$93,076,912	36%

Yuechangrui Ltd.	28,718,752	11%

Total	$121,795,664	47%

Year ended December 31, 2010	Total Purchases	% to Total purchases

Beijing Beny Wave Science & Technology Co. Ltd	$57,265,038	24%

Leimone (Tianjin) Industrial Co., Ltd. - related party	63,864,174	26%

Tianjin 712 Communication and Broadcasting Co., Ltd.	27,584,361	11%

Total	$148,713,573	61%

NOTE 26 - OPERATING RISK

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

  Operating risk

The Company is contingently liable for a total of $4 million (RMB 25.2 million), for notes received from customers that are endorsed or discounted or pledged but not matured as of December 31, 2011.

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

  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2011 and 2010 and believes its exposure to interest rate risk is not material.

NOTE 27 - COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at Rmb 8 ($1.25) per square meter per month for production facilities and dormitory space. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at Rmb 137 ($21.37) per square meter per month for 1,409 square meters and with rent at Rmb 131 ($20.44) per square meter per month for 388 square meters. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are HKD10,588 ($1,363) and HKD3,402 ($438) respectively per month. The commitments of the Company (except for Portables which is disclosed separately below) as of December 31, 2011 for the next 2 years are as follows:

Year
2012	$578,964
2013	137,943

Total minimum lease payments	$716,907

On July 7, 2005, a related party, AUM Realty, LLC ("AUM"), purchased real property consisting of a building and parking lot located in Nanuet, New York for $2,050,000 and simultaneously transferred title to, and entered into a lease agreement with, The Rockland County Industrial Development Agency, with a bargain purchase option upon expiration of the lease. A noncontrolling member of Portables, entered into a sublease agreement with AUM for the same period as the lease agreement, expiring in July 2015, which requires minimum monthly rent payments and all operating expenses and PILOT payments (real estate taxes). In addition, AUM borrowed $1,628,000 from a bank secured by a first mortgage on the property. This loan is guaranteed by Portables noncontrolling member.

Beginning January 1, 2009, Portables entered into a sublease agreement with its noncontrolling member on a month-to-month basis for this property.

Portables leases two warehouses and 28 retail stores and kiosks. These leases require monthly payments and expire at various dates through 2015. The Company has operating agreements in place with all of the retail stores and kiosks whereby independent third parties (the "operators") operate the retail locations and provide specific services as outlined in the operating agreements. The leases for these locations remain in the name of the Company but are subleased by the operators of the locations. Rent expense is being recorded using the straight-line basis over the term of the leases in accordance with accounting principles generally accepted in the United States of America.

The future minimum annual rental commitments of Portables as of December 31, 2011 are as follows:

Year
2012	$ 1,016,061
2013	325,521
2014	195,044
2015	114,189

Total Minimum Lease Payments	$ 1,650,815

Rent expense, net of sublease income for retail locations of $415,637, amounted to $164,930 of which $47,974 was paid to one of the Company's members under the sublease agreement for the period October 12, 2011 through December 31, 2011.

NOTE 28 - SUBSEQUENT EVENTS

Portables obtained a new loan of $3,000,000 on March 27, 2012 with M&T Bank of New York. This debt is secured by a $1.3 million certificate of deposit provided by Portables Unlimited, Inc., a non-controlling owner of Portables, and real estate owned by AUM Realty (a related party to Portables Unlimited, Inc.) for $1.7 million. The loan is also personally guaranteed by the owners of Portables Unlimited, Inc. Interest on the loan is due and payable on a monthly basis equal to Libor plus 3.00%, with the maturity date of March 26, 2015.

On February 8, 2012, the Board of Directors approved the grant of 170,000 shares of common stock to the six Directors for their service for the year 2012, and such shares were issued on February 28, 2012.

The Company has acquisition payables outstanding to Portables in the amount of $1,350,000. The Company also has not yet arranged a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced from 55% to 46%. If such event, the Company will account for the investment in Portables using the equity method. The Securities Purchase Agreement provides that in case of a default by the Company, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement.