Form 10-Q
period 2012-03-31
ZOOM TECHNOLOGIES INC
filed 2012-05-21
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-18672

ZOOM TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	51-0448969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Headquarters:
Sanlitun SOHO, Building A, 11th Floor
No.8 Workers Stadium North Road
Chaoyang District, Beijing, China 100027

U.S. office:
c/o Ellenoff Grossman & Schole LLP
150 East 42nd Street, 11th Floor
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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of May 15, 2012 is 24,135,723.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For March 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AT MARCH 31, 2012	AT DECEMBER 31, 2011
ASSETS	(UNAUDITED)	(AUDITED)
Current assets
Cash and equivalents	$ 484,864	$ 1,131,109
Restricted cash	9,834,459	15,507,408
Accounts receivable, net	52,504,472	48,970,549
Inventories, net	2,969,295	3,070,000
Purchase deposit	8,603,384	8,549,315
Other receivables and prepaid expenses	17,076,677	9,784,007
Advance to suppliers	8,644,268	9,834,017
Notes receivable	499,514	1,086,606
Due from related parties	25,266,948	30,425,700
Costs in excess of revenue - R&D contracts	522,366	91,880
Deferred tax assets, net	76,268	56,149
Total current assets	126,482,515	128,506,740

Property, plant and equipment, net	6,019,477	6,260,675
Equipment deposit	91,193	101,859
Construction in progress deposit - related party	10,235,134	10,170,809
Intangible assets	730,236	772,527
Goodwill	34,717,059	36,332,497

TOTAL ASSETS	$ 178,275,614	$ 182,145,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 25,403,577	$ 26,405,343
Notes payable	19,637,295	29,443,650
Accounts payable	13,269,691	14,336,883
Accrued expenses and other payables	13,414,382	10,173,712
Advance from customers	628,761	1,112,179
Taxes payable	3,698,748	4,287,309
Interest payable	78,653	85,323
Dividends payable	626,544	622,606
Due to related parties	11,114,093	6,742,373
Total current liabilities	87,871,744	93,209,378

Long-term payables	145,000	145,000
Long-term notes payable	500,000	500,000
Long-term loan	8,049	10,458

TOTAL LIABILITIES	88,524,793	93,864,836

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01
none issued and outstanding	-	-
Common stock: authorized 35,000,000 shares, par value $0.01
Issued 24,135,723 shares and outstanding 24,134,043 shares;
and Issued 23,865,723 shares and outstanding 23,864,043
shares at March 31, 2012 and December 31, 2011	241,340	238,640
Shares to be issued	-	1,000
Deferred expenses	(1,455,118)	(1,400,068)
Additional paid-in capital	53,621,494	53,133,895
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	682,528	682,528
Accumulated other comprehensive income	2,391,007	2,081,429
Retained earnings	22,690,424	22,048,539
TOTAL STOCKHOLDERS' EQUITY	78,164,353	76,778,641
Noncontrolling interest	11,586,468	11,501,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 178,275,614	$ 182,145,107

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011

Net revenues	$90,908,264	$58,611,686
Cost of goods sold	84,752,706	52,262,817

Gross profit	6,155,558	6,348,869

Operating expenses:
Sales and marketing	245,608	208,539
General and administrative	3,394,640	1,266,191
Research and development	526,714	1,635,204
Non-cash equity-based compensation	434,249	307,469
Total operating expenses	4,601,211	3,417,403

Income from operations	1,554,347	2,931,466

Other income (expenses)
Interest income	202,282	104,261
Loss on disposal of fixed assets	-	(8,368)
Government grants	57,565	-
Other income	13,712	15,225
Interest expense	(583,245)	(359,028)
Exchange loss	(2,161)	(16,172)
Other expenses	(76,191)	(80,581)
Total other expenses	(388,038)	(344,663)

Income before income taxes and non-controlling interest	1,166,309	2,586,803

Income taxes	346,910	787,599

Income before noncontrolling interest	819,399	1,799,204
Less: income attributable to noncontrolling interest	177,514	12,391

Net income attributable to Zoom Technologies, Inc.	$641,885	$1,786,813

Basic and diluted earnings per common share:
Basic	$0.03	$0.11
Diluted	$0.03	$0.11

Weighted average common shares outstanding:
Basic	23,958,988	15,783,859
Diluted	24,020,832	16,074,096

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011

Net income attributable to Zoom Technologies, Inc.	$641,885	$1,786,813
Net income attributable to noncontrolling interest	$177,514	$12,391

Other comprehensive income:
Foreign currency translation adjustments - Zoom Technologies, Inc.	309,578	230,269
Foreign currency translation adjustments - noncontrolling interest	21,273	20,109

Comprehensive income - Zoom Technologies, Inc.	$951,463	$2,017,082
Comprehensive income - noncontrolling interest	$198,787	$32,500

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Income including noncontrolling interest	$819,399	$1,799,204
Adjustments to reconcile income including non-controlling interest to cash provided by (used in) operating activities:
Depreciation and amortization	430,077	378,531
Non-cash equity-based compensation	434,249	307,469
Provision for inventory obsolescence	(39,192)	(23,025)
Provision on accounts receivable	(11,406)	-
Loss on disposal of fixed assets	857	8,368
Changes in deferred tax assets	(19,777)	4,058
Changes in operating assets and liabilities:
Accounts receivable	(3,439,279)	(22,243,148)
Inventories	189,306	18,162
Advances to suppliers	1,548,257	21,638,900
Prepaid expenses and other assets	(7,228,591)	(6,562)
Accounts payable	(1,126,955)	341,051
Advance from customers	(487,157)	241,831
Related parties-net	9,891,571	(10,873,705)
Accrued expenses and other current liabilities	4,112,188	958,919
Net cash provided by (used in) operating activities	5,073,547	(7,449,947)

Cash flows from investing activities:
Restricted cash	5,774,768	23
Purchase of property and equipment and other long-term assets	(562,414)	(106,534)
Proceeds from (payment on) notes receivable	594,350	323,624
Cash increase due to acquisition of subsidiaries	-	235,112
Net cash provided by investing activities	5,806,704	452,225

Cash flows from financing activities:
Issuance of shares for cash	-	148,910
Proceeds from short-term loans	937,884	5,531,393
Advance to related parties	(330,104)	(3,235,378)
Proceeds from borrowings from related parties	(125,000)	-
Proceeds from (repayment on) notes payable	(9,999,051)	-
Collection on advance to related parties	85,322	3,287,214
Receipt from related parties	1,500	7,575
Repayments on short-term loans	(2,091,669)	(3,030,900)
Repayments on long-term loan	(2,416)	(2,408)
Net cash (used in) provided by financing activities	(11,523,534)	2,706,406

Effect of exchange rate changes on cash & equivalents	(2,962)	1,025

Net decrease in cash and equivalents	(646,245)	(4,290,291)

Cash and equivalents, beginning balance	1,131,109	6,374,103

Cash and equivalents, ending balance	$484,864	$2,083,812

The accompanying notes are an integral part of these consolidated financial statements.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
SUPPLEMENTARY DISCLOSURES:
Interest paid	$478,508	$347,443
Income tax paid	$902,062	$48,502
Non-cash investing and financing activities
Acquisition of 100% of CDE by issuing 484,800 shares	$-	$1,818,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

The Acquisition

On September 22, 2009, Zoom Technologies, Inc. ("Zoom", "us", "we", or the "Company"), pursuant to the share exchange agreement ("SEA") dated January 28, 2009, (amended May 12, 2009) acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company organized and existing under the laws of the British Virgin Islands ("BVI") (the "Merger"). In connection with the SEA, the Company spun off its then-existing business to its stockholders, by distributing all assets and liabilities of the subsidiary and issuing shares of its then operating subsidiary as a dividend to its stockholders.

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

On September 22, 2009, pursuant to the SEA and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion's outstanding equity for 4,225,219 shares of the Company's common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the Merger, the Company had 1,980,978 shares outstanding which were recapitalized as part of the Merger. The Company, which had an option to acquire an additional 29.0% of the outstanding capital stock of TCB Digital, pursuant to the SEA and the approval of the majority of the stockholders of the Company, agreed to provide the Company the option in exchange for the 2,402,576 shares of the Company's common stock. As of March 31, 2010, Mr. Gu exercised this option (See details in Section entitled "The Subsidiaries" below).

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

Our former directors, entered into founder lock-up agreements pursuant to which they agreed that during the one-year period commencing on the date of closing of the Merger each will not sell, transfer, assign, pledge or hypothecate, in any calendar month, greater than 3% of the aggregate amount of shares of the Company's common stock sold in the previous four calendar weeks.

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

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the Agreement date. At the closing of the Acquisition on May 31, 2010, the Company issued 1,342,599 shares of its common stock and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years. As of December 31, 2011, the Company owed three remaining payments of $145,000 each. The Company paid $275,000 in year 2011 and $137,500 in 2010 and as of March 31, 2012, $290,000 was included in other payables and $145,000 was included in long-term payables (See Note 19). After the closing of the Acquisition on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. The Company determined the Acquisition did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

On January 4, 2011, pursuant to a share exchange agreement (the `Share Exchange Agreement") the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in HK. The consideration period was $1,818,000 worth of shares of common stock of the Company; the number of shares was calculated by dividing $1,818,000 by the higher of i) $3.75 per share or ii) the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of the Share Exchange Agreement which was December 20, 2010. This resulted in the issuance of 484,800 shares of the Company's common stock to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone applications in Asia. The Company acquired CDE through its wholly owned HK subsidiary, Profit Harvest.

On October 11, 2011, the Company and Zoom USA Holdings, Inc., a newly formed wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, the Company (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. The Equity Consideration was to be held in escrow until the date that Portables provided to the Company financial statements for Portables' third quarter ended September 30, 2011. The financial statements were provided in January 2012 and the stock certificates were released from escrow. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000, to be paid within 30 days of the closing date, which is currently outstanding. Further, in connection with the transaction, the Company assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. in the amount of $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $853,788 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made in a timely manner, and pursuant to an agreement with T-Mobile the Final Payment was waived. The waiver of the final payment was recognized as other income in 2011 because this settlement was not a required condition in the Company's acquisition of Portables. Additionally, the Company agreed to pay other outstanding indebtedness of Portables in the amount of $4,500,000, less the amount of T-Mobile Indebtedness paid off.

The Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, the Company's ownership of Portables will be reduced and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of May 15, 2012, the Company is in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. In the event that the Company is not able to maintain its majority ownership of Portables, the Company would account for its investment in Portables using the equity method of accounting. We cannot at this time assess the probability of our success in this dispute.

On October 26, 2011, the Company closed the sale of 1,676,300 shares of common stock to Spreadtrum Communications, Inc., ("Spreadtrum") pursuant to the Common Stock Purchase Agreement (the "Purchase Agreement") entered into by and among the Company, Spreadtrum and Leo (Lei) Gu (the "Key Stockholder"). In consideration, Spreadtrum paid $2,900,000. The Company, Key Stockholder and Spreadtrum executed the Purchase Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended. Spreadtrum did not receive any registration rights and no warrants were issued pursuant to the Agreement. Pursuant to the Purchase Agreement, the Company also agreed to design and develop all applicable Company products to integrate and operate solely with Spreadtrum's products, and to not design and develop any Company products to integrate or operate with any Spreadtrum's competitive products for a term of three years from the Purchase Agreement. Also pursuant to the Agreement, Spreadtrum shall have the right to nominate one nominee to the board of directors of the Company (the "Nomination Right"), subject to approval of the Company's independent directors, as required under Nasdaq Rule 5605(e)-Independent Director Oversight of Director Nominations. Spreadtrum's Nomination Right shall continue until such time that Spreadtrum owns not less than 838,150 shares of the Company's outstanding common stock. In accordance to the Purchase Agreement, Dr. Leo Li, Chairman and Chief Executive Officer of Spreadtrum Communications Inc., was added to our Board of Directors.

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

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labor Union, Hebei Leimone Science and Technology Co., Ltd. ("Hebei Leimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, Hebei Leimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to USD $1,286,000. Pursuant to this CIA, Hebei Leimone and Beijing Depu, the companies controlled by Gu and Cao, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from Hebei Leimone and Beijing Depu to USD $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, Hebei Leimone and Beijing Depu held 36.0% and 15.0% respectively of TCB Digital, or 51.0% aggregate ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% interest in TCB Digital through his ownership in Beijing Depu to Gu for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 29.0% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as of March 31, 2010. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51, with the excess of fair value of shares over the carrying value of minority interests charged to additional paid in capital. During the three months ended June 30, 2010, the Company issued 2,462,576 shares.

On November 30, 2007, Gold Lion and GD Industrial Company signed a share transfer agreement, pursuant to which, GD Industrial Company transferred to the Company 60% interest of Nantong Zong Yi Kechuang Digital Camera Technology Co., Ltd. ("Nantong Zong Yi") for $10,273. In July 2008, Nantong Zong Yi changed its name to Jiangsu Leimone Electronic Co., Ltd. ("Jiangsu Leimone"). Before the acquisition, Jiangsu Leimone had no operating activities. In January 2008, the Company invested $5,074,226 (HK$38,800,000) in Jiangsu Leimone to increase the Company's ownership in Jiangsu Leimone to 80%. Pursuant to the share transfer agreement by and between Gold Lion and Nantong Zong Yi Investment Co., Ltd. dated November 26, 2008, the Company acquired the remaining 20% of Jiangsu Leimone from Nantong Zong Yi Investment Co., Ltd. for $103,214 (HK$800,000). After this transaction, the Company owned 100% of Jiangsu Leimone.

Pursuant to the share transfer agreement by and among Hebei Leimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone, dated December 15, 2008, Hebei Leimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% ownership of TCB Digital to Jiangsu Leimone on December 30, 2008.

Because TCB Digital and Profit Harvest were under common control with the Company since July 2007 and August 2007, respectively, the Company consolidated their financials at historical cost with the Company from the dates the Company acquired control.

TCB Digital is a high technology company engaged in electronic and telecommunication product design, development, and manufacturing for OEM customers and for our own products under the brand name of "Leimone". TCB Digital started its business in 1999 and was originally established as an Electronic Manufacturing Service ("EMS") factory for mobile phone vendors. TCB Digital was Motorola's first independent outsource manufacturing vendor responsible for producing Motorola mobile phones in China. Moreover, TCB Digital was the first EMS factory in China to receive Motorola's International Quality Product and Qualification certificate. Since 2004, TCB Digital developed and produced GSM and CDMA mobile phones, wireless data modules and GPS equipment. Beginning in 2009, TCB Digital started to manufacture and market mobile phones under its own brand name of "Leimone"; and in 2010, its product line also included 3G mobile handsets. TCB Digital is headquartered in Tianjin, China. TCB Digital's two main business operations are EMS for Original Equipment Manufacturer (OEM) customers and the design, production and sale of its own brand mobile phone products.

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

On September 19, 2011, the Company incorporated Zoom USA Holdings, Inc. ("Zoom Sub"), to acquire Portables Unlimited.

On October 12, 2011, the Company acquired 55% of Portables Unlimited LLC ("Portables"), one of the largest exclusive wholesale distributors of T-Mobile products in the United States. Portables has direct access to more than 1,000 retail locations across twenty U.S. States selling T-Mobile products, including approximately 100 exclusive T-Mobile carrier locations. The Company's percentage of ownership has been subsequently adjusted down to 50.5%. Please see Note 2.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying consolidated balance sheet at December 31, 2011 includes the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest which wholly owns Celestial Digital Entertainment, its 100%-owned subsidiary Jiangsu Leimone, which owns 80% of TCB Digital, its 100%-owned subsidiary Silver Tech, which wholly owns Ever Elite, and Ever Elite's wholly owned subsidiary Nollec Wireless, and its specifically formed wholly owned Zoom Sub which owned 55% of Portables. Zoom's consolidated balance sheet as of March 31. 2012 includes the balance sheets of Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, CDE, Zoom Sub, and Portables. The consolidated operating results for the three months ended March 31, 2012 include Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, CDE, Zoom Sub, and Portables. Portables ownership interest reduced to 50.5% as of March 31, 2012 and its operating results reported accordingly (See Note 1). The consolidated operating results for the three months ended March 31, 2011 include Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, and CDE.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Portables noncontrolling member and the owners of AUM provided guarantees of AUM's Rockland County Industrial Development Agency ("IDA") supported bank loan. Such a guarantee constitutes a form of "subordinated financial support," which provides a contrary indication to management's assessment that AUM is not a VIE. Management believes, however, that the guarantees were not necessary for AUM to finance its activities, and its equity capital was sufficient to support its activities if necessary, but the guarantees were only required under IDA rules in order to obtain the reduced financing costs of the IDA support. Management believes that the same is true at March 31, 2012 and December 31, 2011 (See Note 27 for details).

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). For the Company's subsidiaries of JS Leimone, TCB Digital and Nollec Wireless, the functional currency is the Chinese Renminbi ("RMB"); the functional currency of Gold Lion, Profit Harvest, silver Tech, Zoom Sub and Portables is United States Dollars ("USD" or "$"), and the functional currency of Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements were translated and presented in USD.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2011 audited financial statements included in the Company's Annual Report on Form 10-K. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Foreign Currency Transactions

The accounts of the Company's Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards ("FASB") Accounting Standards Codification ("ASC") Topic 810) with the RMB as the functional currency for the Chinese subsidiaries. According to SFAS 52, all assets and liabilities were translated at the exchange rate at the date of the balance sheet; stockholders' equity is translated at historical rates; the line items on the statement of operations are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" (codified in FASB ASC Topic 220). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the income statement.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the stockholders' equity were $2,391,007 and $2,081,429 as of March 31, 2012 and December 31, 2011.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of March 31, 2012, management concluded that the allowances as accrued and disclosed in Note 4 - Accounts Receivable were adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set out below.

Fixed Asset Class	Estimate Useful Lives
Machinery and equipment	4-6 years
Electronic equipment	4-6 years
Reconstruction of workshop and assembling line	5 years
Transportation equipment	4-6 years

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performed as annual review of its long-lived assets at December 31, 2011, and management concluded that for year 2011 there was no impairment. As of and for the three months ended March 31, 2012, management did not become aware of events that impaired the carrying value of the Company's long lived assets.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of March 31, 2012, and December 31, 2011 the Company recorded impairment of goodwill of $0 and $1,033,762 respectively.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2012 and December 31, 2011 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$484,864	$484,864	-	-

Restricted cash	$9,834,459	$9,834,459	-	-
	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,131,109	$1,131,109	-	-

Restricted cash	$15,507,408	$15,507,408	-	-

The Company's financial instruments include cash and equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable (Note 15). Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of March 31, 2012 and December 31, 2011, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Non-controlling Interests

The Company follows ASC 810, previously SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-reported in equity" for reporting non-controlling interest ("NCI") in a subsidiary. As a result, the Company reports NCI as a separate component of Stockholders' Equity in the Consolidated Balance Sheet. Additionally, the Company reports the portion of net income and comprehensive income attributed to the Company and NCI separately in the Consolidated Statement of Income. The Company also includes a separate column for NCI in the Consolidated Statement of Changes in Stockholders' Equity.

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

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company's consolidated financial statements.

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

Our purchase price allocation is preliminary and will be finalized within one year from the date of acquisition of Portables. The Company derecognized the $1,350,000 acquisition payable and revised goodwill from $27,005,953 as at December 31, 2011 to $25,688,755 as at March 31, 2012 as a result of this derecognition (See Note 1).

The following table summarizes goodwill as of March 31, 2012 and December 31, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, CDE and Portables:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	1,583,169	1,861,409
Portables	25,668,755	27,005,953
	35,750,821	37,126,605
Less: Impairment	(1,033,762)	(1,033,762)

Total goodwill	$34,717,059	$36,332,497

As of December 31, 2011, the Company had recorded total impairment of goodwill of $1,033,762. During the quarter ended March 31, 2012, after considering market conditions and the performance of those subsidiaries listed above, the Company concluded that it did not need to record additional impairment of goodwill. The Company continues to closely monitor its subsidiaries when major events occur that may cause the carrying value of the goodwill associated with the above subsidiaries to be impaired.

NOTE 4 - RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 15).

NOTE 5 - ACCOUNTS RECEIVABLE

As of March 31, 2012 and December 31, 2011, the Company's accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Accounts receivable	$53,402,208	$49,798,505
Less: Allowance for doubtful accounts	(898,736)	(827,956)

Accountants receivable, net	$52,504,472	$48,970,549

NOTE 6 - INVENTORIES

Inventories, by major categories, as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Raw materials	$1,608,962	$1,574,759
Finished goods	1,393,983	1,502,197
	3,002,945	3,076,956
Less: Allowance for obsolete inventories	(33,650)	(6,956)

Inventories, net	$2,969,295	$3,070,000

NOTE 7 - ADVANCE TO SUPPLIERS

As of March 31, 2012 and December 31, 2011, the Company's advance to suppliers consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Yuechangrui	$-	$7,399,939
Media Tak Inc.	124,392	-
Nivs International (H.K) Limited	3,581,000	-
Maxtop Asia Pacific Limited	200,000	-
Dole SA	500,000	-
Shenzhen Chuangjie Supply Chain Co., Ltd.	111,303	-
Jiangxi TongGuJiangQian	2,703,335	478,000
Foshan Import and Export	-	129,384
Dewav Technology	365,650	877,650
Qualcomm	145,729	101,181
Konka	79,852	79,852
Other - multiple vendors of various amounts	833,007	644,401

Total advance to suppliers	$8,644,268	$9,834,017

NOTE 8 - PURCHASE DEPOSIT

As of March 31, 2012 and December 31, 2011, the Company's purchase deposit consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Shenzhen Wuxing Commercial & Trade Co.	$7,180,392	$7,135,266
Shenzhen Nanxin Communication Equipment Co., Ltd.	790,551	785,583
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	632,441	628,466

Total purchase deposit	$8,603,384	$8,549,315

These three suppliers provide purchasing platforms. The purchase deposits are paid to ensure the Company is able to purchase components at competitive price. These deposits are refundable during the normal course of business and do not represent any commitment.

The Company signed a purchase agreement with Shenzhen Wuxing Commercial & Trade Co. for the supply of components for the E33 mobile phone. These components have been delivered during the fourth quarter of 2011 and the first quarter of 2012. The amounts are advanced under such arrangements as of March 31, 2012.

As of March 31, 2012, contracts with suppliers to use purchase platform were expired and not renewed. The Company believes it will fully recover all of the deposits by June 30, 2012.

NOTE 9 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of March 31, 2012 and December 31, 2011, the Company's other receivables and prepaid expenses consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Advance to employees	$30,623	$23,882
Deposit for equipment lease	212,800	211,583
Prepaid expenses	263,137	238,857
Bank notes (a)	16,379,283	9,226,641
Other	190,834	83,044

Total other receivables	$17,076,677	$9,784,007

The deposit for equipment lease is recoverable within one year.

(a)

Per purchase contract signed in 2010, CECCC provided mobile phone components to the Company. The Company paid in advance to CECCC by payment of "bank notes". During 2011, no purchase transaction was completed. As of March 31, 2012, the total outstanding amount is $16.8 million (RMB 105.7 million). During the month of April 2012, the Company collected $12.5 million (RMB 79.0 million) from CECCC.

NOTE 10 - RESEARCH AND DEVELOPMENT CONTRACTS IN PROGRESS
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Costs in excess of billings	$522,366	$91,880

Research and development contracts in progress include cost plus profit attributable to mobile phone development contracts in progress. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses. Company's R&D cost as at March 31, 2012 and December 31, 2011 was $0.52 million and $0.09 million respectively while its progress billings were $0 million and $0 million respectively.

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Machinery and equipment	$9,745,586	$9,678,543
Electronic equipment	2,455,428	2,431,834
Transportation equipment	166,274	182,250
Workshop reconstruction	175,028	173,928
Leasehold improvements	2,607,690	2,547,847
Computer equipment	97,039	96,982
Office equipment	678,923	614,710
	15,925,968	15,726,094
Less: Accumulated depreciation	(9,906,491)	(9,465,419)

Total property, plant and equipment, net	$6,019,477	$6,260,675

Depreciation for the three months ended March 31, 2012 and 2011 was $398,876 and $372,915 respectively.

NOTE 12 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTY
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Manufacturing plant	$10,235,134	$10,170,809

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for $15,063,000 (RMB 99,591,000). The contract includes land use rights for 46,021 square meters and space of 21,029 square meters. As of March 31, 2012 and December 31, 2011, the amount paid to Tianjin Leimone was $10,235,134 (RMB 64,734,150) and $10,170,809 (RMB 64,734,150) respectively and is recorded as construction in progress deposit, as ownership of the premise will not be transferred to the Company until construction is completed. The Company expects construction of the new facility to be completed by the second half of 2012. The delay of the construction resulted from a labor dispute between a related party and construction contractor which is now pending court decision (See Item 1. Legal Proceedings).

NOTE 13 - INTANGIBLE ASSETS

As of March 31, 2012 and December 31, 2011, the Company's intangible assets were summarized as follows:

	Useful life	March 31, 2012	December 31, 2011
		(Unaudited)	(Audited)

Software	3 years	$202,124	$201,275
Domain name, logo & trade mark	Indefinite	349,600	349,600
Customer list	5 years	86,250	86,250
Technology use right	1 year	126,225	125,432
Patent techniques	10 years	182,507	181,360
Total cost		946,706	943,917

Less: Accumulated amortization		(216,470)	(171,390)

Intangible assets, net		$730,236	$772,527

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the three months ended March 31, 2012 and 2011 was $31,201 and $5,616 respectively. The estimated amortization for the next five years as of March 31, 2012 and thereafter is expected to be as follows by years:

2012	$188,710
2013	72,777
2014	27,260
2015	18,251
2016	18,251
Thereafter	55,387

Total	$380,636

NOTE 14 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of March 31, 2012 and December 31, 2011, the Company's short term loans consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

BOCTB, due from July 4, 2011 to July 3, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,162,205	3,142,332

BOCTB, due from June 20, 2011 to June 16, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,162,205	3,142,332

BOCTB, due from June 14, 2011 to June 13, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,098,961	3,079,485

BOCTB, due from August 18, 2011 to August 17, 2012, with benchmark interest rate plus 5%, mortgaged by fixed assets	3,162,205	3,142,332

BOCTB, due from August 3, 2011 to August 1, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	4,743,308	4,713,498

China Merchant Bank Tianjin branch, due from July 29, 2011 to January 28, 2012, interest at 7.93%, mortgaged by bank notes of $785,583 (RMB5,000,000); repaid in full on January 28, 2012	-	754,160

Key Network Holdings Limited, due from May 31, 2010 to May 31, 2012 with interest at 6%.	715,027	715,064

JP Morgan Chase credit line for $1.3 million secured by certificate of deposit from Portables Unlimited, Inc. (the 49.5% owner of Portables) due from September 1, 2011 - August 31, 2012, at Libor plus 2.95%	$2,551,775	$854,469

HSBC, due on demand with interest at 7.25%	$48,146	$48,146

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	2,008,001	1,995,381

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	632,441	628,466

Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	158,110	157,117

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	363,654	361,368

Shanghai Pudong Development Bank Pucheng Branch, due from November 1, 2011 to November 1, 2012 with interest at 7.216%, guaranteed by Tianjin Loan Guaranty Company, price is 1.2% of total principal, shall pay off within 5 days after all principal are paid off	1,581,103	1,571,166

HSBC Suzhou Branch, due from August 15, 2011 to January 12, 2012 with interest at SIBOR plus 4.0%, guaranteed by tangible assets of the Company (a)	-	1,000,000

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 14, 2012	-	235,675

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital, repaid in full on March 14, 2012	-	314,233

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 12, 2012	-	534,196

JP Morgan Chase - Bank Overdraft Account; Due on Demand	16,436	15,923

Total short-term loans	$25,403,577	$26,405,34

(a)

Based on a corporate guarantee from the Company and a personal guarantee from Mr. Gu for financing up to 85% of invoice for approved buyer of Profit Harvest, this loan is subject to certain covenants which should be complied at all times. Those covenants includes but not limited to tangible net worth not less than $40 million and net gearing not greater than 1.2 times. As of December 31, 2011, the Company was in violation of one of its loan covenant with HSBC.  The covenant calls for the Guarantor, Zoom, on behalf of the Borrower, Profit Harvest, to maintain a minimum tangible net worth of $40,000,000.  The Company's tangible net worth at March 31, 2012 was $39,673,617 (Stockholders' equity of $76,778,641 less Goodwill of $36,332,497, less intangible assets of $772,527). With exception to the aforementioned covenant violation, the Company complied with all the other covenants. The Company repaid the loan to HSBC Suzhou Branch on February 13, 2012.

NOTE 15 - NOTES PAYABLE

These notes are payable in three to six months and bear no interest. The balance of notes payable as of March 31, 2012 and December 31, 2011 consisted of the following (all were bankers' acceptances):

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

CECCC, honored by the BOCTB, from July 14, 2011 to January 14, 2012, secured by $942,700 of cash in bank; Repaid January 16, 2012	-	1,885,399

CECCC, honored by the BOCTB, from July 20, 2011 to January 20, 2012, secured by $1,414,049 of cash in bank, Repaid January 20, 2012	-	2,828,099

Shanghai Zhanqiao, honored by the BOCTB, from August 8, 2011 to February 8, 2012, secured by $1,571,166 of cash in bank; repaid February 8, 2012	-	1,571,166

CECCC, honored by the BOCTB, from September 20, 2011 to March 20, 2012, secured by $3,927,915 of cash in bank; repaid March 20, 2012	-	7,855,830

CECCC, honored by the BOCTB, from September 22, 2011 to March 22, 2012, secured by $3,220,890 of cash in bank; repaid March 22, 2012	-	6,441,780

CECCC, honored by the BOCTB, from September 27, 2011 to March 27, 2012, secured by $974,123 of cash in bank; repaid March 27, 2012	-	1,948,246

CECCC, honored by the BOCTB, from October 14, 2011 to April 14, 2012, secured by $790,551 of cash in bank	1,581,103	1,571,166

CECCC, honored by the BOCTB, from October 19, 2011 to April 19, 2012, secured by $2,687,875 of cash in bank	5,375,749	5,341,964

CECCC, honored by the BOCTB, from January 16 to July 16, 2012, secured by $2,371,654 of cash in bank; repaid March 22, 2012	4,743,308	6,441,780

CECCC, honored by the BOCTB, from March 30 to September 31, 2012, secured by $3,952,757 of cash in bank; repaid March 27, 2012	7,905,513	1,948,246

Shen Zhen Jun Cheng Hao Trading Ltd., honored by the Bank of China Heping Branch, from March 7 to September 7, 2012, secured by $31,622 of cash in bank	31,622	1,571,166

Total notes payable	$19,637,295	$29,443,650

NOTE 16 - ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2012 and December 31, 2011, the accrued expenses and other payables of the Company were summarized as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Accrued filing fees	$469,668	$445,391
Accrued rework cost	215,596	215,560
Accrued commission payable	8,692,279	4,616,079
Acquisition payable*	312,500	1,662,500
Accrued expenses	3,218,358	2,686,016
Welfare & salary payable	378,978	341,137
Others	127,003	207,029

Total accrued expenses and other payables	$13,414,382	$10,173,712

*Current portion of acquisition payable related to our acquisition of Nollec Wireless on June 1, 2010 of $312,500 (see Note 1).

Pursuant to the terms of the Securities Purchase Agreement, in case Zoom and/or Zoom Sub does not pay the T-Mobile liabilities of Portables which were assumed in the transaction, (collectively, the "Cash Payments") in full and arrange for the Letter of Credit within the Payment Period (30 days after the closing), then the unpaid portion of the Cash Payments shall incur interest at an annual rate of 2% during the 60-day period following the Payment Period (the end of such 60-day period shall be the "Final Payment Date"). Subject to Rescission Remedy, in the event the Cash Payments are not made in full and the Letter of Credit is not arranged for by Zoom and/or Zoom Sub by the Final Payment Date, then a percentage of the Portables shall be returned by Zoom Sub to Portables, effective immediately following the Final Payment Date, based on the certain formula as stipulated in the Securities Purchase Agreement. The Company currently is in default of this payment. On April 13, 2012, we received notice that we are in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if we are in default, the Company's ownership of Portables will be reduced. CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of May 15, 2012, the Company is in dispute with two of the managing members of Portables over the Company's percentage of ownership of Portables. In the event that the Company was not able to maintain its 50.5% ownership of Portables, the Company would account for its investment in Portables using the equity method of accounting.

Accrued commission payable reflects commissions earned by and payable to store operators based on monthly commission reports from T-Mobile.

Accrued expenses include a $2.4 million retention bonus payable to certain executives of Portables for services rendered prior to the acquisition.

NOTE 17 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $626,544 and $622,606 as of March 31, 2012 and December 31, 2011 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 18 - RELATED PARTY TRANSACTIONS

Due from related parties

As of March 31, 2012 and December 31, 2011, due from related parties were:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$11,071,671	$3,883,641
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	147,359	167,172
Leimone (Tianjin) Industrial Co., Ltd.	7,418,038	20,473,338
Beijing Leimone Shengtong Cultural Development Co., Ltd.	2,220,575	2,744,697
Tianjin Tong Guang Group	712,287	379,994
Shenzhen Leimone	413,089	429,170
712 (Prior Shareholder)	967,471	992,815
Raja R Amar - Chief Executive Officer of Portables	429,877	741,448
AUM Realty	897,084	-
Others	989,497	613,425

Total due from related parties	$25,266,948	$30,425,700

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the three months ended March 31, 2012 and 2011, the Company recorded revenues of $9,469,105 and $6,271,437 from sales to Electronics Science & Tech respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the three months ended March 31, 2012 and 2011, the Company recorded total purchases from Tianjin Leimone of $31,647,154 and $13,913,438 respectively. The amount due from Tianjin Leimone represented advances of $56,739 and $13,708,030 as of March 31, 2012 and December 31, 2011 respectively. The Company also sold certain products to Tianjin Leimone. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of March 31, 2012 and December 31, 2011, the balance of such loans was $6,808,096 and $6,765,308 respectively.

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

712 was a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the three months ended March 31, 2012 and 2011, the Company recorded revenues from sales to 712 of Nil and $7,918,529 respectively. As of March 31, 2012 and December 31, 2011, the balance of such sales was $769,833 and $796,419 respectively. In addition, the Company purchases raw materials from 712. For the three months ended March 31, 2012 and 2011, the Company recorded purchases from 712 of Nil and $9,123,356 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $394,353 and $408,831 as of March 31, 2012 and December 31, 2011 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. The Company purchased raw materials from Shenzhen Leimone in 2011. The balance as of December 31, 2011 was advance to Shenzhen Leimone amounted to $20,339. In addition, for the three months ended March 31, 2012 and 2011, the Company recorded revenues from sales to Shenzhen Leimone of $16,024 and Nil respectively.

The amounts due from Raja R Amar are related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured and are expected to be repaid by December 31, 2012.

Due to related parties

As of March 31, 2012 and December 31, 2011, due to related parties was:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Gu	$2,849,635	$2,788,635
Tianjin Tong Guang Group	469,387	-
Leimone (Tianjin) Industrial Co., Ltd.	5,482,837	-
AUM Realty, Inc.	-	269,049
Wireless Holdings of Northeast	-	117,600
Portables Unlimited International	1,574,947	2,633,147
Portables Unlimited, Inc.	650,000	650,000
Others	87,287	283,943

Total due to related parties	$11,114,093	$6,742,373

The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of March 31, 2012 and December 31, 2011, the balance of such loans was Nil and $277,943 respectively.

Gu provides fund to the Company with no interest and are due on demand. As of March 31, 2012 and December 31, 2011, the balances of funds provided by Gu was $2,849,635 and $2,788,635 respectively.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for $3,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of March 31, 2012 and December 31, 2011 was $1,574,947 and $2,633,147 respectively.

Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $650,000. The advance has an interest rate of 12% per annum and is due on demand.

NOTE 19 - LONG-TERM PAYABLES

Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010. As of March 31, 2012, there are three payments outstanding of $145,000 each in six month intervals with the first payment due on June 1, 2012.

NOTE 20 - LONG-TERM NOTES PAYABLE
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

CNCG, as part of the consideration payable to the sellers in our acquisition of Portables, from October 11, 2011 to October 11, 2014 with interest at 2%	$500,000	$500,000

NOTE 21 - STOCKHOLDERS' EQUITY

COMMON STOCK

On February 28, 2012, the Company issued to members of the Board of Directors a total of 170,000 shares of its common stock. The company recorded $56,950 of non-cash compensation expense for this issuance of such shares for the quarter ended March 31, 2012. The outstanding deferred expenses related to such shares at March 31, 2012 was $170,850.

On October 4, 2011, the Board of Directors approved of a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued on February 28, 2012 during the quarterly period ended March 31, 2012. The shares fully vest to management over one year from their date of issue. The Company recorded non-cash compensation expense of $8,500 for the quarter ended March 31, 2012. The outstanding deferred expense related to such shares at March 31, 2012 was $102,000

On November 29, 2011, the BOD approved of a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. As of March 31, 2012, we recorded non-cash compensation expense of $19,750 and deferred expenses of $131,667.

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

Series F Warrants: The Series F warrants have an exercise price of $6.00 and a term of 5 years from the issue date. The Company issued 375,000 Series F warrants to investors who participated in private placement transaction pursuant to the Securities Purchase Agreement dated October 15, 2009, to temporarily waive their right for a period of eight months to participate in a future offering of the Company. The investors originally have a period of twenty-four months ("Rights Period") in which they have the right to participate, and for providing a temporary waiver, an eight-month duration is added to the original expiration of the Rights Period.

The Company granted Series G warrants to the accredited investors as part of its private place offering on November 15, 2010.

Series G Warrants: The Series G warrants shall have an exercise price of $4.71 and a term of 5 years from the issue date.

Anti-dilution Adjustments for Certain Warrants: Since the private placement in November 2010 involved sales of the Company's stock at a price that activated anti-dilution provisions in the Series A, C, F and certain placement agent warrants, the exercise price of these warrants is adjusted to $3.74 per share and the number of warrants eligible is multiplied by a factor of 6 / 3.74 or 1.60 with fractional shares rounding up.

The following summary represents warrants activity during the quarter ended March 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2011	8,638,604	$2.30	-

Granted	-	-
Lapsed	-	-
Exercised	-	-
Anti-dilution adjustment	-	-

Balance, March 31, 2012	8,638,604	$2.30	-

The following presents warrants summary as of March 31, 2012:

	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable
				Number Exercisable	Weighted Average Exercise Price

Warrants	8,638,604	2.84 years	$2.30	8,638,604	$2.30

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

The Company determined the grant date fair value of the Series G and placement warrants of $1.04 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $3.99 per share, exercise price of $4.71 per share, expected life of 5 years, volatility of 33.57% and discount rate of 1.51%. These warrants were recorded net of the value of proceeds.

NOTE 22 - STOCK OPTIONS

Previous Plan

Prior to the acquisition of Gold Lion, the Company issued stock options to its previous employees, officers and directors. Pursuant to terms of the SEA, outstanding stock options at the closing of the acquisition remained valid for the full life of the options regardless if the employee, officer and director remained in any capacity with the Company. There were 423,100 options outstanding as of September 22, 2009, the effective date of the reverse merger between Zoom and Gold Lion, with expiration in 3 years from the date of grant and in various stages of vesting. The non-cash compensation charges of these stock options were recorded by the spun-off subsidiary, Zoom Telephonics, and were expensed by the Company.

On the closing of the Merger, 30,000 stock options were granted to four exiting directors of the Company, for their anticipated cooperation with Post-Merger management, including the provision of any historical information about the Company that may be needed in future activities. Such options are exercisable at $10.14 per share, vest in six months from the date of grant and expired two years later. The non-cash compensation charges of these 30,000 shares of options will be expensed by the Company. All such options have expired or were exercised.

The following summary represents options activity for the three months ended March 31, 2012 under the previous plan.

	Under Previous Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2011	129,350	$1.80	-

Granted	-	-
Lapsed	(129,350)	-
Exercised	-	-
Anti-dilution adjustment	-	-

Balance, March 31, 2012	-	-	-

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

The following summary represents options activity during the quarter ended March 31, 2012 under the New Plan.

	Under the New Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2011	3,557,000	$3.02	$0

Granted	-	-
Lapsed	-	-
Exercised	-	-
Anti-dilution adjustment	-	-

Balance, March 31, 2012	3,557,000	$3.02	$0

The following represents options summary as of March 31, 2012 under the New Plan.

	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price

Options	3,557,000	2.30 years	$3.02	1,815,417	$3.02

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

The Company recorded $261,499 of non-cash compensation expense related to stock options for the quarter ended March 31, 2012. As of March 31, 2012, there was $1,059,054 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

NOTE 23- INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $9.0 million at March 31, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Since Nollec has pre-tax loss for the three months period ended March 31, 2012, the Company's net income and earnings per share had no effect due to its income tax exemption.

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

TCB Digital had pre-tax loss of $330,920 and pre-tax profit of $82,608 for the three months ended March 31, 2012 and 2011 respectively, while Jiangsu Leimone had pre-tax loss of $62,756 and $197,098 for the three months ended March 31, 2012 and 2011 respectively, while Profit Harvest had pre-tax profit of $2,220,820 and $4,608,867 for 2011 and 2010 respectively, while Nollec Wireless had pre-tax loss of $563,923 and $1,131,905 for the three months ended March 31, 2012 and 2011, while CDE had pre-tax loss of $131,407 and $37,798 for the three months ended March 31, 2012 and 2011, while Portables had pre-tax profit of $484,328 for the three months ended March 31, 2012.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred tax assets:	(Unaudited)	(Audited)

Inventory impairment reserve	$8,413	$8,360
R&D expenses-TVOC	19,764	-
Inventory shortage	61,072	60,688
Long-term investment impairment	17,787	17,676
	107,036	86,724
Less: Valuation allowance	-	-

Total deferred tax assets	107,036	86,724

Deferred tax liabilities:

Developed products	(30,768)	(30,575)

Deferred tax assets, net	$76,268	$56,149

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011

US statutory rates	34.0%	34.0%
Tax rate difference	-20.8%	-20.7%
US NOL for which no benefit is realized	19.9%	0.0%
Valuation allowance	6.3%	17.1%
Tax for prior year	4.4%	0.0%
Non-taxable Income of pass through entity	-14.1%	0.0%
Tax per financial statements	29.7%	30.4%

Foreign pretax earnings approximated $1.2 million for the three months ended March 31, 2012. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that, such earnings are invested indefinitely outside of the U.S. At March 31, 2012, approximately $30.79 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $6.4 million would have to be provided if such earnings were remitted currently.

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the three months ended March 31, 2012 and 2011, the Company appropriated Nil and $6,196 to statutory surplus reserve respectively. As of March 31, 2012 and December 31, 2011, the Company's statutory surplus reserve was $682,528 and $682,528 respectively.

NOTE 25 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

Three months ended March 31, 2012	Sales Revenue	% to Total Sales

TCB Group Electronic & Science Co. Ltd - related party	$9,469,105	10%
Tianjin Optical & Electronic Co. Ltd.	9,509,673	10%
Max Sunny Limited	10,284,646	11%

Total	$29,263,424	31%
Three months ended March 31, 2011	Sales revenue	% to Total sales

Tianjin Optical Communication Technology Co., Ltd.	$12,277,736	21%
Tianjin 712 Communications and Broadcasting Ltd.	7,918,529	13%
TCB Group Electronic & Science Co., Ltd.	6,271,437	11%
Larson Limited	14,705,795	25%

Total	$41,173,497	70%

(b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

Three months ended March 31, 2012	Total Purchases	% to Total Purchases

Leimone (Tianjin) Industrial Co., Ltd. - related party	$31,647,154	42%
Three months ended March 31, 2011	Total Purchases	% to Total purchases

TCB Group Electronic & Science Co., Ltd	$7,236,274	13%
Leimone (Tianjin) Industrial Co., Ltd. - related party	13,913,438	24%
Yuechangrui	9,777,612	17%
Tianjin 712 Communication and Broadcasting Co., Ltd.	9,123,356	16%

Total	$40,050,680	70%

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

  Exchange risk

The Company cannot guarantee the Renminbi and USD exchange rate will remain steady; therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and USD. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

  Operating risk

The Company is contingently liable for a total of $4 million (RMB 25.2 million), for notes received from customers that are endorsed or discounted or pledged but not matured as of March 31, 2012.

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

  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2012 and December 31, 2011 and believes its exposure to interest rate risk is not material.

NOTE 27 - COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at $1.25 (Rmb 8) per square meter per month for production facilities and dormitory space. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at $21.37 (Rmb 137) per square meter per month for 1,409 square meters and with rent at $20.44 (Rmb 131) per square meter per month for 388 square meters. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are $1,363 (HKD 10,588) and $438 (HKD 3,402) respectively per month. The commitments of the Company (except for Portables which is disclosed separately below) as of March 31, 2012 for the next 2 years are as follows:

Year
2012	$528,256
2013	23,267

Total minimum lease payments	$551,523

On July 7, 2005, a related party, AUM Realty, LLC ("AUM"), purchased real property consisting of a building and parking lot located in Nanuet, New York for $2,050,000 and simultaneously transferred title to, and entered into a lease agreement with, The Rockland County Industrial Development Agency, with a bargain purchase option upon expiration of the lease. A non-controlling member of Portables, entered into a sublease agreement with AUM for the same period as the lease agreement, expiring in July 2015, which requires minimum monthly rent payments and all operating expenses and PILOT payments (real estate taxes). In addition, AUM borrowed $1,628,000 from a bank secured by a first mortgage on the property. This loan is guaranteed by Portables non-controlling member.

Beginning January 1, 2009, Portables entered into a sublease agreement with its non-controlling member on a month-to-month basis for this property.

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

The future minimum annual rental commitments of Portables as of March 31, 2012 are as follows:

Year
2012	$658,156
2013	325,521
2014	195,044
2015	114,189

Total Minimum Lease Payments	$1,292,910

Rent expense, net of sublease income for retail locations of $58,896, amounted to $388,169 of which $71,692 was paid to one of the Company's members under the sublease agreement for the period ended March 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Information

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect", and words and phrases of similar import. We caution investors that forward- looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual results, performance or achievements could differ materially from those expressed or implied by the forward- looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this Management's Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Corporate Overview

Zoom Technologies, Inc. (the "Company", "we", "us", "our", or "Zoom") was incorporated in the state of Delaware on February 29, 2002. Until September 22, 2009, our business was the design, production, marketing, sales, and support of broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products.

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

The Company, through Gold Lion, is the owner of 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong ("Profit Harvest") and through Gold Lion's wholly owned subsidiary, Jiangsu Leimone, is the owner of 80% of TCB Digital, a company organized under the laws of the People's Republic of China ("PRC"). The Company's ownership of TCB Digital increased from 51% to 80% when our Chairman and Chief Executive Officer, Mr. Lei Gu, through Hebei Leimone Technology Company, Ltd. ("Hebei Leimone"), a company controlled by him, exercised an option to purchase an additional 28.97% of TCB Digital and transferred such ownership to the Company on March 29, 2010. The Company issued 2,402,576 shares of common stock to Hebei Leimone's assignees as consideration for such transfer. Profit Harvest serves as the sales and marketing arm of TCB Digital and Jiangu Leimone serves as a complimentary and supplemental manufacturing arm for TCB Digital. Substantially all of the revenues of Zoom are currently generated by TCB Digital and Profit Harvest, and from June 1, 2010 onwards by Nollec Wireless (see next paragraph), and from October 12, 2011 onwards by Portables Unlimited LLC. Both TCB Digital and Jiangsu Leimone are in the business of manufacturing, research and development, and sales of electronic components for third generation mobile phones, whole phones, wireless communication circuitry, GPS equipment, and related software products.

On June 1, 2010 the Company acquired 100% ownership of Silver Tech Enterprises, Ltd ("Silver Tech"), a BVI holding company which owns 100% of Ever Elite Corporation, Ltd ("Ever Elite"), a Hong Kong holding company, which owns 100% of Nollec Wireless, a mobile phone and wireless communication design company located in Beijing, China, founded in June 2007 and organized under the laws of the PRC. The Company purchased all of the outstanding shares of Silver Tech from its previous owners for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million.

On January 4, 2011, the Company through its wholly-own subsidiary in Hong Kong, Profit Harvest, acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong. The consideration was $1,818,000 to be divided by the Volume Weighted Average Closing Price of the Company's common stock for the 10 consecutive trading days leading up to the day before the date of this Share Exchange Agreement, or $3.75 per share, whichever is greater. This resulted in the issuance of 484,800 shares to acquire CDE.

CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone apps in Asia. The acquisition transaction closed on January 4, 2011, and CDE became a wholly owned subsidiary of Profit Harvest.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, a portion of the Company's ownership of Portables will be transferred to Portables, and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of May 15, 2012, the Company is in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. We cannot at this time assess the probability of our success in this dispute. Please see more details in Note 1 - Organization and Nature of Business Operations of the Accompanying Notes to Consolidated Financial Statements.

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

The diagram below summarizes our corporate structure as of March 31, 2012:

Corporate Organization

ZOOM Technologies (Delaware)
100%
Gold Lion Holding (BVI)(1)
100%
Silver Tech Enterprises (BVI)
100%
ZOOM USA Holdings, Inc. (Delaware)
100%
Jiangsu Leimone (WFOE)(2)
100%
Profit Harvest (Hong Kong)(4)
100%
Ever Elite Corporation (Hong Kong)
55%
Portables Unlimited, LLC (New York) (7)
80%
TCB Digital (PRC)(3)
100%
Celestial Digital Entertainment (Hong Kong)(6)
100%
Nollec Wireless Company (PRC)(5)

Notes:

(1) Holding company incorporated in BVI in 2002.
(2) Wholly Foreign Owned Enterprise.
(3) Main operating subsidiary. Tianjin Communication and Broadcasting Group Co., Ltd., a state-owned enterprise, owns 20% of TCB Digital.
(4) Marketing and sales company in Hong Kong.
(5) R&D subsidiary acquired in June 2010.
(6) Hong Kong mobile platform game maker acquired in January 2011.
(7) T-Mobile U.S. wholesale & retail distributors acquired in October 2011.

Plan of Operation

During the next 12 months, Zoom, together with its subsidiaries, expects to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  Zoom intends to continue to grow its EMS business by delivering products and services to OEN and ODM customers
  Zoom will continue to develop its own "Leimone" and "ZOOM" brand phones;
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

In our Portables operations, revenue from the sale of equipment is recognized upon shipment or when purchased at Company retail locations. Commission income is recognized upon activation of wireless communication services with T- Mobile.

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

Income taxes

Zoom accounts for income taxes in accordance with SFAS No. 109 (ASC Topic 740), "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. Zoom adopted FIN 48 (ASC Topic 740), Accounting for Uncertainty in Tax Positions. Zoom engages tax preparers in all of the jurisdictions in which it operates to determine if the Company is both fully compliant with applicable tax laws and is lawfully maximizing tax benefits to the Company.

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

Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of March 31, 2012, the Company has completely written off goodwill resulting from its acquisition of Jiangsu Leimone. During 2011, the Company took 50% impairment charges for goodwill related to its acquisition of CDE. The Company will closely monitor the development and carrying value of CDE on a quarterly basis in 2012 to determine if additional impairment charges will be necessary. As of March 31, 2012, the Company did not record any impairment of goodwill; however, the Company reviewed the current and projected future cash flows of its subsidiaries in concluding no impairment of goodwill was necessary during the period.

Commitments

As detailed in Note 27-Commitments of the accompanying notes to the financial statements, the Company had operating leases commitments for it leased facilities.

Results of Operations for the Quarter ended March 31, 2012

Revenues

Our revenues were $90,908,264 for the quarter ended March 31, 2012, an increase of $32,296,578 or 55.1% compared to $58,611,686 in the corresponding quarter in 2011. The increase of revenues in the first quarter of 2012 compared to the corresponding quarter in 2011 was mainly due to the increase in sales of whole phones including our own Leimone brand phones, by Profit Harvest and TCB Digital. In the first quarter of 2012, we sold 1.75 million whole phones of which 0.37 million units were Leimone brand phones, with 0.28 million units of those phones being 3G handsets compared to 0.81 million whole phones, of which 0.19 million units were Leimone brand phones, with .03 million units being 3G, for the same period in 2011. Revenue from sales of our own branded products in the first quarter of 2012 was $28.1 million as compared to $13.4 million for the same period in 2011.

For the three months ended March 31, 2012, Portables contributed $16,082,335 in revenue, of which $6,817,569 was derived from the sale of phones and accessories, and $9,264,766 was derived from activation and reoccurring carrier service fees.

Cost of goods

For the quarter ended March 31, 2012 our cost of goods was $84,752,706 or 93.2% of revenues while cost of goods sold for the same period in 2011, was $52,262,817 or 89.2% of revenues. The increase in the cost of sales as a percentage of revenues was mainly due to a highly competitive mobile handset market, and that we are developing our purchasing power for raw materials as a manufacturer of our own Leimone brand phones in contrast to past years where goods were consigned to us, and we simply performed assembly services. We expect a downward trend in our per unit average cost of materials as we develop our purchasing relationship with suppliers.

Gross Profit

Gross profit for the quarter ended March 31, 2012 declined by 3.0% to $6,155,558 compared to $6,348,870 for the corresponding same period in 2011. Gross profit as a percentage of revenues for the first quarter of 2012 was 6.8%, a decrease from 10.8% for the same period in 2011. The main reason for the decrease in gross margin is correlated with the decrease in gross margin as percentage of sales. The main factors driving such slim margins are a highly price sensitive mobile handset market and our early stage development of purchasing relationships with materials suppliers.

The sales of mobile handsets and accessories by Portables produced gross margins of 5.0%, while activation and reoccurring carrier service fees provided for 26.0% gross margins during the quarter ended March 31, 2012. Gross margins, on weighted average basis for the combined product and services mix derived from Portables was $2,743,888 or 17.1%.

Operating expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; such expenses were $245,608 for the three months ended March 31, 2012 compared to $208,539 for the corresponding period in 2011. The higher amounts in this category for 2012 resulted from the significantly increased activities in the sales of our own brand products and also for support of our export business.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $3,394,640 for the three months ended March 31, 2012 compared to $1,266,191 for the corresponding period in 2011. The increase of such expenses in 2012 was due to our inclusion 0f $2,151,942 of general and administrative expenses generated by Portables, our newly acquired subsidiary, increased overall business activity, and increased costs of legal, accounting and related expenses in order to maintain the Company's compliance with SEC and NASDAQ rules and regulations.

The Company's non-cash equity-based compensation charges were $434,249 and $307,469 for the three months ended March 31, 2012, and 2011, respectively. The $126,780 increase, or 41.2%, in such expenses during the period represents the Company's continuing efforts to align the interests of key personnel and board members with those of the Company's common shareholders.

The Company's research and development expenditures for the three months ended March 31, 2012 and 2011 were $526,714 and $1,635,204 respectively. These costs were incurred by our Nollec Wireless subsidiary for developmental costs in mobile handset design and software integration. R&D expenditures decreased by $1,108,490, or -67.8%, as compared to the same period in the prior year. The decreases results from improved cost management and the reduction of extensive upfront R&D costs invested in 2011 in developing our own branded smart phones products targeted at the European and North American markets. We believe that costs related to development of these products will be steadier as percentage of revenue on a move forward basis and our investments in 2011 will begin to show returns for the Company in 2012 and beyond.

Other income/(expenses)-net

The Company's other expenses-net were $388,038 and $344,663 for the three months ended March 31, 2012 and 2011 respectively. These expenses were the results of interest expense offset by interest income and also income from various non- recurring activities. The primary reason for the increase of 12.6% was primarily attributable to increase of interest expense.

Net income

For the quarter ended March 31, 2012, the Company's net income was $641,885, a decrease of $1,144,928 or -64.1% from $1,786,813 for the corresponding period in 2011. Net income as a percentage of revenues, for the three months ended March 31, 2012 and 2011 were 0.7% and 3.0% respectively. The decline in gross margin as a percentage of revenue, as described above, was the main contributor to our decreased profitability in the short term as compared to our net income for the same period in the prior year; however, we believe that as we develop our purchasing power and relationships with our suppliers as part of our initiative to further develop our own branded phones, coupled with the returns expected from our previously expended R&D costs, will put our net income on an upward trend in 2012 and beyond.

Other comprehensive income/(loss)

For the three months ended March 31, 2012 and 2011, the Company's other comprehensive income was $309,578 and $230,269, respectively. Other comprehensive income resulted from foreign currency exchange fluctuations particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of March 31, 2012, the Company had cash and equivalents of $484,864 and restricted cash of $9,834,459. Restricted cash is our deposit held as security at banks for the ability to issue twice the amount in interest-free notes for our purchase of production materials. We had cash and equivalents of $1,131,109 and restricted cash of $15,507,408 as of December 31, 2011.

Net cash provided by operating activities for the three months ended March 31, 2012 was $5,073,547 compared to net cash used in operating activities of $7,449,947 for the same period in 2011. In the first three months of 2012, operational source of funds included net decreases in net due from related parties of $9,891,571, reduction in advances to suppliers of $1,548,257, and increases in accruals and other payables of $4,112,188. These increases were primarily partially offset by an increase in accounts receivable of $3,813,279 and an increase $7,228,591 in other receivables and prepaid expenses.

Net cash provided by investing activities was $5,806,704 in the three months ended March 31, 2012 primarily attributable to the release of $5,774,768 from restricted cash, and the liquidation of notes receivable in the amount of $594,350. Net cash provided by investing activities in the same period of 2011 was $452,225 primarily derived from $235,112 of cash acquired in the acquisition of CDE and the liquidation of notes receivable for $323,624.

Net cash used in financing activities was $11,523,534 for the three months ended March 31, 2012 as compared to $2,706,406 sourced in the same period in 2011. The use of cash was primarily attributable to repayment of notes payable and short term loans in the amounts of $9,999,051 and $2,091,669 respectively. The Company also received $937,884 in proceeds from increased short term bank borrowings.

Contractual Obligations

As of March 31, 2012, the Company has short-term loan obligations of $25,403,577 with interest rates between 5.00% and 7.93%. In addition, notes payable are secured by our restricted cash deposits at the banks, payable in three to six months and bear no interest. The outstanding balance of notes payable as of March 31, 2012 was $19,637,295.

On a go forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans and restricted cash secured notes to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of March 31, 2012, Zoom had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company's principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2012, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first three months of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the 2nd Mid-Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim. The Company believes the decision by the courts will be issued before the end of third quarter of 2012.

Other than our dispute disclosed above we are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 21, 2012 by the undersigned, thereunto duly authorized.

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