Form 10-Q
period 2012-06-30
ZOOM TECHNOLOGIES INC
filed 2012-08-20
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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
YES    ☒        NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of August 15, 2012 is 29,106,668.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information - (unaudited)

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AT JUNE 30, 2012	AT DECEMBER 31, 2011
ASSETS	(UNAUDITED)	(AUDITED)
Current assets
Cash and equivalents	$5,943,116	$1,131,109
Restricted cash	14,196,046	15,507,408
Accounts receivable, net	69,929,220	48,970,549
Inventories, net	7,458,737	3,070,000
Purchase deposit	6,860,108	8,549,315
Other receivables and prepaid expenses	9,623,044	9,784,007
Advance to suppliers	2,296,412	9,834,017
Notes receivable	-	1,086,606
Due from related parties	22,267,993	30,425,700
Costs in excess of revenue - R&D contracts	514,797	91,880
Deferred tax assets, net	56,548	56,149
Total current assets	139,146,021	128,506,740

Long-term investment	12,342,358	-
Property, plant and equipment, net	5,743,876	6,260,675
Equipment deposit	39,710	101,859
Construction in progress deposit - related party	-	10,170,809
Intangible assets	704,074	772,527
Goodwill	34,725,680	36,332,497

TOTAL ASSETS	$192,701,719	$182,145,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$25,565,867	$26,405,343
Notes payable	28,231,522	29,443,650
Accounts payable	4,972,190	14,336,883
Accrued expenses and other payables	11,010,728	10,173,712
Advance from customers	1,343,394	1,112,179
Taxes payable	3,478,555	4,287,309
Interest payable	97,569	85,323
Dividends payable	627,039	622,606
Due to related parties	25,444,409	6,742,373
Total current liabilities	100,771,273	93,209,378

Long-term payables	145,000	145,000
Long-term notes payable	500,000	500,000
Long-term loan	-	10,458

TOTAL LIABILITIES	101,416,273	93,864,836

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01	-	-
none issued and outstanding
Common stock: authorized 35,000,000 shares, par value $0.01
Issued 28,935,723 shares and outstanding 28,934,043 shares;
and Issued 23,865,723 shares and outstanding 23,864,043
shares at June 30, 2012 and December 31, 2011	289,340	238,640
Shares to be issued	1,726	1,000
Deferred expenses	(6,038,757)	(1,400,068)
Additional paid-in capital	58,992,716	53,133,895
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Statutory surplus reserve	682,528	682,528
Accumulated other comprehensive income	2,471,146	2,081,429
Retained earnings	23,110,363	22,048,539
TOTAL STOCKHOLDERS' EQUITY	79,501,740	76,778,641
Noncontrolling interest	11,783,706	11,501,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,701,719	$182,145,107

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net revenues	$98,628,326	$57,564,265	$189,536,590	$116,175,951
Cost of goods sold	90,305,883	51,682,375	175,058,589	103,945,192

Gross profit	8,322,443	5,881,890	14,478,001	12,230,759

Operating expenses:
Sales and marketing	302,319	179,255	547,927	387,794
General and administrative	4,585,044	1,663,774	7,979,684	2,929,965
Research and development	859,332	1,393,511	1,386,046	3,028,715
Non-cash equity-based compensation	837,310	307,469	1,271,559	614,938
Total operating expenses	6,584,005	3,544,009	11,185,216	6,961,412

Income from operations	1,738,438	2,337,881	3,292,785	5,269,347

Other income (expenses)
Interest income	59,540	38,997	261,822	143,258
Loss on disposal of fixed assets	0	(64)	-	(8,432)
Government grants	19,027	15,342	76,592	15,342
Other income	153,315	443,622	167,027	458,847
Interest expense	(626,898)	(609,883)	(1,210,143)	(968,911)
Exchange loss	(10,593)	(21,051)	(12,754)	(37,223)
Other expenses	(162,534)	(61,473)	(238,725)	(142,054)
Total other expenses	(568,143)	(194,510)	(956,181)	(539,173)

Income before income taxes and non-controlling interest	1,170,295	2,143,371	2,336,604	4,730,174

Income taxes	556,639	653,206	903,549	1,440,805

Income before noncontrolling interest	613,656	1,490,165	1,433,055	3,289,369
Less: income attributable to noncontrolling interest	193,717	(5,058)	371,231	7,333

Net income attributable to Zoom Technologies, Inc.	$419,939	$1,495,223	$1,061,824	$3,282,036

Basic and diluted earnings per common share:
Basic	$0.02	$0.09	$0.04	$0.21
Diluted	$0.02	$0.09	$0.04	$0.21

Weighted average common shares outstanding:
Basic	26,191,186	15,866,685	25,075,087	15,825,501
Diluted	26,233,271	15,924,013	25,127,366	15,892,287

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net income attributable to Zoom Technologies, Inc.	$419,939	$1,495,223	$1,061,824	$3,282,036
Net income attributable to noncontrolling interest	$193,717	$(5,058)	$371,231	$7,333

Other comprehensive income:
Foreign currency translation adjustments - Zoom Technologies, Inc.	80,139	478,791	389,717	709,060
Foreign currency translation adjustments - noncontrolling interest	2,620	52,235	23,893	72,344

Comprehensive income - Zoom Technologies, Inc.	$500,078	$1,974,014	$1,451,541	$3,991,096
Comprehensive income - noncontrolling interest	$196,337	$47,177	$395,124	$79,677

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows from operating activities:
Income including noncontrolling interest	$1,433,055	$3,289,369
Adjustments to reconcile income including non-controlling interest to cash provided by (used in) operating activities:
Depreciation and amortization	849,667	785,222
Non-cash equity-based compensation	1,271,559	614,938
Provision for inventory obsolescence	(39,160)	(69,037)
Provision on accounts receivable	(11,390)	-
Loss on disposal of fixed assets	856	8,432
Changes in deferred tax assets	-	(40,080)
Changes in operating assets and liabilities:
Accounts receivable	(20,865,478)	(11,665,449)
Inventories	(4,381,831)	473,053
Advances to suppliers	7,545,083	3,630,754
Prepaid expenses and other assets	1,976,882	49,645
Accounts payable	(9,398,126)	42,557
Advance from customers	243,638	655,962
Related parties-net	26,647,200	(2,134,811)
Accrued expenses and other current liabilities	1,509,985	1,062,926
Net cash provided by (used in) operating activities	6,781,940	(3,296,519)

Cash flows from investing activities:
Restricted cash	1,420,436	1,615,628
Purchase of property and equipment and other long-term assets	(618,063)	128,037
Proceeds from collection on notes receivable	1,093,306	624,341
Equity method investee	(12,330,651)	-
Refund from factory construction deposit	12,330,651	-
Cash increase due to acquisition of subsidiaries	-	235,112
Net cash provided by investing activities	1,895,679	2,603,118

Cash flows from financing activities:
Issuance of shares for cash	-	166,570
Proceeds from short-term loans	7,121,220	14,133,539
Advance to related parties	(360,015)	(312,941)
Proceeds from borrowings from related parties	40	-
Repayment on notes payable	(1,420,436)	(1,527,067)
Receipts from (payments to) related parties	(1,663,571)	513,325
Repayment on borrowing from related parties	(4,867,558)	-
Receipt from related parties	5,343,053	9,075
Repayments on short-term loans	(8,131,999)	(12,216,538)
Repayments on long-term loan	(10,468)	(4,818)
Net cash (used in) provided by financing activities	(3,989,734)	761,145

Effect of exchange rate changes on cash & equivalents	124,122	140,200

Net decrease in cash and equivalents	4,812,007	207,944

Cash and equivalents, beginning balance	1,131,109	6,374,103

Cash and equivalents, ending balance	$5,943,116	$6,582,047

The accompanying notes are an integral part of these consolidated financial statements.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
SUPPLEMENTARY DISCLOSURES:
Interest paid	$919,423	$929,846
Income tax paid	$1,362,364	$116,122
Non-cash investing and financing activities
Acquisition of 100% of CDE by issuing 484,800 shares	$-	$1,818,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
JUNE 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the Agreement date. At the closing of the Acquisition on May 31, 2010, the Company issued 1,342,599 shares of its common stock and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years. As of June 30, 2011, the Company owed three remaining payments of $145,000 each. The Company paid $275,000 in year 2011 and $137,500 in 2010 and as of June 30, 2012, $290,000 was included in other payables and $145,000 was included in long-term payables (See Note 19). After the closing of the Acquisition on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. The Company determined the Acquisition did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

On January 4, 2011, pursuant to a share exchange agreement (the `Share Exchange Agreement") the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in HK. The consideration was $1,818,000 in shares of common stock of the Company; the number of shares was calculated by dividing $1,818,000 by the higher of i) $3.75 per share or ii) the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of the Share Exchange Agreement which was December 20, 2010. This resulted in the issuance of 484,800 shares of the Company's common stock to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone and is one of the largest developers of iPhone applications in Asia. The Company acquired CDE through its wholly owned HK subsidiary, Profit Harvest.

On October 11, 2011, the Company and Zoom USA Holdings, Inc., a newly formed wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, the Company (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. The Equity Consideration was to be held in escrow until the date that Portables provided to the Company financial statements for Portables' third quarter ended September 30, 2011. The financial statements were provided in January 2012 and the stock certificates were released from escrow. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000, to be paid within 30 days of the closing date, which is currently outstanding. Further, in connection with the transaction, the Company assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. in the amount of $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $853,788 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made in a timely manner, and pursuant to an agreement with T- Mobile the Final Payment was waived. The waiver of the final payment was recognized as other income in 2011 because this settlement was not a required condition in the Company's acquisition of Portables. Additionally, the Company agreed to pay other outstanding indebtedness of Portables in the amount of $4,500,000, less the amount of T-Mobile Indebtedness paid off.

The Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, the Company's ownership of Portables will be reduced and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of June 30, 2012, the Company is in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. In the event that the Company is not able to maintain its majority ownership of Portables, the Company would account for its investment in Portables using the equity method of accounting. The Company was advised that on or about August 14, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company. The Complaint seeks damages up to an aggregate amount of $5 million for breach of contract, and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. The Company believes that it is entitled to hold 50.5% interest in Portables based on the terms of the Securities Purchase Agreement. Once the Complaint is served, the Company intends to defend itself vigorously and to assert counterclaims that will, in the aggregate, seek a higher damages award than Portables Unlimited, Inc. seeks.

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

On September 19, 2011, the Company incorporated Zoom USA Holdings, Inc. ("Zoom Sub"), to acquire Portables Unlimited.

On October 12, 2011, the Company acquired 55% of Portables Unlimited LLC ("Portables"), one of the largest exclusive wholesale distributors of T-Mobile products in the United States. Portables has direct access to more than 1,000 retail locations across twenty U.S. States selling T-Mobile products, including approximately 100 exclusive T-Mobile carrier locations. The Company's percentage of ownership has been subsequently adjusted down to 50.5%. Please see above paragraph regarding the acquisition of Portables.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying consolidated balance sheet at June 30, 2012 includes the accounts of Gold Lion Holding Ltd, its 100%- owned subsidiary Profit Harvest which wholly owns Celestial Digital Entertainment, its 100%-owned subsidiary Jiangsu Leimone, which owns 80% of TCB Digital, its 100%-owned subsidiary Silver Tech, which wholly owns Ever Elite, and Ever Elite's wholly owned subsidiary Nollec Wireless, and its specifically formed wholly owned Zoom Sub which owned 55% of Portables. Zoom's consolidated balance sheet as of June 30. 2012 includes the balance sheets of Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, CDE, Zoom Sub, and Portables. The consolidated operating results for the six months ended June 30, 2012 include Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, CDE, Zoom Sub, and Portables. Portables ownership interest reduced to 50.5% as of June 30, 2012 and its operating results reported accordingly (See Note 1). The consolidated operating results for the six months ended June 30, 2011 include Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, and CDE.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a new joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This balance will increase with income and decrease for dividends and losses from the joint venture that accrue to the Company. SpreadZoom has no operations as of June 30, 2012.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Portables noncontrolling member and the owners of AUM provided guarantees of AUM's Rockland County Industrial Development Agency ("IDA") supported bank loan. Such a guarantee constitutes a form of "subordinated financial support," which provides a contrary indication to management's assessment that AUM is not a VIE. Management believes, however, that the guarantees were not necessary for AUM to finance its activities, and its equity capital was sufficient to support its activities if necessary, but the guarantees were only required under IDA rules in order to obtain the reduced financing costs of the IDA support. Management believes that the same is true at June 30, 2012 (See Note 27 for details).

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

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the stockholders' equity were $2,471,146 and $2,081,429 as of June 30, 2012 and December 31, 2011.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of June 30, 2012, management concluded that the allowances as accrued and disclosed in Note 4 - Accounts Receivable were adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performed as annual review of its long-lived assets at December 31, 2011, and management concluded that for year 2011 there was no impairment. As of and for the six months ended June 30, 2012, management did not become aware of events that impaired the carrying value of the Company's long lived assets.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", previously SFAS No. 142, an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As of June 30, 2012, and December 31, 2011 the Company recorded impairment of goodwill of $1,033,762 and $1,033,762 respectively.

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

The Company's subsidiary, Portables is in the business of distribution of mobile phone and provision of wireless service. Revenue from the sale of equipment is recognized upon shipment or when purchased at Portables retail locations. Commission income is recognized upon activation of wireless communication services with T-Mobile.

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

  The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2012 and December 31, 2011 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$5,942,846	$5,942,846	-	-

Restricted cash	$14,196,046	$14,196,046	-	-

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,131,109	$1,131,109	-	-

Restricted cash	$15,507,408	$15,507,408	-	-

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

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of June 30, 2012 and December 31, 2011, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

  Recent Accounting Pronouncements

  In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

  As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company's consolidated financial statements.

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

  Our purchase price allocation is preliminary and will be finalized within one year from the date of acquisition of Portables. The Company derecognized the $1,350,000 acquisition payable and revised goodwill from $27,005,953 as at December 31, 2011 to $25,668,755 as at June 30, 2012 as a result of this de recognition. (See Note 1)

  The following table summarizes goodwill as of June 30, 2012 and December 31, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, CDE and Portables:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	1,583,198	1,861,409
Portables	25,677,347	27,005,953
	35,759,442	37,126,605
Less: Impairment	(1,033,762)	(1,033,762)

Total goodwill	$34,725,680	$36,332,497

  As of December 31, 2011, the Company had recorded total impairment of goodwill of $1,033,762. During the six months ended June 30, 2012, after considering markets conditions and the performance of those subsidiaries listed above, the Company concluded that it did not need to record additional impairment of goodwill. The Company continues to closely monitor its subsidiaries when major events occur that may cause the carrying value of the goodwill associated with the above subsidiaries to be impaired.

  NOTE 4 - RESTRICTED CASH

  Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the secured notes payable cannot be paid (see Note 15).

  NOTE 5 - ACCOUNTS RECEIVABLE

  As of June 30, 2012 and December 31, 2011, the Company's accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Accounts receivable	$70,662,360	$49,798,505
Less: Allowance for doubtful accounts	(733,140)	(827,956)

Accountants receivable, net	$69,929,220	$48,970,549

  NOTE 6 - INVENTORIES

  Inventories, by major categories, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Raw materials	$2,474,432	$1,574,759
Finished goods	5,017,982	1,502,197
	7,492,414	3,076,956
Less: Allowance for obsolete inventories	(33,677)	(6,956)

Inventories, net	$7,458,737	$3,070,000

  NOTE 7 - ADVANCE TO SUPPLIERS

  As of June 30, 2012 and December 31, 2011, the Company's advance to suppliers consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Yuechangrui	$-	$7,399,939
Media Tak Inc.	124,490	-
Shenzhen Sangfei Entertainment Communication Co., Ltd.	103,018	-
Dongguan Yaxin Semi-conductor Co., Ltd.	660,612	-
Shenzhen Bolixin Technology Co., Ltd.	219,244	-
Shenzhen Zhuoershi Electronic Technology Co., Ltd.	189,053
Shenzhen Tongxincheng Photoelectric Co., Ltd.	119,553
Shenzhen Chuangjie Supply Chain Co., Ltd.	175,237	-
Jiangxi TongGuJiangQian	-	478,000
Foshan Import and Export	-	129,384
Dewav Technology	-	877,650
Qualcomm	128,318	101,181
Konka	62,294	79,852
Other - multiple vendors of various amounts	514,593	644,401

Total advance to suppliers	$2,296,412	$9,834,017

  NOTE 8 - PURCHASE DEPOSIT

  As of June 30, 2012 and December 31, 2011, the Company's purchase deposit consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Shenzhen Wuxing Commercial & Trade Co.	$5,435,989	$7,135,266
Shenzhen Nanxin Communication Equipment Co., Ltd.	791,177	785,583
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	632,942	628,466

Total purchase deposit	$6,860,108	$8,549,315

  These three suppliers provide purchasing platforms. The purchase deposits are paid to ensure the Company is able to purchase components at competitive price. These deposits are refundable during the normal course of business and do not represent any commitment.

  The Company signed a purchase agreement with Shenzhen Wuxing Commercial & Trade Co. for the supply of components for the E33 mobile phone. These components have been delivered during the fourth quarter of 2011 and the first half year of 2012. The amounts are advanced under such arrangements as of June 30, 2012.

  As of June 30, 2012, contracts with suppliers to use purchase platform were expired and not renewed. The Company has not recovered all of the deposits and it is pursuing their recovery. The recovery of these amounts is still expected, accordingly, no allowance for non-recovery has been accrued.

  NOTE 9 - OTHER RECEIVABLES & PREPAID EXPENSES

  As of June 30, 2012 and December 31, 2011, the Company's other receivables and prepaid expenses consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Advance to employees	$112,915	$23,882
Deposit for equipment lease	212,689	211,583
Prepaid expenses	224,401	238,857
Bank notes (a)	8,949,931	9,226,641
Other	123,108	83,044

Total other receivables	$9,623,044	$9,784,007

  The deposit for equipment lease is recoverable within one year.

(a)

  Per purchase contract signed in 2010, CECCC provided mobile phone components to the Company. The Company paid in advance to CECCC by payment of ' bank notes'. During 2011, no purchase transaction was completed. As of June 30, 2012, the total outstanding amount is $8.9 million (RMB 56.6 million) which represents bank notes paid by the bank to CECCC but no purchases made by the Company.

  NOTE 10 - RESEARCH AND DEVELOPMENT CONTRACTS IN PROGRESS
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Costs in excess of billings	$514,797	$91,880

  Research and development contracts in progress include cost plus profit attributable to mobile phone development contracts in progress. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses. Company's R&D cost as at June 30, 2012 and December 31, 2011 was $0.5 million and $0.09 million respectively while its progress billings were $0 million and $0 million respectively.

  NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Machinery and equipment	$9,761,009	$9,678,543
Electronic equipment	2,482,774	2,431,834
Transportation equipment	166,405	182,250
Workshop reconstruction	175,167	173,928
Leasehold improvements	2,668,915	2,547,847
Computer equipment	97,127	96,982
Office equipment	707,946	614,710
	16,059,343	15,726,094
Less: Accumulated depreciation	(10,315,467)	(9,465,419)

Property, plant and equipment, net	$5,743,876	$6,260,675

  Depreciation for the six months ended June, 2012 and 2011 was $797,092 and $372,915 respectively. The depreciation for the three months ended June 30, 2012 and 2011 was $398,216 and $391,701 respectively.

  NOTE 12 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTY
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Manufacturing plant	$-	$10,170,809

  The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for $15,063,000 (RMB 99,591,000). The contract included land use rights for 46,021 square meters and space of 21,029 square meters. At December 31, 2011, the Company had paid to Tianjin Leimone $10,170,809 (RMB 64,734,150). During the three months ended June 30, 2012, the Company incorporated a new joint venture, SpreadZoom Technologies Co., Ltd., that will be the entity to legally hold title to the Company's new factory. The Company believes the valuation of the assets and economic benefits derived from the Company's ownership via the newly formed entity remained unchanged. See note 28 - SpreadZoom Investment for details. The deposit paid to Tianjin Leimone was repaid to the Company and immediately used to capitalize SpreadZoom and then subsequently paid back to Tianjin Leimone for the factory that will owned by SpreadZoom.

  Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the 2nd Mid- Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim. The Company believes the decision by the courts will be issued before the end of third quarter of 2012. As of June 30, 2012, the courts have not yet issued their judgment.

  NOTE 13 - INTANGIBLE ASSETS

  As of June 30, 2012 and December 31, 2011, the Company's intangible assets were summarized as follows:

	Useful life	June 30, 2012	December 31, 2011
		(Unaudited)	(Audited)

Software	3 years	$202,295	$201,275
Domain name, logo & trade mark	Indefinite	349,600	349,600
Customer list	5 years	86,250	86,250
Technology use right	1 year	126,325	125,432
Patent techniques	10 years	182,651	181,360
Total cost		947,121	943,917

Less: Accumulated amortization		(243,047)	(171,390)

Intangible assets, net		$704,074	$772,527

  Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the six months ended June, 2012 and 2011 was $52,575 and $20,606 respectively. The amortization of intangible assets for the three months ended June 30, 2012 and 2011 was $21,374 and $14,990 respectively. The estimated amortization for the next five years as of June 30, 2012 and thereafter is expected to be as follows by years:

2013	$182,545
2014	66,596
2015	18,265
2016	18,265
2017	18,265
Thereafter	50,538

Total	$354,474

  NOTE 14 - SHORT-TERM LOANS

  Short-term loans are due to various financial institutions which are normally due within one year. As of June 30, 2012 and December 31, 2011, the Company's short term loans consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Bank of Communication Tianjin Branch ("BOCTB"), due from July 4, 2011 to July 3, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	3,164,707	3,142,332

BOCTB, due from June 20, 2011 to June 16, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	-	3,142,332

BOCTB, due from June 14, 2011 to June 13, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	-	3,079,485

BOCTB, due from August 18, 2011 to August 17, 2012, with benchmark interest rate plus 5%, mortgaged by fixed assets	3,164,707	3,142,332

BOCTB, due from August 3, 2011 to August 1, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL - related party	4,747,060	4,713,498

BOCTB, due from June 13, 2012 to June 14, 2013 with interest at 6.941%, guaranteed by TCBGCL - related party	6,329,414	-

China Merchant Bank Tianjin branch, due from July 29, 2011 to January 28, 2012, interest at 7.93%, mortgaged by bank notes of $785,583 (RMB5,000,000); repaid in full on January 28, 2012	-	754,160

Key Network Holdings Limited, due on demand with interest at 6%.	715,018	715,064

JP Morgan Chase credit line for $1.3 million secured by certificate of deposit from Portables Unlimited, Inc. (the 49.5% owner of Portables) due from September 1, 2011 - August 31, 2012, at Libor plus 2.95%	$2,945,670	$854,469

HSBC, due on demand with interest at 7.25%	$5,640	$48,146

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	-	1,995,381

Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	628,466

Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	157,117

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	361,368

Shanghai Pudong Development Bank Pucheng Branch, due from November 1, 2011 to November 1, 2012 with interest at 7.216%, guaranteed by Tianjin Loan Guaranty Company, price is 1.2% of total principal, shall pay off within 5 days after all principal are paid off	1,582,354	1,571,166

North International Trust Company, due from April 12, 2012 to April 12, 2013 with interest at 11.5%, guaranteed by Tianjin Loan Guaranty Company	1,582,354	-

Bank of China Tianjin Branch, due from May 18, 2012 to August 16, 2012 with interest at 4.166850%, by export invoice discount contract	202,632	-

Bank of China Tianjin Branch, due from May 25, 2012 to August 23, 2012 with interest at 4.166850%, by export invoice discount contract	67,544	-

Bank of China Tianjin Branch, due from June 258, 2012 to September 23, 2012 with interest at 4.167600%, by export invoice discount contract	438,240	-

HSBC Suzhou Branch, due from August 15, 2011 to January 12, 2012 with interest at SIBOR plus 4.0%, guaranteed by tangible assets of the Company (a)	-	1,000,000

HSBC Suzhou Branch, due from April 27, 2012 to January 12, 2013 with interest at SIBOR plus 4.0%, guaranteed by the Company (a)	600,000	-

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 14, 2012	-	235,675

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital, repaid in full on March 14, 2012	-	314,233

Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 12, 2012	-	534,196

JP Morgan Chase - Bank Overdraft Account; Due on Demand	20,527	15,923

Total short-term loans	$25,565,867	$26,405,34

(a)

  Based on a corporate guarantee from the Company and a personal guarantee from Mr. Gu for financing up to 85% of invoice for approved buyer of Profit Harvest, this loan is subject to certain covenants which should be complied at all times. Those covenants includes but not limited to tangible net worth not less than $40 million and net gearing not greater than 1.2 times. As of December 31, 2011, the Company was in violation of one of its loan covenant with HSBC. The covenant calls for the Guarantor, Zoom, on behalf of the Borrower, Profit Harvest, to maintain a minimum tangible net worth of $40,000,000. The Company's tangible net worth at December 31, 2011 was $39,673,617 (Stockholders' equity of $76,778,641 less Goodwill of $36,332,497, less intangible assets of $772,527). With exception to the aforementioned covenant violation, the Company complied with all the other covenants. The Company repaid the loan to HSBC Suzhou Branch on February 13, 2012. The loan was renewed by HSBC in April 2012 requiring the same loan covenants as detailed above. The Company's tangible net worth at June 30, 2012 was $44,071,986; its net gearing was 0.96 times. Accordingly, the Company was in compliance with all of the loan covenants.

  NOTE 15 - NOTES PAYABLE

  These notes are payable in three to six months and bear no interest. The balance of notes payable as of June 30, 2012 and December 31, 2011 consisted of the following (all were bankers' acceptances):

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

CECCC, honored by the BOCTB, from July 14, 2011 to January 14, 2012, secured by $942,700 of cash in bank; Repaid January 16, 2012	-	1,885,399

CECCC, honored by the BOCTB, from July 20, 2011 to January 20, 2012, secured by $1,414,049 of cash in bank, Repaid January 20, 2012	-	2,828,099

Shanghai Zhanqiao, honored by the BOCTB, from August 8, 2011 to February 8, 2012, secured by $1,571,166 of cash in bank; repaid February 8, 2012	-	1,571,166

CECCC, honored by the BOCTB, from September 20, 2011 to March 20, 2012, secured by $3,927,915 of cash in bank; repaid March 20, 2012	-	7,855,830

CECCC, honored by the BOCTB, from September 22, 2011 to March 22, 2012, secured by $3,220,890 of cash in bank; repaid March 22, 2012	-	6,441,780

CECCC, honored by the BOCTB, from September 27, 2011 to March 27, 2012, secured by $974,123 of cash in bank; repaid March 27, 2012	-	1,948,246

CECCC, honored by the BOCTB, from October 14, 2011 to April 14, 2012, secured by $790,551 of cash in bank	-	1,571,166

CECCC, honored by the BOCTB, from October 19, 2011 to April 19, 2012, secured by $2,687,875 of cash in bank	-	5,341,964

CECCC, honored by the BOCTB, from January 16 to July 16, 2012, secured by $2,373,530 of cash in bank;	4,747,061	6,441,780

CECCC, honored by the BOCTB, from March 30 to September 30, 2012, secured by $3,955,884 of cash in bank;	7,911,768	1,948,246

CECCC, honored by the BOCTB, from April 5 to October 5, 2012, secured by $4,224,884 of cash in bank;	8,449,768	-

CECCC, honored by the BOCTB, from April 9 to October 9, 2012, secured by $2,057,060 of cash in bank;	4,114,119	-

CECCC, honored by the BOCTB, from April 16 to October 16, 2012, secured by $1,424,118 of cash in bank;	2,848,237	-

Dongguan Yaxing Semiconductor Co., Ltd, honored by Industrial Bank Jinweilu Branch, from June 1 to September 1, 2012, secured by $74,054 of cash in bank;	74,054	-

Shenzhen Bolixin Technical Co., Ltd, honored by Industrial Bank Jinweilu Branch, from June 6 to September 6, 2012, secured by $26,900 of cash in bank;	26,900	-

Shenzhen Bolixin Technical Co., Ltd, honored by the Industrial Bank Jinweilu Branch, from June 6 to September 6, 2012, secured by $27,968 of cash in bank;	27,968	-

Shen Zhen Jun Cheng Hao Trading Ltd., honored by the Bank of China Heping Branch, from March 7 to September 7, 2012, secured by $31,647 of cash in bank	31,647	1,571,166

Total notes payable	$28,231,522	$29,443,650

  NOTE 16 - ACCRUED EXPENSES AND OTHER PAYABLES

  As of June 30, 2012 and December 31, 2011, the accrued expenses and other payables of the Company were summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Accrued filing fees	$433,029	$445,391
Accrued rework cost	227,963	215,560
Accrued commission payable	5,460,873	4,616,079
Acquisition payable*	312,500	1,662,500
Accrued expenses	3,410,591	2,686,016
Welfare & salary payable	518,224	341,137
Others	647,548	207,029

Total accrued expenses and other payables	$11,010,728	$10,173,712

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

  NOTE 17 - DIVIDENDS PAYABLE

  In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $627,039 and $622,606 as of June 30, 2012 and December 31, 2011 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

  NOTE 18 - RELATED PARTY TRANSACTIONS

  Due from related parties

  As of June 30, 2012 and December 31, 2011, due from related parties were:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Due from related parties - short term

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$8,505,151	$3,883,641
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	128,487	167,172
Leimone (Tianjin) Industrial Co., Ltd.	7,367,123	20,473,338
Beijing Leimone Shengtong Cultural Development Co., Ltd.	1,727,525	2,744,697
Tianjin Tong Guang Group	712,850	379,994
Shenzhen Leimone	400,893	429,170
712 (Prior Shareholder)	758,774	992,815
Raja R Amar - Chief Executive Officer of Portables	334,634	741,448
AUM Realty	2,332,556	-
Others	-	613,425

Total due from related parties	$22,267,993	$30,425,700

  Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the six months ended June 30, 2012 and 2011, the Company recorded revenues of $29,728,814 and $12,541,921 from sales to Electronics Science & Tech respectively. For the three months ended June 30, 2012 and 2011, the Company recorded revenues of $20,259,709 and $6,270,484 from sales to Electronics Science & Tech respectively.

  Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months.

  Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the six months ended June 30, 2012 and 2011, the Company recorded total purchases from Tianjin Leimone of $72,137,320 and $23,684,030 respectively. The amount due from Tianjin Leimone represented advances of $553,641 and $13,708,030 as of June 30, 2012 and December 31, 2011 respectively. The Company also sold certain products to Tianjin Leimone. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of June 30, 2012 and December 31, 2011, the balance of such loans was $6,813,482 and $6,765,308 respectively.

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

  712 was a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the six months ended June 30, 2012 and 2011, the Company recorded revenues from sales to 712 of $316,870 and $15,757,425 respectively. For the three months ended June 30, 2012 and 2011, the Company recorded revenues from sales to 712 of $316,870 and $7,838,896 respectively. As of June 30, 2012 and December 31, 2011, the balance of such sales was $560,980 and $796,419 respectively. In addition, the Company purchases raw materials from 712. For the six months ended June 30, 2012 and 2011, the Company recorded purchases from 712 of Nil and $15,523,282 respectively. For the three months ended June 30, 2012 and 2011, the Company recorded total purchases from 712 of Nil and $6,399,926 respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

  Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $400,893 and $408,831 as of June 30, 2012 and December 31, 2011 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. The Company purchased raw materials from Shenzhen Leimone in 2011. The balance as of December 31, 2011 was advance to Shenzhen Leimone amounted to $20,339. In addition, for the six months ended June 30, 2012 and 2011, the Company recorded revenues from sales to Shenzhen Leimone of $16,024 and Nil respectively. For the three months ended June 30, 2012 and 2011, the Company recorded total revenue from sales to Shenzhen Leimone of Nil and Nil respectively.

  The amounts due from Raja R Amar are related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured and are expected to be repaid by December 31, 2012.

  Due to related parties

  As of June 30, 2012 and December 31, 2011, due to related parties was:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Gu	$2,926,135	$2,788,635
Tianjin Tong Guang Group	598,063	-
Leimone (Tianjin) Industrial Co., Ltd.	15,871,694	-
AUM Realty, Inc.	-	269,049
Wireless Holdings of Northeast	-	117,600
Portables Unlimited International	4,620,665	2,633,147
Portables Unlimited, Inc.	1,110,000	650,000
Others	317,852	283,943

Total due to related parties	$25,444,409	$6,742,373

  The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of June 30, 2012 and December 31, 2011, the balance of such loans was Nil and $277,943 respectively. The loan owed to Hui Pak Kong was forgiven and the amount was added to the additional paid in capital during the six months ended June 30, 2012.

  Gu provides fund to the Company with no interest and are due on demand. As of June 30, 2012 and December 31, 2011, the balances of funds provided by Gu was $2,926,135 and $2,788,635 respectively.

  TCB Digital had outstanding related party payable of $15,871,694 owed to Tianjin Leimone for raw materials that TCB Digital purchased through Tianjin Leimone for its manufacturing in the normal course of business. During the six months ended June 30, 2012, the TCB Digital purchased approximately $72.1 million of material from Tianjin Leimone.

  In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for $3,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of June 30, 2012 and December 31, 2011 was $4,620,665 and $2,633,147 respectively.

  Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $1,110,000. The advance has an interest rate of 12% per annum and is due on demand.

  NOTE 19 - LONG-TERM PAYABLES

  Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010. As of June 30, 2012, there are three payments outstanding of $145,000 each in six month intervals with the first payment due on December 1, 2012.

  NOTE 20 - LONG-TERM NOTES PAYABLE
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

CNCG, as part of the consideration payable to the sellers in our acquisition of Portables, from October 11, 2011 to October 11, 2014 with interest at 2%	$500,000	$500,000

  NOTE 21 - STOCKHOLDERS' EQUITY

  COMMON STOCK

  On July 2, 2012, the Company issued 137,625 shares of its common stock to the employees of its Nollec Wireless subsidiary in lieu of cash salary within the second quarter. The shares were valued at $1.03 per share, the closing price on the date of Board Approval, and the Company recorded $141,754 of non-cash compensation expense for this issuance for the quarter ended June 30, 2012.

  On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees, consultants and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there is an incremental non-cash compensation expense of $308,553 to be recorded over the service period.

  On May 22, 2012, the Company issued 4,497,200 shares of its common stock, with claw back provisions, to consultants for their services over the next four years beginning with the second quarter of 2012. The shares were valued at $1.12 per share, the closing price on the date of Board Approval. The projects these consultants are pursuing include but are not limited to marketing our ODM business to large Southeast Asian customers, sales of our own brand and ODM products to private companies and government supported programs in China aimed at various demographic sectors of the domestic mobile market, and other cooperative ventures with the three mobile operators of the PRC. The Company recorded $314,804 of non-cash compensation expense for this issuance for the quarter ended June 30, 2012; and the outstanding deferred expenses related to such shares at June 30, 2012 was $4,722,060.

  On February 28, 2012, the Company issued to members of the Board of Directors a total of 170,000 shares of its common stock. The Company recorded $56,950 of non-cash compensation expense for this issuance for the quarter ended June 30, 2012. The outstanding deferred expenses related to such shares at June 30, 2012 was $113,900.

  On October 4, 2011, the Board of Directors approved of a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued on February 28, 2012 during the quarterly period ended March 31, 2012. The shares fully vest to management over one year from their date of issue. The Company recorded non-cash compensation expense of $96,050 for the quarter ended June 30, 2012. The outstanding deferred expense related to such shares at June 30, 2012 was $1,056,550.

  On November 29, 2011, the BOD approved of a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. As of June 30, 2012, we recorded non-cash compensation expense of $19,750 and deferred expenses of $111,917.

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

  The following summary represents warrants activity during the quarter ended June 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2011	8,638,604	$2.30	-

Granted	-	-
Lapsed	-	-
Exercised	-	-
Cancelled	-	-

Balance, June 30, 2012	8,638,604	$2.30	-

  The following presents warrants summary as of June 30, 2012:

	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable
				Number Exercisable	Weighted Average Exercise Price

Warrants	8,638,604	2.60 years	$2.30	8,638,604	$2.30

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

  The following summary represents options activity for the three months ended June 30, 2012 under the previous plan.

	Under Previous Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2011	129,350	$1.80	-

Granted	-	-
Lapsed	(129,350)	-
Exercised	-	-
Cancelled	-	-

Balance, June 30, 2012	-	-	-

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

  On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees, consultants and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there is an extra non-cash compensation expense of $25,760 for the quarter ended June 30, 2012.

  The following summary represents options activity during the quarter ended June 30, 2012 under the New Plan.

	Under the New Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2011	3,557,000	$3.02	$0

Granted	-	-
Lapsed	408,000	$3,18
Exercised	-	-
Cancelled	1,339,000	$3.18

Balance, June 30, 2012	1,810,000	$2.97	$0

  The following represents options summary as of June 30, 2012 under the New Plan.

	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price

Options	1,810,000	2.96 years	$2.97	767,500	$2.74

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

  The Company recorded $191,156 of non-cash compensation expense related to stock options for the quarter ended June 30, 2012. As of June 30, 2012, there was $965,680 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

  NOTE 23 - INCOME TAX

  The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

  Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $10.2 million at June 30, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

  Since Nollec has pre-tax loss for the six months period ended June 30, 2012, the Company's net income and earnings per share had no effect due to its income tax exemption.

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

  TCB Digital had pre-tax loss of $55,352 and pre-tax profit of $114,730 for the six months ended June 30, 2012 and 2011 respectively, while Jiangsu Leimone had pre-tax loss of $128,753 and $727,077 for the six months ended June 30, 2012 and 2011 respectively, while Profit Harvest had pre-tax profit of $5,154,344 and $8,177,552 for the six months ended June 30, 2012 and 2011 respectively, while Nollec Wireless had pre-tax loss of $1,517,239 and $1,443,556 for the six months ended June 30, 2012 and 2011, while CDE had pre-tax profit of $93,955 and pre-tax loss of $69,776 for the six months ended June 30, 2012 and 2011, while Portables had pre-tax profit of $758,931 for the six months ended June 30, 2012.

  The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred tax assets:	(Unaudited)	(Audited)

Inventory impairment reserve	$8,419	$8,360
Inventory shortage	61,121	60,688
Long-term investment impairment	17,801	17,676
	87,341	86,724
Less: Valuation allowance	-	-

Total deferred tax assets	87,341	86,724

Deferred tax liabilities:

Developed products	(30,793)	(30,575)

Deferred tax assets, net	$56,548	$56,149

  The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

US statutory rates	34.0%	34.0%
Tax rate difference	-24.0%	-21.8%
Valuation allowance	37.0%	17.2%
Tax for prior year	3.0%	1.2%
Non-taxable Income of pass through entity	-11.3%	0.0%
Tax per financial statements	38.7%	30.5%

  The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

US statutory rates	34.0%	34.0%
Tax rate difference	-27.1%	-14.2%
Valuation allowance	36.1%	0.2%
Tax for prior year	13.1%	10.8%
Non-taxable Income of pass through entity	-8.5%	0.0%
Tax per financial statements	47.6%	30.4%

  Foreign pretax earnings approximated $3.5 million for the six months ended June 30, 2012. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that, such earnings are invested indefinitely outside of the U.S. At June 30, 2012, approximately $30.57 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $7.3 million would have to be provided if such earnings were remitted currently.

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

  In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the six months ended June 30, 2012 and 2011, the Company appropriated Nil and $3,667 to statutory surplus reserve respectively. As of June 30, 2012 and December 31, 2011, the Company's statutory surplus reserve was $682,528 and $682,528 respectively.

  NOTE 25 - CONCENTRATION DISCLOSURE

  (a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

Six months ended June 30, 2012	Sales Revenue	% to Total Sales

TCB Group Electronic & Science Co. Ltd - related party	$29,728,814	16%
Tianjin Optical & Electronic Co. Ltd.	22,405,547	12%

Total	$52,134,361	28%

Six months ended June 30, 2011	Sales Revenue	% to Total Sales

Tianjin Optical Communication Technology Co., Ltd.	$20,137,058	17%
Tianjin 712 Communications and Broadcasting Ltd. - related party	15,757,425	13%
TCB Group Electronic & Science Co., Ltd. - related party	12,541,921	11%
Larson Limited	14,705,795	13%

Total	$63,142,199	54%

  (b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

Six months ended June 30, 2012	Total Purchases	% to Total Purchases

Leimone (Tianjin) Industrial Co., Ltd. - related party	72,137,320	37%
TMO	22,770,516	12%

Total	$94,907,836	49%

Six months ended June 30, 2011	Total Purchases	% to Total Purchases

Leimone (Tianjin) Industrial Co., Ltd. - related party	$23,684,030	22%
Tianjin 712 Communication and Broadcasting Co., Ltd. - related party	15,523,282	14%

Total	$39,207,312	36%

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

    Interest risk

  The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of June 30, 2012 and December 31, 2011 and believes its exposure to interest rate risk is not material.

  NOTE 27 - COMMITMENTS

  Operating lease commitments

  The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at $1.25 (Rmb 8) per square meter per month for production facilities and dormitory space. The Company leases of the Tianjin factory and dormitory expired on July 20, 2012 and December 31, 2011; the Company is currently renting on a month to month basis. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at $21.37 (Rmb 137) per square meter per month for 1,409 square meters and with rent at $20.44 (Rmb 131) per square meter per month for 388 square meters. Nollec's Beijing office expires in April 15, 2013. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are $1,363 (HKD 10,588) and $438 (HKD 3,402) respectively per month. The lease for CDE's Hong Kong office expires August 31, 2013. The commitments of the Company (except for Portables which is disclosed separately below) as of June 30, 2012 for the next year are as follows:

Year
2013	$381,907

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

  The future minimum annual rental commitments of Portables as of June 30, 2012 are as follows:

Year
2012		$371,549
2013		283,436
2014		195,044
2015		114,189

Total Minimum Lease Payments	$	$ 1,048,388

  Rent expense, net of sublease income for retail locations of $127,423, amounted to $702,562 of which $143,924 was paid to one of the Company's members under the sublease agreement for the period ended June 30, 2012.

  NOTE 28 - INVESTMENT IN SPREADZOOM

  On May 25, 2012, the Company along with Spreadtrum Communication (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000. As of June 30, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,358 (RMB 78,000,000). The Company has committed to invest an additional 10,117,700 (RMB 64,100,000) in SpreadZoom. The Company's capital contribution to SpreadZoom of $12,342,358 was primarily comprised of rights to the deposits made for the construction of the new factory in Tianjin that as of December 31, 2011, was valued at $10,170,809. The balance of $2,171,549 was a refund of a prepayment for the purchase raw material in the ordinary course of business made to Leimone (Tianjin) Industrial Co., Ltd., a related party who is also the general contractor for the construction of the new factory. See details described in Note 12 Construction in Progress - Related Party. SpreadZoom is still in the initial phases of setup and registration. Management and control of the business have not been fully determined. As of June 30, 2012, the Company has used the equity method to account for its investment in SpreadZoom.

  NOTE 29 - SUBSEQUENT EVENT

  The Company was advised that on or about August 14, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company. The Complaint seeks damages up to an aggregate amount of $5 million for breach of that certain Securities Purchase Agreement and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. The Company believes that it is entitled to hold 50.5% interest in Portables based on the terms of the Securities Purchase Agreement. Once the Complaint is served, the Company intends to defend itself vigorously and to assert counterclaims that will, in the aggregate, seek a higher damages award than Portables Unlimited, Inc. seeks.

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

  On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T- Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, a portion of the Company's ownership of Portables will be transferred to Portables, and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of May 15, 2012, the Company is in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. The Company was advised that on or about August 14, 2012, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company. The Complaint seeks damages up to an aggregate amount of $5 million for breach of contract, and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. The Company believes that it is entitled to hold 50.5% interest in Portables based on the terms of the Securities Purchase Agreement. Once the Complaint is served, the Company intends to defend itself vigorously and to assert counterclaims that will, in the aggregate, seek a higher damages award than Portables Unlimited, Inc. seeks.

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

  The diagram below summarizes our corporate structure as of June 30, 2012:

  Plan of Operation

  During the next 12 months, Zoom, through its operating subsidiaries will continue to execute its business plan by:

    Continuing to grow its EMS business by delivering cost effective value added services to OEM and ODM customers;
    Continuing to develop "Leimone" and "ZOOM" brand phones through strategic marketing initiatives and partnerships with industry leaders;
    Continuing to spend on research and development for products based on 2.5G, 3G, and 4G platforms;
    Develop solutions, and build according to specifications for mobile operators in China, Asia, and Latin America;
    Gain product penetration into new foreign markets;
    Continue to leverage new products and initiatives introduced by T-Mobile USA

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

  Asset Impairment

  Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of June 30, 2012, the Company has completely written off goodwill resulting from its acquisition of Jiangsu Leimone. During 2011, the Company took 50% impairment charges for goodwill related to its acquisition of CDE. The Company will closely monitor the development and carrying value of CDE on a quarterly basis in 2012 to determine if additional impairment charges will be necessary. For the six months ended June 30, 2012, the Company has not recorded any impairment of goodwill; however, the Company reviewed the current and projected future cash flows of its subsidiaries in concluding no impairment of goodwill was necessary during the period.

  Commitments

  As detailed in Note 27-Commitments of the accompanying notes to the financial statements, the Company had operating leases commitments for it leased facilities.

  Results of Operations for the Quarter ended June 30, 2012

  Revenues

  The Company's revenues were $98,628,326 for the quarter ended June 30, 2012, an increase of $41,064,061 or 71.3% compared to $57,564,265 in the corresponding quarter in 2011. The increase of revenues in the second quarter of 2012 compared to the corresponding quarter in 2011 was mainly attributable to the Company's continued increase in sales of whole phones. In the second quarter of 2012, the Company sold 3.09 million whole phones, of which 0.82 million units were Leimone brand phones, with 0.17 million units of those phones being 3G handsets compared to 0.89 million whole phones, of which 0.21 million units were Leimone brand phones, with 0.15 million units being 3G, for the same period in 2011. Revenue from sales of the Company's own branded products in the second quarter of 2012 was $36.0 million as compared to $13.6 million for the same period in 2011.

  For the three months ended June 30, 2012, Portables contributed $11,691,462 in revenue, of which $3,548,158 was derived from the sale of phones and accessories, and $8,143,304 was derived from activation and reoccurring carrier service fees.

  Cost of goods sold

  For the quarter ended June 30, 2012 the Company's cost of goods sold was $90,305,841 or 91.6% of revenues while cost of goods sold for the same period in 2011, was $51,682,375 or 89.8% of revenues. The increase in the cost of goods sold as a percentage of revenues was mainly due to a highly competitive mobile handset market. As the Company continues to increase its purchasing volume, it expects its bargaining power with suppliers to improve which will lead to lower costs of goods sold on a per unit basis.

  Gross Profit

  Gross profit for the quarter ended June 30, 2012 increased by 41.5% to $8,322,485 compared to $5,881,890 for the corresponding same period in 2011. Gross profit as a percentage of revenues for the second quarter of 2012 was 8.4%, a decrease from 10.2% for the same period in 2011. Overall dollar amount of gross margins increased during the second quarter of 2012 because revenues grew significantly relative to revenues for the same quarter in 2011. The Company expects gross profit to continue to improve as the Company continues to increase its revenue going forward. The Company also expects gross margin expansion as result of the expected decrease in cost of goods sold on a per unit basis relative to stable sales prices.

  The sales of mobile handsets and accessories by Portables produced gross margins of 3.3%, while activation and reoccurring carrier service fees provided for 26.3% gross margins during the quarter ended June 30, 2012. Gross margins, on weighted average basis for the combined product and services mix derived from Portables was $2,259,393 or 19.3%.

  Operating expenses

  Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; such expenses were $302,319 for the three months ended June 30, 2012 compared to $179,255 for the corresponding period in 2011. The Company's continued increase in sales activities correlates with our increase in sales and marketing expenses.

  General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $4,585,044 for the three months ended June 30, 2012 compared to $1,663,774 for the corresponding period in 2011. The increase of such expenses in 2012 was due to our inclusion of $1,824,486 of general and administrative expenses generated by Portables, our newly acquired subsidiary, increased overall business activity, and increased costs of legal, accounting and related expenses in order to maintain the Company's compliance with SEC and NASDAQ rules and regulations.

  The Company's research and development expenditures for the three months ended June 30, 2012 and 2011 were $859,332 and $1,393,511 respectively. These costs were incurred by our Nollec Wireless subsidiary for developmental costs in mobile handset design and software integration. R&D expenditures decreased by $534,179, or -38.3% as compared to the same period in the prior year. The Company continues to spend on research and development; however, its spending is focused on the continued development of products on platforms in which Company invested heavily in 2011. Accordingly, the Company expects future R&D expenditures to be steady as percentage of revenue.

  The Company's non-cash equity-based compensation charges were $837,310 and $307,469 for the three months ended June 30, 2012, and 2011, respectively. The $529,841 increase, or 172.3%, in such expenses during the period represents the Company's investment in human capital for new business development initiatives and retention of key engineers and managers.

  Other income/(expenses)-net

  The Company's other expenses-net were $568,143 and $194,510 for the three months ended June 30, 2012 and 2011 respectively. These expenses were the results of interest expense offset by interest income and also income from various non-recurring activities. The primary reason for the increase of 65.4% was primarily attributable to decrease in other income.

  Net income

  For the quarter ended June 30, 2012, the Company's net income was $419,939 a decrease of $1,075,284 or -71.9% from $1,495,223 for the corresponding period in 2011. Net income as a percentage of revenues, for the three months ended June 30, 2012 and 2011 were 0.4% and 2.6% respectively. The Company's decreased gross margin as percentage of sales led to lower net profit margins during the quarter. As noted above, the Company expects gross margin to improve moving forward from increased bargaining power with suppliers as a function of expected increases in revenues in the future. Increases in general and administrative expenses are expected to decrease as a percentage of revenue as a result of the Company expectations such costs should scale with the Company's increase revenue in the future. Equity based compensation is expected to remain stable in the future. The Company also believes those that have been incentivized through equity based compensation will help the Company create brand recognition and improved profitability in the future.

  Other comprehensive income/(loss)

  For the three months ended June 30, 2012 and 2011, the Company's other comprehensive income was $80,139 and $478,791 respectively. Other comprehensive income resulted from foreign currency exchange fluctuations particularly the Renminbi against the USD.

  Liquidity and Capital Resources

  Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of June 30, 2012, the Company had cash and equivalents of $5,942,846 and restricted cash of $14,196,046. Restricted cash is our deposit held as security at banks for the ability to issue twice the amount in interest-free notes for our purchase of production materials. We had cash and equivalents of $1,131,109 and restricted cash of $15,507,408 as of December 31, 2011.

  Net cash provided by operating activities for the six months ended June 30, 2012 was $6,781,940 compared to net cash used in operating activities of $3,296,519 for the same period in 2011. In the first six months of 2012, operational sources of funds included net decreases in net due from related parties of $26,647,200, reduction in advances to suppliers of $7,545,083, and increases in accruals and other payables of $1,509,985. These increases were primarily partially offset by an increase in accounts receivable of $20,865,478, an increase of $4,381,831 in inventories. The significant increase in accounts receivable was related to the growth in sales activity by the Company. The Company does not expect difficulties in recovering its receivable as the Company has been successful with collections subsequent to June 30, 2012.

  Net cash provided by investing activities of $1,895,679 in the six months ended June 30, 2012 was primarily attributable to $12,330,651 provided by the Company's subsidiary, TCB Digital, to capitalize SpreadZoom Technologies Co., Ltd. in an equity investment in which TCB Digital will ultimately own 47.37% interest. This amount was offset by the refund of construction deposits for the new factory by Tianjin Leimone, a related party, for the amount of $12,330,651. Cash was also provided to the Company via the release of $1,420,436 from restricted cash, and the maturation and discount of notes receivable in the amount of $1,093,306. Net cash provided by investing activities in the same period of 2011 was $2,603,118 primarily derived from $1,615,628 of funds released from restricted cash and liquidation of notes receivable for $624,341.

  Net cash used in financing activities was $3,989,734 for the six months ended June 30, 2012 as compared to $761,145 sourced in the same period in 2011. The Company used cash to repay related parties $4,867,558. The Company also repaid $8,131,999 in short term bank borrowings. These amounts were partially offset by proceeds from short term bank borrowing of $7,121,220, and receipt of proceeds from related parties of $5,343,053.

  Contractual Obligations

  As of June 30, 2012, the Company has short-term loan obligations of $25,565,867 with interest rates between 5.00% and 7.93%. In addition, notes payable are secured by our restricted cash deposits at the banks, payable in three to six months and bear no interest. The outstanding balance of notes payable as of June 30, 2012 was $28,231,522.

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

  Off Balance Sheet Arrangements

  As of June 30, 2012, Zoom had no off balance sheet arrangements.

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

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

  Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the 2nd Mid-Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim. The Company believes the decision by the courts will be issued before the end of third quarter of 2012. As of August 16, 2012, the courts have not yet issued their judgment.

  The Company was advised that on or about August 14, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company. The Complaint seeks damages up to an aggregate amount of $5 million for breach of that certain Securities Purchase Agreement and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. The Company believes that it is entitled to hold 50.5% interest in Portables based on the terms of the Securities Purchase Agreement. Once the Complaint is served, the Company intends to defend itself vigorously and to assert counterclaims that will, in the aggregate, seek a higher damages award than Portables Unlimited, Inc. seeks. For detailed description of the Securities Purchase Agreement, please refer to the section entitled "Corporate Overview"in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations hereof.

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

  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
  Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
  Exhibit 32.0 Section 1350 Certifications.
  101.INS** (1)     XBRL Instance Document
  101.SCH** (1)     XBRL Taxonomy Extension Schema Document
  101.CAL** (1)     XBRL Taxonomy Extension Calculation Linkbase Document
  101.DEF** (1)     XBRL Taxonomy Extension Definition Linkbase Document
  101.LAB** (1)     XBRL Taxonomy Extension Label Linkbase Document
  101.PRE** (1)     XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)

  Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 20, 2012 by the undersigned, thereunto duly authorized.

  Zoom Technologies, Inc.
  (Registrant)

  By: /s/ Lei Gu
  Lei Gu
  Chief Executive Officer

  INDEX TO EXHIBITS

  Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO PDF
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO PDF
32.0	Section 1350 Certifications PDF
101.INS** (1)	XBRL Instance Document
101.SCH** (1)	XBRL Taxonomy Extension Schema Document
101.CAL** (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF** (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB** (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE** (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)

  Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.