Form 10-Q/A
period 2012-06-30
ZOOM TECHNOLOGIES INC
filed 2012-09-13
CIK 822708

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Zoom Technologies, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 20, 2012 ("the Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1*     Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1*     Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0*     Section 1350 Certifications.
101.INS**     XBRL Instance Document
101.SCH**     XBRL Taxonomy Extension Schema Document
101.CAL**     XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**     XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**     XBRL Taxonomy Extension Label Linkbase Document
101.PRE**     XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed previously.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 13, 2012 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
32.0*	Section 1350 Certifications
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed previously.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.