Form 10-Q
period 2012-09-30
ZOOM TECHNOLOGIES INC
filed 2012-11-19
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of November 10, 2012 is 29,219,168.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For September 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Information

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$3,803,966	$1,131,109
Restricted cash	16,410,824	15,507,408
Accounts receivable, net	83,741,845	48,970,549
Inventories, net	8,009,471	3,070,000
Purchase deposit	6,860,868	8,549,315
Other receivables and prepaid expenses	7,746,471	9,784,007
Advance to suppliers	10,562,679	9,834,017
Notes receivable	6,480,636	1,086,606
Due from related parties	29,103,484	30,425,700
Costs in excess of revenue - R&D contracts	698,597	91,880
Deferred tax assets, net	-	56,149
Total current assets	173,418,841	128,506,740

Property, plant and equipment, net	5,563,217	6,260,675
Equipment deposit	39,710	101,859
Construction in progress deposit - related parties	-	10,170,809
Intangible assets	899,454	772,527
Long-term investments	11,919,432	-
Goodwill	36,079,826	36,332,497
TOTAL ASSETS	$227,920,480	$182,145,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$28,277,739	$26,405,343
Notes payable	28,574,062	29,443,650
Accounts payable	39,496,742	14,336,883
Accrued expenses and other payables	6,866,161	10,173,712
Advance from customers	3,141,554	1,112,179
Taxes payable	2,588,654	4,287,309
Interest payable	114,650	85,323
Dividends payable	627,109	622,606
Due to related parties	25,964,502	6,742,373
Warrant liability	327,763	850,841
Total current liabilities	135,978,936	94,060,219

Long-term payables	-	145,000
Long-term notes payables	-	500,000
Long-term loan	-	10,458
TOTAL LIABILITIES	135,978,936	94,715,677

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none
issued and outstanding	-	-
Common stock: authorized 35,000,000 shares, par value $0.01,
Issued 29,180,848 shares and outstanding 29,179,168 shares;
Issued 23,865,723 shares and outstanding 23,864,043 shares at
September 30, 2012 and December 31, 2011	291,792	238,640
Shares to be issued	-	1,000
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Deferred expenses	(5,610,918)	(1,400,068)
Additional paid-in capital	51,333,938	45,957,869
Statutory surplus reserve	702,524	682,528
Accumulated other comprehensive income	2,137,816	2,081,429
Retained earnings	30,401,236	28,373,724
TOTAL STOCKHOLDERS' EQUITY	79,249,066	75,927,800

Noncontrolling interest	12,692,478	11,501,630

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$227,920,480	$182,145,107

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$117,180,898	$50,748,605	$306,717,488	$167,358,736
Cost of goods sold	111,193,306	44,046,505	286,251,895	148,401,121
Gross profit	5,987,592	6,702,100	20,465,593	18,957,615

Operating expenses:
Sales and marketing	620,223	187,378	1,168,150	577,681
General and administrative expenses	2,792,615	1,708,923	10,772,299	4,651,512
Research and development expenses	386,635	1,410,797	1,772,681	4,459,110
Non-cash equity-based compensation	758,592	362,712	2,030,151	977,650
Total operating expenses	4,558,065	3,669,810	15,743,281	10,665,953

Income from operations	1,429,527	3,032,290	4,722,312	8,291,662

Other income (expense)
Interest income	43,481	144,953	305,303	289,137
Interest expense	(725,834)	(720,064)	(1,935,977)	(1,695,087)
Change in fair value of warrants	289,708	821,314	523,078	4,208,983
Investment loss	(423,630)	-	(423,630)	-
Other income (expense), net	558,665	(175,466)	550,805	112,891

Income before income taxes and noncontrolling interest	1,171,917	3,103,027	3,741,891	11,207,586

Income taxes	613,126	604,011	1,516,675	2,045,371

Income before noncontrolling interest	558,791	2,499,016	2,225,216	9,162,215

Less: Income (loss) attributable to
noncontrolling interest	(193,523)	(77,349)	177,708	(70,016)

Net income attributable to Zoom Technologies, Inc.	$752,314	$2,576,365	$2,047,508	$9,232,231

Basic and diluted income per common share:
Basic	$0.03	$0.16	$0.08	$0.58
Diluted	$0.03	$0.16	$0.08	$0.58

Weighted average common shares outstanding:
Basic	29,114,703	15,884,140	26,431,454	15,845,262
Diluted	29,114,703	15,906,606	26,468,297	15,939,214

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to Zoom Technologies, Inc.	$752,314	$2,576,365	$2,047,508	$9,232,231
Net income (loss) attributable to noncontrolling interest	$(193,523)	$(77,349)	$177,708	$(70,016)

Other comprehensive income (loss):
Foreign currency translation adjustments - Zoom Technologies, Inc.	(333,330)	211,491	56,387	920,551
Foreign currency translation adjustments - noncontrolling interest	588	30,163	24,481	102,507

Comprehensive income - Zoom Technologies, Inc.	$418,984	$2,787,856	$2,103,895	$10,152,782
Comprehensive income (loss) - noncontrolling interest	$(192,935)	$(47,186)	$202,189	$32,491

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Income including noncontrolling interest	$2,225,216	$9,162,215

Adjustments to reconcile income including non-controlling interest to cash provided by (used in) operating activities:
Depreciation and amortization	1,268,053	1,168,137
Non-cash equity-based compensation	2,030,151	977,650
Provision for inventory obsolescence	361,039	(69,484)
Provision on accounts receivable	1,559,674	-
Loss on disposal of fixed assets	-	8,487
Loss on investment in joint venture	423,630	-
Fair value adjustment on warrants	(523,078)	(4,208,983)
Changes in deferred tax assets	56,649	(137,429)
Changes in operating assets and liabilities:
Accounts receivable	(38,096,887)	5,617,608
Inventories	(5,256,775)	(202,940)
Advances to suppliers	(728,846)	(16,462,684)
Prepaid expenses and other assets	(5,713,871)	38,596
Accounts payable	24,834,057	(232,497)
Advance from customers	2,026,810	1,546,012
Related parties-net	3,998,291	(8,004,040)
Accrued expenses and other current liabilities	6,278,056	795,132
Net cash used in operating activities	(5,257,831)	(10,004,220)

Cash flows from investing activities:
(Decrease) increase in restricted cash	(792,581)	89,134
(Purchase of)/proceeds from disposal of property and equipment and other long-term assets	(359,098)	250,603
Receipts of notes receivable	(5,384,577)	(166,781)
Equity method investee	(12,364,270)	-
Refund from factory construction deposit	10,261,417	-
Cash increase due to acquisition of subsidiaries	-	235,112
Net cash (used in) provided by investing activities	(8,639,109)	408,068

Cash flows from financing activities:
Issuance of shares for cash	-	174,154
Proceeds from short-term loans	3,201,559	30,713,438
Repayment of short-term loans	(1,506,339)	(23,115,701)
Repayment on notes payable	(4,457,729)	-
Payments to related parties	(6,379,117)	(9,927,290)
Receipt from related parties	25,697,445	11,175,068
Repayments on long-term loan	(7,250)	(7,224)
Net cash provided by financing activities	16,548,569	9,012,445

Effect of exchange rate changes on cash & equivalents	21,228	61,123

Net increase (decrease) in cash and equivalents	2,672,857	(522,584)

Cash and equivalents, beginning balance	1,131,109	6,374,103

Cash and equivalents, ending balance	$3,803,966	$5,851,519

The accompanying notes are an integral part of these consolidated financial statements.

	For the Nine Months Ended September 30,
	2012	2011
SUPPLEMENTARY DISCLOSURES:
Interest paid	$1,924,763	$933,614
Income tax paid	$2,813,825	$116,717
Non-cash investing and financing activities
Acquisition of 100% of CDE by issuing 484,800 shares	$-	$1,818,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (UNAUDITED)

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

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the Agreement date. At the closing of the Acquisition on May 31, 2010, the Company issued 1,342,599 shares of its common stock and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years. As of September 30, 2011, the Company owed three remaining payments of $145,000 each. The Company paid $275,000 in year 2011 and $137,500 in 2010 and as of September 30, 2012, $435,000 was included in other payables. After the closing of the Acquisition on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. The Company determined the Acquisition did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X.

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

The Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, the Company's ownership of Portables will be reduced and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of June 30, 2012, the Company is in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. In the event that the Company is not able to maintain its majority ownership of Portables, the Company would account for its investment in Portables using the equity method of accounting. The Company was advised that on or about August 14, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company. The Complaint seeks damages up to an aggregate amount of $5 million for breach of contract, and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. On and around October 4, 2012, the Company has settled the dispute with Portables Unlimited Inc. and all the parties to the dispute agreed that the Company's and Portables Unlimited, Inc.'s ownership interests in Portables will be 50.1% and 49.9%, respectively.

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

On September 19, 2011, the Company incorporated Zoom USA Holdings, Inc. ("Zoom Sub"), to acquire Portables Unlimited.

On October 12, 2011, the Company acquired 55% of Portables Unlimited LLC ("Portables"), one of the largest exclusive wholesale distributors of T-Mobile products in the United States. Portables has direct access to more than 1,000 retail locations across twenty U.S. States selling T-Mobile products, including approximately 100 exclusive T-Mobile carrier locations. The Company's percentage of ownership has been subsequently adjusted down to 50.1%. Please see above paragraph regarding the acquisition of Portables.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying condensed consolidated balance sheet at December 31, 2011 includes the accounts of Gold Lion Holding Ltd, its 100%-owned subsidiary Profit Harvest which wholly owns Celestial Digital Entertainment, its 100%-owned subsidiary Jiangsu Leimone, which owns 80% of TCB Digital, its 100%-owned subsidiary Silver Tech, which wholly owns Ever Elite, and Ever Elite's wholly owned subsidiary Nollec Wireless, and its specifically formed wholly owned Zoom Sub which owned 55.0% of Portables.

Zoom's condensed consolidated balance sheet as of September 30, 2012 includes the balance sheets of Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, CDE, Zoom Sub, and Portables. The consolidated operating results for the nine months ended September 30, 2012 include Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, CDE, Zoom Sub, and Portables. The Company accounted for it ownership on Portables at September 30, 2012 and for the nine months then ended using an ownership interest of 50.1% (See Note 1). The consolidated operating results for the nine months ended September 30, 2011 include Gold Lion, TCB Digital, Jiangsu Leimone, Profit Harvest, Silver Tech, Ever Elite, Nollec Wireless, and CDE.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a new joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded a loss on investment in SpreadZoom for $423,630 for the nine months ended September 30, 2012.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Management believes that the same is true at September 30, 2012 (See Note 26 for details).

Based on this assessment, management believes that AUM is not a VIE because the Company does not make decisions that have significant impact on the performance of AUM; therefore, it is not consolidated as a component of these consolidated financial statements. If the matter were to be assessed differently, these consolidated financial statements would have included AUM's assets (principally land and building), liabilities (principally loan payable) and expenses, with the excess of AUM's assets over liabilities shown as a "noncontrolling interest". AUM guarantees $1.7 million of the $3 million line of credit with M&T Bank for Portables Unlimited, LLC.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2012 and for the three month and nine month periods ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the three month and nine month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

For the Company's subsidiaries of JS Leimone, TCB Digital and Nollec Wireless, the functional currency is the Chinese Renminbi ("RMB"); the functional currency of Gold Lion, Profit Harvest, Silver Tech, Zoom Sub and Portables is United States Dollars ("USD" or "$"), and the functional currency of Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying condensed consolidated financial statements were translated and presented in USD.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Comprehensive Income

The Company follows the provisions of ASC 220 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Translation

The accounts of the Company's Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Financial Accounting Standards ("FASB") Accounting Standards Codification ("ASC") Topic 810 with the RMB as the functional currency for the Chinese subsidiaries. According to ASC 810, all assets and liabilities were translated at the exchange rate at the date of the balance sheet; stockholders' equity is translated at historical rates; the line items on the statement of operations are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the comprehensive income statement.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of September 30, 2012, management concluded that the allowances as accrued and disclosed in Note 5 - Accounts Receivable were adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets.

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been materials amount of capitalized interest for the nine months ended September 30, 2012 and 2011.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performed as annual review of its long-lived assets at December 31, 2011, and management concluded that for year 2011 there was no impairment. As of and for the nine months ended September 30, 2012, management did not become aware of events that impaired the carrying value of the Company's long-lived assets.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Revenue Recognition

The Company recognizes sales in accordance with FASB ASC Topic 605, "Revenue Recognition."

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

CDE capitalizes cost of development of software for hosting purpose in accordance with ASC subtopic 350-40 ("ASC 350-40"), Intangibles-Goodwill and Other: Internal-Use. As such, CDE expenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated with repair or maintenance. Costs incurred in the development phase are capitalized and amortized over the estimated product life. Since the inception of CDE, the amount of costs qualifying for capitalization has been insignificant and as a result all internally used software development costs have been expensed as incurred.

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

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company that do not meet the capitalization criteria of ASC 840 "Leases" are accounted for as operating leases. Rental payables under operating leases are expensed on the straight-line basis over the lease term.

Research and Development Costs

Research and development costs are related primarily to the development of cell phone technology, video games and applications for mobile phones and mobile platforms development. Research and development costs are expensed as incurred.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 "Earnings Per Share". ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

Fair Values of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2012 and December 31, 2011 are as follows:

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,803,966	$3,803,966	$-	$-
Restricted cash	$16,410,824	$16,410,824	$-	$-
Warrants	$327,763	$-	$327,763	$-

	Carrying value	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,131,109	$1,131,109	$-	$-
Restricted cash	$15,507,408	$15,507,408	$-	$-
Warrants	$850,841	$-	$850,841	$-

The Company's financial instruments include cash and equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable, and warrants. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable (Note 14). Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of September 30, 2012 and December 31, 2011, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Non-controlling Interests

The Company follows ASC 810 for reporting non-controlling interest ("NCI") in a subsidiary. As a result, the Company reports NCI as a separate component of Equity in the Consolidated Balance Sheet. Additionally, the Company reports the portion of net income and comprehensive income attributed to the Company and NCI separately in the Consolidated Statement of Income.

Statement of Cash Flows

In accordance with ASC 230, "Statement of Cash Flows", cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Except for the ASU above, as of November 17, 2012, The FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Correction of Prior Period Financial Statements

During the three months ended September 30, 2012, management determined that the outstanding Series A, C, F, G and related placement agents warrants should be accounted for as liabilities under derivative accounting. The Company has adjusted its December 31, 2011 condensed consolidated balance sheet and its income statements for the three and nine month periods ended September 30, 2011.

The following tables detail the corrections and impact to the condensed consolidated balance sheets at December 31, 2011:

	December 31, 2011
	As Previously		As Currently
	Reported	Adjustment	Reported
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Warrant liability	$-	$850,841	$850,841

Total current liabilities	93,209,378	850,841	94,060,219

TOTAL LIABILITIES	93,864,836	850,841	94,715,677

STOCKHOLDERS' EQUITY

Additional paid-in capital	53,133,895	(7,176,026)	45,957,869

Retained earnings	22,048,539	6,325,185	28,373,724

TOTAL STOCKHOLDERS' EQUITY	$76,778,641	$(850,841)	$75,927,800

The following tables detail the corrections and impact to the condensed income statements for the three and nine months ended September 30, 2011:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	As Previously		As Currently	As Previously		As Currently
	Reported	Adjustment	Reported	Reported	Adjustment	Reported
Other income (expenses)
Change in fair value of warrants	$-	$821,314	$821,314	$-	$4,208,983	$4,208,983

Total other income and expenses	(750,577)	821,314	70,737	(1,293,059)	4,208,983	2,915,924

Net income attributable to Zoom Technologies, Inc.	$1,755,051	$821,314	$2,576,365	$5,023,248	$4,208,983	$9,232,231

Basic and diluted income per common share:
Basic	$0.11	$0.05	$0.16	$0.32	$0.26	$0.58
Diluted	$0.11	$0.05	$0.16	$0.32	$0.26	$0.58

The corrections had no net impact on the Company's cash flows.

Management believes that these corrections when considering the qualitative impact are not considered material to the Company's financial position and results of operations in relation to financial statements previously filed with the SEC. The Company further believes treating these corrections as material and amending prior filings would be misleading to readers and investors because it would imply that the Company earned significantly more earnings through core business operations that would be available for distribution, which is not the case.

These corrections will be made to applicable prior period financial information in future filings with the SEC.

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

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, the net assets of Portables were $(9,290,241). The purchase consideration was $9,851,486 which resulted in goodwill of $ 27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world. The Company's ownership in Portables has been reduced to 50.1% as of September 30, 2012.

The following table summarizes the fair market values assigned to the assets acquired and liabilities assumed from Portables as of October 11, 2011.

Cash	$81,048
Other receivables	4,054,550
Prepaid expenses	255,816
Accounts receivable	3,896,008
Inventory	1,045,478
Due from related parties	3,813,514
Fixed assets	2,216,272
Equipment deposit	103,602
Intangible assets	223,557
Goodwill	27,031,493
Short-term loan	(1,352,562)
Notes payable	(4,757,186)
Accounts payable	(10,717,533)
Accrued expenses	(2,749,780)
Due to related party	(2,818,775)
Other payables	(2,584,250)
Valuation of non-controlling interest	(8,852,885)
Purchase price	$8,888,367

Our purchase price allocation is preliminary and will be finalized within one year from the date of acquisition of Portables.

The following table summarizes goodwill as of September 30, 2012 and December 31, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, CDE and Portables:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	1,583,198	1,861,409
Portables	27,031,493	27,005,953
	37,113,588	37,126,605
Less: Impairment	(1,033,762)	(1,033,762)
Total goodwill	$36,079,826	$36,332,497

As of December 31, 2011, the Company had recorded total impairment of goodwill of $1,033,762. During the nine months ended September 30, 2012, after considering markets conditions and the performance of those subsidiaries listed above, the Company concluded that it did not need to record additional impairment of goodwill. The Company continues to closely monitor its subsidiaries when major events occur that may cause the carrying value of the goodwill associated with the above subsidiaries to be impaired.

NOTE 4 - RESTRICTED CASH

Restricted cash was deposits in banks as collateral for the banks to issue banker's acceptances. Restricted cash may not be recovered when the collateralized notes payable cannot be paid (see Note 14).

NOTE 5 - ACCOUNTS RECEIVABLE

As of September 30, 2012 and December 31, 2011, the Company's accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Accounts receivable	$85,298,928	$49,798,505
less: Allowance for doubtful accounts	(1,557,083)	(827,956)
Accountants receivable, net	$83,741,845	$48,970,549

NOTE 6 - INVENTORIES

Inventories, by major categories, as of September 30, 2012 and December 31, 2011 were as follows:

	September	December 31,
	2012	2011
	(Unaudited)
Raw materials	$6,162,314	$1,574,759
Finished goods	2,241,276	1,502,197
	8,403,590	3,076,956
less: Allowance for obsolete inventories	(394,119)	(6,956)
Inventories, net	$8,009,471	$3,070,000

NOTE 7 - PURCHASE DEPOSIT

As of September 30, 2012 and December 31, 2011, the Company's purchase deposit consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Shenzhen Wuxing Commercial & Trade Co.	$5,436,592	$7,135,266
Shenzhen Nanxin Communication Equipment Co., Ltd.	791,264	785,583
Shenzhen Futian District Longchengfa Electronic Co., Ltd.	633,012	628,466
Total purchase deposit	$6,860,868	$8,549,315

These three suppliers provide purchasing platforms. The purchase deposits are paid to ensure the Company is able to purchase components at competitive price. If the company ceases to conduct business with three suppliers, the deposits are refundable.

NOTE 8 - OTHER RECEIVABLES & PREPAID EXPENSES

As of September 30, 2012 and December 31, 2011, the Company's other receivables and prepaid expenses consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Advance to employees	$74,329	$23,882
Deposit	-	211,583
Prepaid expenses	364,288	238,857
Bank notes (a)	6,441,170	9,226,641
Tax Reimbursement	69,993	-
Other	796,691	83,044
Total other receivables and prepaid expenses	$7,746,471	$9,784,007
(a)

Per purchase contract signed in 2010, CECCC provided mobile phone components to the Company. The Company paid in advance to CECCC by payment of ' bank notes'. During 2011, no purchase transaction was completed. As of September 30, 2012, the total outstanding amount is $6.4 million (RMB 40.7 million).

NOTE 9 - COSTS IN EXCESS OF REVENUE - R&D CONTRACTS
	September 30,	December 31,
	2012	2011
	(Unaudited)
Costs in excess of revenue	$698,597	$91,880

Research and development contracts in progress include cost plus profit attributable to mobile phone development contracts in progress. Cost to date is calculated based on the value of man-month engineering costs and related overhead expenses. The Company's R&D performed as a service for customer had total accumulated costs at September 30, 2012 and December 31, 2011 of $0.7 million and $0.09 million respectively while its progress billings were $0 million and $0 million respectively.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2012 and December 31, 2011 consisted of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2012	2011
		(Unaudited)
Machinery and equipment	4-6 years	$9,799,115	$9,678,543
Electronic equipment	4-6 years	2,158,344	2,431,834
Transportation equipment	4-6 years	173,303	182,250
Workshop reconstruction	5 years	252,599	173,928
Leasehold improvements	5 years	2,668,935	2,547,847
Computer equipment	4-6 years	304,082	96,982
Office equipment	4-6 years	751,668	614,710
Total		16,108,046	15,726,094
less: Accumulated depreciation		(10,544,829)	(9,465,419)
Property, plant and equipment, net		$5,563,217	$6,260,675

Depreciation for the nine months ended September, 2012 and 2011 was $1,051,301 and $1,130,038 respectively. Depreciation for the three months ended September, 2012 and 2011 was $254,209 and $757,123, respectively.

NOTE 11 - CONSTRUCTION IN PROGRESS DEPOSIT - RELATED PARTY
	September 30,	December 31,
	2012	2011
	(Unaudited)
Manufacturing plant	$-	$10,170,809

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for $15,063,000 (RMB 99,591,000). The contract included land use rights for 46,021 square meters and space of 21,029 square meters. At December 31, 2011, the Company had paid to Tianjin Leimone $10,170,809 (RMB 64,734,150). During the three months ended June 30, 2012, the Company incorporated a new joint venture, SpreadZoom Technologies Co., Ltd., that will be the entity to legally hold title to the Company's new factory. The Company believes the valuation of the assets and economic benefits derived from the Company's ownership via the newly formed entity remained unchanged. See Note 27 - SpreadZoom Investment for details. The deposit paid to Tianjin Leimone was repaid to the Company and immediately used to capitalize SpreadZoom and then subsequently paid back to Tianjin Leimone for the factory that will owned by SpreadZoom. As disclosed in Note 27, SpreadZoom began operations. The Company recorded a loss on investment of $423,630 for the three and nine months ended September 30, 2012.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the 2nd Mid-Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim. During the quarter ended September 30, 2012, the Company received notice from the courts in Tianjin that it had made a ruling; however, the counterparty has appealed the Court's ruling. As of September 30, 2012, further judgment on the counterparty's appeal is still pending.

NOTE 12 - INTANGIBLE ASSETS

As of September 30, 2012 and December 31, 2011, the Company's intangible assets were summarized as follows:

	Estimated	September 30,	December 31,
	Useful life	2012	2011
		(Unaudited)
Software	3 years	$202,343	$201,275
Domain name, logo & trade mark	Indefinite	349,600	349,600
Customer list	5 years	-	86,250
Technology use right	1 year	387,387	125,432
Patent techniques	10 years	182,671	181,360
Total cost		1,122,001	943,917
less: Accumulated amortization		(222,547)	(171,390)
Intangible assets, net		$899,454	$772,527

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the nine months ended September, 2012 and 2011 was $216,752 and $42,446 respectively. The amortization of intangible assets for the three months ended September, 2012 and 2011 was $164,177 and $21,840 respectively. The estimated amortization for the next five years as of September 30, 2012 and thereafter is expected to be as follows by years:

2012	$44,481
2013	178,424
2014	140,324
2015	90,194
2016	28,003
2017	19,580
Thereafter	48,848
Total	$549,854

NOTE 13 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of September 30, 2012 and December 31, 2011, the Company's short term loans consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Bank of Communication Tianjin Branch ("BOCTB"), due from July 4, 2011 to July 3, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	$-	$3,142,332
BOCTB, due from June 20, 2011 to June 16, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	-	3,142,332
BOCTB, due from June 14, 2011 to June 13, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	-	3,079,485
BOCTB, due from August 18, 2011 to August 17, 2012, with benchmark interest rate plus 5%, mortgaged by fixed assets	-	3,142,332
BOCTB, due from August 3, 2011 to August 1, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	-	4,713,498
BOCTB, due from June 14, 2012 to June 13, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	6,330,116	-
BOCTB, due from July 19, 2012 to July 18, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	3,165,058	-
BOCTB, due from July 26, 2012 to July 25, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	4,747,587	-
BOCTB, due from September 3, 2012 to September 2, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	3,006,805	-
China Merchant Bank Tianjin branch, due from July 29, 2011 to January 28, 2012, interest at 7.93%, mortgaged by bank notes of $785,583 (RMB5,000,000); repaid in full on January 28, 2012	-	754,160
Key Network Holdings Limited, due on demand with interest at 6%.	715,064	715,064
SKAVYNIA HOLDINGS LTD collateralized by guarantee of Portables Unlimited, Inc. (the 49.9% owner of Portables), due on demand.	525,000	854,469
HSBC, due on demand with interest at 7.25%	-	48,146
Bank of Tianjin Laolian Branch, due January 9, 2013 with benchmark interest rate plus 5%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	3,165,058	-
Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	-	1,995,381
Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic		628,466
Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	157,117

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	361,368
Shanghai Pudong Development Bank Pucheng Branch, due from November 1, 2011 to November 1, 2012 with interest at 7.216%, guaranteed by Tianjin Loan Guaranty Company, price is 1.2% of total principal, shall pay off within 5 days after all principal are paid off (a)	1,582,529	1,571,166
North International Trust Company, due from April 12, 2012 to April 12, 2013 with interest at 11.5%, guaranteed by Tianjin Loan Guaranty Company	1,582,529	-
HSBC Suzhou Branch, due from August 15, 2011 to January 12, 2012 with interest at SIBOR plus 4.0%, guaranteed by tangible assets of the Company (a)	-	1,000,000
HSBC Suzhou Branch, due from April 27, 2012 to January 12, 2013 with interest at SIBOR plus 4.0%, guaranteed by the Company (a)	600,000	-
Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 14, 2012	-	235,675
Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital, repaid in full on March 14, 2012	-	314,233
Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 12, 2012	-	534,196
JP Morgan Chase —Bank Overdraft Account; Due on Demand	-	15,923
HSBC Hong Kong; 0.52% flat rate per month, Corporate Guarantee	7,995	-
M&T Bank line of credit for up to $3.0 million is collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited, Inc. (the 49.9% owner of Portables); at 1 month LIBOR plus 3.00%.	2,849,999	-
Total short-term loans	$28,277,739	$26,405,343

(a)	The loan was repaid in full subsequent to September 30, 2012.

NOTE 14 - NOTES PAYABLE

These notes are payable in three to six months and bear no interest. These notes payable are collateralized by the Company's restricted cash. The balance of notes payable as of September 30, 2012 and December 31, 2011 consisted of the following (all were bankers' acceptances):

	September 30,	December 31,
	2012	2011
	(Unaudited)
CECCC, honored by the BOCTB, from July 14, 2011 to January 14, 2012, secured by $942,700 of cash in bank; Repaid January 16, 2012	$-	$1,885,399
CECCC, honored by the BOCTB, from July 20, 2011 to January 20, 2012, secured by $1,414,049 of cash in bank, Repaid January 20, 2012	-	2,828,099
Shanghai Zhanqiao, honored by the BOCTB, from August 8, 2011 to February 8, 2012, secured by $1,571,166 of cash in bank; repaid February 8, 2012	-	1,571,166
CECCC, honored by the BOCTB, from September 20, 2011 to March 20, 2012, secured by $3,927,915 of cash in bank; repaid March 20, 2012	-	7,855,830
CECCC, honored by the BOCTB, from September 22, 2011 to March 22, 2012, secured by $3,220,890 of cash in bank; repaid March 22, 2012	-	6,441,780
CECCC, honored by the BOCTB, from September 27, 2011 to March 27, 2012, secured by $974,123 of cash in bank; repaid March 27, 2012	-	1,948,246
CECCC, honored by the BOCTB, from October 14, 2011 to April 14, 2012, secured by $790,551 of cash in bank	-	1,571,166
CECCC, honored by the BOCTB, from October 19, 2011 to April 19, 2012, secured by $2,687,875 of cash in bank	-	5,341,964
CECCC, honored by the BOCTB, from March 30 to September 30, 2012, secured by $3,955,884 of cash in bank;	7,912,644	-
CECCC, honored by the BOCTB, from April 5 to October 5, 2012, secured by $4,224,884 of cash in bank;	8,450,704	-
CECCC, honored by the BOCTB, from April 9 to October 9, 2012, secured by $2,057,060 of cash in bank;	4,114,575	-
CECCC, honored by the BOCTB, from April 16 to October 16, 2012, secured by $1,424,118 of cash in bank;	2,848,552	-
CECCC, honored by the BOCTB, from July 13, 2012 to January 13, 2013, secured by $2,373,793 of cash in bank;	4,747,587	-
CNCG, as part of the consideration payable to the sellers in our acquisition of Portables, from October 11, 2011 to October 11, 2014 with interest at 2%	500,000	-
Total notes payable	$28,574,062	$29,443,650

NOTE 15 - DIVIDENDS PAYABLE

In June 2007, before the Company acquired 51.0% of TCB Digital, TCB Digital decided to distribute dividends to its original shareholders of $1,074,068 (RMB 7,862,700). The Company paid dividends of $495,926 (RMB 3,900,000) in July 2007 to its original shareholders. The balance of dividends payable was $627,109 and $622,606 as of September 30, 2012 and December 31, 2011 respectively, representing the dividend payable to TCBGCL of RMB 3,962,700. The specific due date of the dividend will be negotiated between the current shareholders and original shareholders of the Company. The fluctuation of the balance of dividend payable represents the fluctuation of currency exchange rate.

NOTE 16 - RELATED PARTY TRANSACTIONS

Due from related parties

As of September 30, 2012 and December 31, 2011, due from related parties were:

	September 30,	December 31,
	2012	2011
Due from related parties - short term	(Unaudited)
Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	$6,810,361	$3,883,641
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	110,302	167,172
Leimone (Tianjin) Industrial Co., Ltd.	7,441,408	20,473,338
Beijing Leimone Shengtong Cultural Development Co., Ltd.	1,708,438	2,744,697
Tianjin Tong Guang Group	-	379,994
Shenzhen Leimone	13,990	429,170
712 (Prior Shareholder)	758,858	992,815
Raja R Amar - Chief Executive Officer of Portables	-	741,448
Spreadzoom	9,387,561	-
Others	2,872,566	613,425
Total due from related parties	$29,103,484	$30,425,700

Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd. ("Electronics Science & Tech"), an entity related to the Company through a common shareholder of TCB Digital, purchased products from the Company. For the nine months ended September 30, 2012 and 2011, the Company recorded revenues of $41,055,041 and $21,603,055 from sales to Electronics Science & Tech respectively. For the three months ended September 30, 2012 and 2011, the Company recorded revenues of $18,305,584 and $9,061,134 from sales to Electronics Science & Tech respectively.

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the nine months ended September 30, 2012 and 2011, the Company recorded total purchases from Tianjin Leimone of $118,188,000 and $36,153,234 respectively. The amount due from Tianjin Leimone represented advances of $12,049,192 and $13,708,030 as of September 30, 2012 and December 31, 2011 respectively. The Company also sold certain products to Tianjin Leimone of $10,445,942. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of September 30, 2012 and December 31, 2011, the balance of such loans was $11,495,490 and $6,765,308 respectively. The balances are neither collateralized nor personally guaranteed by Gu.

The amount due from Beijing Leimone Shengtong Cultural Development Co., Ltd. ("Beijing Leimone Cultural") for short term loan granted by the Company. Beijing Leimone Cultural was controlled by Gu. The borrowing bore no interest and is due on demand. The balances are neither collateralized nor personally guaranteed by Gu.

Tianjin Tong Guang Group, a 20% shareholder of our TCB subsidiary, borrowed money from the Company. The borrowings bear no interest and are due on demand. As of September 30, 2012, there was no outstanding balance due from Tianjin Tong Guang Group.

712 was a minority shareholder of TCB Digital before Mr. Gu exercised the option to acquire 29.0% of TCB Digital. (See note 1.) 712 purchases raw materials from the Company. For the nine months ended September 30, 2012 and 2011, the Company recorded revenues from sales to 712 of nil and $15,757,425 respectively. For the three months ended September 30, 2012 and 2011, the Company did not recognize and sales to 712. As of September 30, 2012 and December 31, 2011, the balance of such sales was $563,539 and $796,419 respectively. In addition, the Company purchases raw materials from 712. For the nine months ended September 30, 2012 and 2011, the Company recorded purchases from 712 of 580,617 and $15,523,282 respectively. For the three months ended September 30, 2012 and 2011, the Company recorded total purchases from 712 of 580,617.19 and nil respectively. 712 was no longer a related party of the Company after Mr. Gu exercised his option to acquire the additional 29.0% of TCB Digital in March 2010.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $369,185.39 and $408,831 as of September 30, 2012 and December 31, 2011 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. The Company purchased raw materials from Shenzhen Leimone in 2011. The balance as of September 30, 2012 was advance to Shenzhen Leimone amounted to $13,990. In addition, For the nine months ended September 30, 2012 and 2011, the Company recorded revenues from sales to Shenzhen Leimone of $16,055 and $153,695 respectively. For the three months ended September 30, 2012 and 2011, the Company recorded total revenue from sales to Shenzhen Leimone of $2,729 and $153,695 respectively.

The amounts due from Raja R Amar are related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured and are expected to be repaid by December 31, 2012. There was no balance due from Raja R. Amar at September 30, 2012. Amounts owed by him personally have been settled.

The entire balance of receivables due from SpreadZoom was for mobile handsets manufactured by the Company and sold to SpreadZoom. The Company expects to receive payments for these outstanding receivables in the normal course of business.

Due to related parties

As of September 30, 2012 and December 31, 2011, due to related parties were:

	September 30,	December 31,
	2012	2011
Due to related parties	(Unaudited)
Mr. Lei Gu	$2,883,500	$2,788,635
Anthony Chan	328,854	-
Tianjin Tong Guang Group Electronics Science & Technology Co., Ltd.	37,636	-
Beijing Leimone Shengtong Cultural Development Co., Ltd.	72,500	-
Tianjin Tong Guang Group	37,845	-
Leimone (Tianjin) Industrial Co., Ltd.	17,171,257	-
Wireless Holdings of Northeast	117,600	117,600
Portables Unlimited International	4,079,864	2,633,147
Portables Unlimited, Inc.	1,110,000	650,000
AUM Realty, Inc.	125,446	269,049
Others	-	283,943
Total due to related parties	$25,964,502	$6,742,374

The Company borrowed money from Hui Pak Kong, a prior shareholder of CDE before the Company's acquisition on January 4, 2011. The borrowings bear no interest and are due on demand. As of September 30, 2012 and December 31, 2011, the balance of such loans was Nil and $277,076 respectively. The loan owed to Hui Pak Kong was forgiven and the amount was added to the additional paid in capital during the nine months ended September 30, 2012.

Gu provides fund to the Company with no interest and are due on demand. As of September 30, 2012 and December 31, 2011, the balances of funds provided by Gu was $2,883,500 and $2,788,635, respectively.

TCB Digital had outstanding related party payable of $17,171,257 owed to Tianjin Leimone for raw materials that TCB Digital purchased through Tianjin Leimone for its manufacturing in the normal course of business. During the nine months ended September 30, 2012, the TCB Digital purchased approximately $118.2 million of material from Tianjin Leimone.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for $5,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of September 30, 2012 and December 31, 2011 was $4,079,864 and $2,633,147 respectively.

Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $1,110,000. The advance has an interest rate of 12% per annum and is due on demand.

NOTE 17 - LONG-TERM PAYABLES

Acquisition payable arose from our acquisition of Nollec Wireless on June 1, 2010. As of September 30, 2012, there were three payments outstanding of $145,000 and they have all been classified as short term.

NOTE 18 - LONG-TERM NOTES PAYABLE
	September 30,	December 31,
	2012	2011
	(Unaudited)
CNCG, as part of the consideration payable to the sellers in our acquisition of Portables, from October 11, 2011 to October 11, 2014 with interest at 2%	$-	$500,000

The note owed to CNCG was classified as short term at September 30, 2012 because the Company was in default. Subsequent to the balance sheet date, the company has remedied the issue.

NOTE 19 - STOCKHOLDERS' EQUITY

COMMON STOCK

On September 6, 2012 and July 2, 2012, the Company issued 72,500 shares and 137,625 shares, respectively, of its common stock to the employees of its Nollec Wireless subsidiary in lieu of cash salaries. The 72,500 shares were valued at $0.98 per share, the closing price on the date of Board Approval, and were issued for services from September 2012 onwards for 3 years. The 137,625 shares were valued at $1.03 per share, the closing price on the date of Board Approval, and were issued for services within the second quarter of 2012. The Company recorded non-cash compensation expense of $141,754 for the quarter ended June 30, 2012 and $1,974 for the quarter ended September 30, 2012, for these issuances.

On June 25, 2012, the Company issued 35,000 shares of its common stock to a consultant for services from June 2012 onwards for 1 year. These shares were valued at $1.07 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $9,363 for the quarter ended September 30, 2012 for this issuance, and the balance of deferred expenses related to such shares at September 30, 2012 was $24,967.

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

On May 22, 2012, the Company issued 4,497,200 shares of its common stock to consultants for their services over the next four years beginning with the second quarter of 2012. The shares were valued at $1.12 per share, the closing price on the date of Board Approval. The projects these consultants are pursuing include but are not limited to marketing our ODM business to large Southeast Asian customers, sales of our own brand and ODM products to private companies and government supported programs in China aimed at various demographic sectors of the domestic mobile market, and other cooperative ventures with the three mobile operators of the PRC. The Company recorded $314,804 of non-cash compensation expense for this issuance for the quarter ended September 30, 2012; and the outstanding deferred expenses related to such shares at September 30, 2012 was $4,407,256.

On February 28, 2012, the Company issued to members of the Board of Directors a total of 170,000 shares of its common stock at a then fair value of $1.34 per share. The Company recorded $56,950 of non-cash compensation expense for this issuance for the quarter ended September 30, 2012. The outstanding deferred expense related to such shares at September 30, 2012 was $56,950.

On October 4, 2011, the Board of Directors approved a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued on February 28, 2012. The Company recorded non-cash compensation expense of $96,050 for the quarter ended September 30, 2012. The outstanding deferred expense related to such shares at September 30, 2012 was $960,500.

On November 29, 2011, the BOD approved a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. For the quarter ended September 30, 2012, we recorded non-cash compensation expense of $19,750 and deferred expenses of $92,167.

NOTE 20 - WARRANTS

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

The following summary represents warrants activity during the nine months ended September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2011	8,638,604	$2.30	$-
Granted	-	-
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2012	8,638,604	$2.30	$-

The following presents warrants summary as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Warrants	8,638,604	2.34 years	$2.30	8,638,604	$2.30

The Company has accounted for all of the outstanding Series A, C, F, G, and related placement warrants as liabilities. See Note 2 for details. The Company assessed the value of these warrants by using the binomial lattice model. When the Company valued the warrants it used the following assumptions as part of inputs into the valuation model. US treasury rates as measure of the risk free rate of return. The Company also used the mean of the annualized standard deviation of the log normal returns of comparable companies in the same line of business as measure of volatility. The Company controls whether dilution may occur, so it did not add additional assumptions regarding dilutive events into the future discrete outcomes found in the model. The warrants values were adjusted for the dilutive effect as ratio of the outstanding common stock at the time of measurement. In determining the probabilities of an up movement or down movement in the discrete outcomes, as well as the related magnitude of such up or down movements, the Company used a Cox-Ross-Rubenstein approach in applying the binomial lattice model.

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

The following summary represents options activity for the nine months ended September 30, 2012 under the previous plan.

	Under Previous Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2011	129,350	$1.80	$-
Granted	-	-
Lapsed	(129,350)	1.80
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2012	-	$-	$-

STOCK OPTIONS - The 2009 Equity Incentive Compensation Plan

On December 10, 2009, the Company's Board of Directors ("BOD") approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), and a total of 1,100,000 options were granted on the same day to current employees, executives and directors of the Company, with an exercise price of $6.18 per share, expiration between 1 and 3 years, and vesting over the life of the options.

On November 28, 2010, the Company's BOD approved re-pricing of the outstanding options from the exercise price of $6.18 to $3.75 per share, the market price for the Company's common stock at the time of the re-pricing.

On December 1, 2010, the Company's BOD approved of the granting of 677,000 options to current employees and executives of the Company, with an exercise price of $3.75 per share, the market price for the Company's common stock at the time of the re-pricing, vesting over 3 years and expiration in 3.25 years.

On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval, which is considered the market price at that time. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there is an extra non-cash compensation expense of $66,977 for the quarter ended September 30, 2012.

The following summary represents options activity during the nine months ended September 30, 2012 under the New Plan.

	Under Previous Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2011	3,557,000	$3.02	$-
Granted	-	-
Lapsed	(408,000)	3.18
Exercised	-	-
Cancelled	(1,339,000)	3.18
Balance, September 30, 2012	1,810,000	$2.97	$-

The following represents options summary as of September 30, 2012 under the New Plan.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options	1,810,000	2.71 years	$$2.97	963,750	$2.62

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

The Company recorded $259,701 of non-cash compensation expense related to stock options for the quarter ended September 30, 2012. As of September 30, 2012, there was $705,979 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

NOTE 22 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $10.2 million at September 30, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Since Nollec has pre-tax loss for the nine months period ended September 30, 2012, the Company's net income and earnings per share had no effect due to its income tax exemption.

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

TCB Digital had pre-tax losses of $1,361,596 and $360,102 for the nine months ended September 30, 2012 and 2011 respectively, while Jiangsu Leimone had pre-tax losses of $190,738 and $801,131 for the nine months ended September 30, 2012 and 2011 respectively, while Profit Harvest had pre-tax profit of $8,780,223 and $12,333,401 for the nine months ended September 30, 2012 and 2011 respectively, while Nollec Wireless had pre-tax loss of $2,455,326 and $1,884,866 for the nine months ended September 30, 2012 and 2011, while CDE had pre-tax profit of $369,569 and pre-tax loss of $133,576 for the nine months ended September 30, 2012 and 2011, while Portables had pre-tax profit of $901,857 for the nine months ended September 30, 2012.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Deferred tax assets:	(Unaudited)
Accounts receivable allowance	$206,308	$-
Net operating loss	1,542,316	-
Inventory impairment reserve	-	8,360
Inventory shortage	-	60,688
Long-term investment impairment	-	17,676
	1,748,624	86,724
less: Valuation allowance	(1,748,624)	-
Total deferred tax assets	-	86,724

Deferred tax liabilities:
Developed products	-	(30,575)
Deferred tax assets, net	$-	$56,149

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
US statutory rates	34.00%	34.00%
Tax rate difference	-24.50%	-22.60%
Valuation allowance	37.10%	5.55%
Tax for prior year	2.12%	1.30%
Non-taxable Income of pass through entity	-8.19%	0.00%
Tax per financial statements	40.53%	18.25%

Foreign pretax earnings approximated $3.5 million for the nine months ended September 30, 2012. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that, such earnings are invested indefinitely outside of the U.S. At September 30, 2012, approximately $30.53 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $7.3 million would have to be provided if such earnings were remitted currently.

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the nine months ended September 30, 2012 and 2011, the Company appropriated $19,996 and $3,667 to statutory surplus reserve respectively. As of September 30, 2012 and December 31, 2011, the Company's statutory surplus reserve was $702,524 and $682,528 respectively.

NOTE 24 - CONCENTRATION DISCLOSURE

(a) During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales were:

	For the Nine Months Ended September 30,
	2012		2011
Customer	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
TCB Group Electronic & Science Co. Ltd —related party	$41,055,041	13%	$21,603,055	13%
Gohigh Data Networks Technology Co., Ltd	37,722,134	12%	-	0%
Tianjin Optical Communication Technology Co., Ltd.	22,466,635	7%	23,715,637	14%
Achemetal Inc	5,265,920	2%	19,242,916	12%
Total	$106,509,731	35%	$64,561,608	39%

(b) During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases are:

	For the Nine Months Ended September 30,
	2012		2011
Supplier	Total Purchases	% to Total Purchases	Total Purchases	% to Total Purchases
Leimone (Tianjin) Industrial Co., Ltd. —related party	$118,188,000	41%	$36,153,234	23%
Tianjin 712 Communication and Broadcasting Co., Ltd. —related party	581,584	0%	15,523,282	10%
Total	$118,769,584	41%	$51,676,516	33%

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

  The Company had outstanding warrants that are accounted for as derivative securities. Their values are re-measured at each reporting period. The quoted U.S. treasury rates with the maturities similar to those of the warrants are used as inputs in calculating their value; accordingly, the value of the warrants, are subject to fluctuations interest rates.

NOTE 26 - COMMITMENTS

Operating lease commitments

The Company has an operating lease for TCB Digital's premises through TCBGCL, a common shareholder of TCB Digital; pursuant to this lease, the rate of rent is at $1.25 (Rmb 8) per square meter per month for production facilities and dormitory space. The Company leases of the Tianjin factory and dormitory expired on July 20, 2012 and December 31, 2011; the Company is currently renting on a month to month basis. The Company also has an operating lease in Beijing for office space shared with Nollec Wireless, with rent at $21.37 (Rmb 137) per square meter per month for 1,409 square meters and with rent at $20.44 (Rmb 131) per square meter per month for 388 square meters. Nollec's Beijing office expires in April 15, 2013. The Company has an operating lease in Hong Kong for the office of CDE, rental and property management fees are $1,363 (HKD 10,588) and $438 (HKD 3,402) respectively per month. The lease for CDE's Hong Kong office expires August 31, 2013. The leases commitments of the Company (except for Portables which is disclosed separately below) as of September 30, 2012 are as follows:

Year
2012	$269,570
2013	462,301
2014	155,341
Total minimum lease payments	$887,212

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

The future minimum annual rental commitments of Portables as of September 30, 2012 are as follows:

Year
2012	$203,055
2013	349,766
2014	145,044
2015	72,522
Total minimum lease payments	$770,387

Rent expense, net of sublease income for retail locations of $197,749, amounted to $1,004,847 of which $215,885 was paid to one of the Company's members under the sublease agreement for the period ended September 30, 2012.

NOTE 27 - INVESTMENT IN SPREADZOOM

On May 10, 2012, the Company along with Spreadtrum Communications (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000). As of September 30, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,358 (RMB 78,000,000). The Company has committed to invest an additional 10,117,700 (RMB 64,100,000) in SpreadZoom. The Company's capital contribution to SpreadZoom of $12,342,358 was primarily comprised of rights to the deposits made for the construction of the new factory in Tianjin that as of December 31, 2011, was valued at $10,170,809. The balance of $2,171,549 was a refund of a prepayment for the purchase raw material in the ordinary course of business made to Leimone (Tianjin) Industrial Co., Ltd., a related party who is also the general contractor for the construction of the new factory. See details described in Note 11 Construction in Progress - Related Party. SpreadZoom is still in the initial phases of setup and registration. Management and control of the business have not been fully determined. As of September 30, 2012, the Company has used the equity method to account for its investment in SpreadZoom and has recorded and loss from investment of $423,630.

NOTE 28 - OTHER INCOME (EXPENSES)

Other income and expenses are comprised of the following:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Loss on disposal of fixed assets	$-	$-	$-	$(8,487)
Government grants	126,433	454	203,025	15,895
Other income	221,300	58,363	388,327	520,179
Exchange gain (losses)	204,511	(30,378)	191,757	(67,859)
Other expense	6,421	(203,905)	(232,304)	(346,837)
	$558,665	$(175,466)	$550,805	$112,891

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

CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. CDE has developed over 40 titles for the Apple iPhone. The acquisition transaction closed on January 4, 2011, and CDE became a wholly owned subsidiary of Profit Harvest.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, a portion of the Company's ownership of Portables will be transferred to Portables, and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of May 15, 2012, the Company is in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. On or about August 14, 2012, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company, and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. On and around October 4, 2012, the Company settled the dispute with Portables Unlimited Inc. and all the parties to the dispute agreed that the Company's and Portables Unlimited, Inc.'s ownership interests in Portables will be 50.1% and 49.9%, respectively.

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

The diagram below summarizes our corporate structure as of September 30, 2012:

Corporate Organization

ZOOM Technologies (Delaware)
100.0%
Gold Lion Holding (BVI)(1)
100.0%
Silver Tech Enterprises (BVI)
100.0%
ZOOM USA Holdings, Inc. (Delaware)
100.0%
Jiangsu Leimone (WFOE)(2)
100.0%
Profit Harvest (Hong Kong)(4)
100.0%
Ever Elite Corporation (Hong Kong)
50.1%
Portables Unlimited, LLC (New York)(7)
80.0%
TCB Digital (PRC)(3)
100.0%
Celestial Digital Entertainment (Hong Kong)(6)
100.0%
Nollec Wireless Company (PRC)(5)
47.4%
SpreadZoom Technologies, Inc. (PRC)(8)

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
(8) SpreadZoom Technologies, Inc. incorporated May 2012

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

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of September 30, 2012, the Company has completely written off goodwill resulting from its acquisition of Jiangsu Leimone. During 2011, the Company took 50% impairment charges for goodwill related to its acquisition of CDE. The Company will closely monitor the development and carrying value of CDE on a quarterly basis in 2012 to determine if additional impairment charges will be necessary. For the nine months ended September 30, 2012, the Company has not recorded any impairment of goodwill; however, the Company reviewed the current and projected future cash flows of its subsidiaries in concluding no impairment of goodwill was necessary during the period.

Commitments

As detailed in Note 26 - Commitments of the accompanying notes to the financial statements, the Company had operating leases commitments for it leased facilities.

Correction of Prior Period Financial Statements

Management discovered during the quarter ended September 30, 2012 that in accordance to ASC 815-40 the Company had incorrectly accounted for warrants issued in the years 2009 and 2010 as equity. Series A, C, F, and related placement agent warrants contained anti-dilution provision that according to the above guidance required that these derivative securities be accounted for as liabilities and marked to market at each reporting period. Additionally, the Series G and related placement agent warrants contained change of control provisions that required that the warrants be accounted for as liabilities. The Company has adjusted its December 31, 2011 condensed consolidated balance sheet and its income statements for the three and nine month periods ended September 30, 2011. The Company conducted an exhaustive analysis of the correction of error from both quantitative and qualitative approaches and concluded that the corrections were not material to the Company's previously filed consolidated financial statements. Refer to Note 2 - Basis of Presentation and Summary of significant Accounting Polices for details.

Results of Operations for the Quarter and Nine Months Ended September 30, 2012

Revenues

The Company's revenues were $117,180,898 for the quarter ended September 30, 2012, an increase of $66,432,293, or 130.9% compared to $50,748,605 in the corresponding quarter in 2011. The Company's revenues were $306,717,488 for the nine months ended September 30, 2012, an increase of $139,358,752, or 83.3% compared to $167,358,736 to the same period in 2011. The increase of revenues in the third quarter and for the nine months ended September 30, 2012 compared to the corresponding quarter and nine months in 2011 was mainly attributable to the Company's continued increase in sales of whole phones.

In the third quarter of 2012, the Company sold 4.59 million whole phones, of which 0.94 million units were Leimone brand phones, with 0.32 million units of those phones being 3G handsets compared to 0.85 million whole phones, of which 0.15 million units were Leimone brand phones, with 0.12 million units being 3G, for the same period in 2011. Revenue from sales of the Company's own branded products in the third quarter of 2012 was $45.6 million as compared to $13.0 million for the same period in 2011. For the nine months ended September 30, 2012, the Company sold 9.43 million whole phones, of which 2.14 million units were Leimone brand phones, with 0.78 million units of those phones being 3G handsets compared to 2.08 million whole phones, of which 0.55 million units were Leimone brand phones, with 0.44 million units being 3G, for the same period in 2011. Revenue from sales of the Company's own branded products in the nine months ended September 30, 2012 was $109.8 million as compared to $40.2 million for the same period in 2011.

For the three and nine months ended September 30, 2012, Portables contributed revenue of $11,880,774 and $39,654,571, respectively. During the three and nine months ended September 30, 2012, sale of phones and accessories comprised $3,623,435 and $13,989,162 of Portables contribution to revenue, while activation and reoccurring carrier service fees contributed $8,257,339 and $25,665,409 for the same respective periods.

Cost of goods sold

For the quarter ended September 30, 2012 the Company's cost of goods sold was $111,193,306 or 94.9% of revenues while cost of goods sold for the same period in 2011, was $44,046,505 or 86.8% of revenues. For the nine months ended September 30, 2012 the Company's cost of goods sold was $286,251,895 or 93.3% of revenues while cost of goods sold for the same period in 2011, was $148,401,121 or 88.7% of revenues. The increase in the cost of goods sold as a percentage of revenues was mainly due to a highly competitive mobile handset market. As the Company continues to increase its purchasing volume, it expects its bargaining power with suppliers to improve which will lead to lower costs of goods sold on a per unit basis.

Gross Profit

Gross profit for the quarter ended September 30, 2012 decreased by 10.7% to $5,987,592 compared to $6,702,100 for the corresponding same period in 2011. Gross profit as a percentage of revenues for the third quarter of 2012 was 5.1%, a decrease from 13.2% for the same period in 2011. Gross profit for the nine months ended September 30, 2012 increased by 8.0% to $20,465,593 compared to $18,957,615 for the corresponding same period in 2011 as a result of increased sales volume; however, gross profit as a percentage of revenues for the nine months of 2012 was 6.7%, a decrease from 11.3% for the same period in 2011 reflecting the highly competitive market. The Company expects gross profit to improve in future periods as the Company continues to increase its revenues going forward.

The sales of mobile handsets and accessories by Portables produced gross margins of 4.9%, while activation and reoccurring carrier service fees provided for 23.7% gross margins during the quarter ended September 30, 2012. Gross margins, on weighted average basis for the combined product and services mix derived from Portables was $2,133,735 or 18.0%. During the nine months ended September 30, 2012, the sales of mobile handsets and accessories by Portables produced gross margins of 4.5%, while activation and reoccurring carrier service fees provided for 25.3% gross margins. Gross margins, on weighted average basis for the combined product and services mix derived from Portables was $7,136,974 or 18.0%.

Operating expenses

Sales and marketing expenses mainly represent salaries of sales personnel, and marketing and transportation costs; such expenses were $620,223 for the three months ended September 30, 2012 compared to $187,378 for the corresponding period in 2011.　　 For the nine months ended September 30, 2012 and 2011 sales and marketing expenses were $1,168,150 and $577,681. The Company's continued increase in sales activities correlates with our increase in sales and marketing expenses for both the quarter as well as the nine months ended.

General and administrative expenses primarily consisted of compensation for administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $2,792,615 for the three months ended September 30, 2012 compared to $1,708,923 for the corresponding period in 2011. For the nine months ended September 30, 2012 general and administrative expense increased to $10,772,299 from $4,651,512 for the same period in 2011. The increase of such expenses in 2012 was due to our inclusion of $698,381 and $5,701,621 of general and administrative expenses for the three and nine month period ended September 30, 2012 generated by Portables, our newly acquired subsidiary, in addition to increased overall business activity, and increased costs of legal, accounting and related expenses in order to maintain the Company's compliance with SEC and NASDAQ rules and regulations.

The Company's research and development expenditures for the three months ended September 30, 2012 and 2011 were $386,635 and $1,410,797 respectively. These costs were incurred by our Nollec Wireless subsidiary for developmental costs in mobile handset design and software integration. R&D expenditures decreased by $1,024,162, or 72.6% as compared to the same period in the prior year. The Company's research and development expenditures for the nine months ended September 30, 2012 and 2011 were $1,772,681 and $4,459,110 respectively. R&D expenditures for the nine months ended September 30, 2012 decreased by $2,686,429, or 60.2% as compared to the same period in 2011. The Company continues to spend on research and development; however, its spending is focused on the continued development of products on platforms in which Company invested heavily in 2011. Accordingly, the Company expects future R&D expenditures to be steady as percentage of revenue.

The Company's non-cash equity-based compensation charges were $758,592 and $362,712 for the three months ended September 30, 2012, and 2011, respectively; the Company's non-cash equity-based compensation charges were $2,030,151 and $977,650 for the nine months ended September 30, 2012, and 2011, respectively. The respective $395,880 and $1,052,501 increases, or 109.1% and 107.7%, in such expenses during the three and nine month periods represent the Company's investment in human capital for new business development initiatives and retention of key engineers and managers.

Other income (expense)

The Company's had a net other expense of $257,610 and net other income of $70,737 for the three months ended September 30, 2012 and 2011 respectively. The Company's had a net other expense of $980,421 and net other income of $2,915,924 for the nine months ended September 30, 2012 and 2011 respectively.

Interest expense remained steady at $725,834 and $720,064 for the three months ended September 30, 2012, and 2011. Interest expense increased to $1,935,977 from $1,695,087 for the nine months ended September 30, 2012, and 2011, reflecting the overall increasing borrowing over the nine month period to finance working capital.

As described above in Correction of Prior Period Financial Statements, the Company has employed derivative accounting for its outstanding warrants. The change in their fair value for each reporting period is recorded in the Company's income statement as other income (expense).

The Company recorded a loss on investment for the three and nine month periods ended September 30, 2012, $423,630 for its equity method investment in SpreadZoom. SpreadZoom is just ramping up production. The Company expects significant improvement in the results of operations for SpreadZoom on a go forward basis.

Net income

For the quarter ended September 30, 2012, the Company's net income was $752,314 a decrease of $1,824,051 or 70.8% from $2,576,365 for the corresponding period in 2011. For the nine months ended September 30, 2012, the Company's net income was $2,047,508, a decrease of $ $7,184,723 or 77.8% from $9,232,231 for the corresponding period in 2011. Net income as a percentage of revenues, for the three months ended September 30, 2012 and 2011 were 0.6% and 5.1% respectively. Net income as a percentage of revenues, for the nine months ended September 30, 2012 and 2011 were 0.7% and 5.5% respectively. The Company's decreased gross margin as percentage of sales led to lower net profit margins during the quarter. As noted above, the Company expects gross margin to improve moving forward from increased bargaining power with suppliers as a function of expected increases in revenues in the future. Increases in general and administrative expenses are expected to decrease as a percentage of revenue as a result of the Company expectations such costs should scale with the Company's increase revenue in the future. Equity based compensation is expected to remain stable in the future. The Company also believes those that have been incentivized through equity based compensation will help the Company create brand recognition and improved profitability in the future. The Company's net income was impacted by the accounting for the warrants using derivative accounting. As detailed in above in Correction of Prior Period Financial Statements, the Company's net income for the three and nine months period ended September 30, 2011 was increased when the Company corrected this period, the relative increase as a result of the correction was significantly more than the income reported for 2012 as result of marking the warrants to fair value at the end September 30, 2012. Refer to Note 2 - Basis of Presentation and Summary of significant Accounting Polices for a more a detailed analysis.

Other comprehensive income/(loss)

For the three months ended September 30, 2012 and 2011, the Company's other comprehensive income (loss) was $(333,330) and $211,491 respectively. For the nine months ended September 30, 2012 and 2011, the Company's other comprehensive income was 56,387 and $920,551 respectively. Other comprehensive income　resulted from foreign currency exchange fluctuations particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of September 30, 2012, the Company had cash and equivalents of $3,803,966 and restricted cash of $16,410,824. Restricted cash is our deposit held as security at banks for the ability to issue twice the amount in interest-free notes for our purchase of production materials. We had cash and equivalents of $1,131,109 and restricted cash of $15,507,408 as of December 31, 2011.

Net cash used in operating activities for the nine months ended September 30, 2012 was $5,257,827 compared to net cash used in operating activities of $10,004,220 for the same period in 2011. In the first nine months of 2012, operational sources of funds included net increases in accounts payable of $24,834,057, increases in accruals and other payables of $6,278,057, reduction in advances to suppliers of $728,846, and increase in advance from customers of $2,026,810. These increases were primarily partially offset by an increase in accounts receivable of $38,096,887, an increase of $5,713,871 in prepaid expenses and $5,256,775 in inventories. The significant increase in accounts receivable was related to the growth in sales activity by the Company. The Company does not expect difficulties in recovering its receivable as the Company has been successful with collections subsequent to September 30, 2012.

Net cash used in investing activities of $8,639,109 in the nine months ended September 30, 2012 was primarily attributable to $12,364,270 provided by the Company's subsidiary, TCB Digital, to capitalize SpreadZoom Technologies Co., Ltd. in an equity investment in which TCB Digital will ultimately own 47.37% interest. This amount was offset by the refund of construction deposits for the new factory by Tianjin Leimone, a related party, for the amount of $10,261,417. Cash was also used in the increase of $792,581 in restricted cash, and the increase in notes receivable of $5,384,577.

Net cash provided by financing activities was $16,548,569 for the nine months ended September 30, 2012 as compared to $9,012,445 sourced in the same period in 2011. The Company received repayment on borrowings from related parties of $25,697,445. The Company repaid $1,506,339 in short term bank loans and repaid $4,457,729 in notes payable.

In October 2012, as consideration of the settlement for a dispute between Portables Unlimited Inc. ("PUI") and Company regarding their ownership percentages in Portables Unlimited LLC ("Portables"), PUI extended a 12% nine-month loan (the "PUI Loan") in the principal amount of $2,000,000 to the Company, the proceeds of which loan will be dispersed by the Company as follows: (1) 615,000 as a capital contribution to Portables on behalf of Zoom USA Holdings, Inc. ("Zoom Sub"), a wholly-owned subsidiary of the Company ("Zoom Sub"), (2) $200,000 to The Cellular Network Communications Group, Inc. ("CNCG") toward principal and interest due under that certain $500,000 promissory note payable to CNCG and issued by Zoom Sub in connection with the Company's acquisition of a majority equity interest in Portables in October 2011, and (3) three months of interest on the PUI Loan in the amount of $60,000 to be prepaid to Portables. The Loan was guaranteed by Zoom Sub.

Contractual Obligations

As of September 30, 2012, the Company has short-term loan obligations of $28,277,739 with interest rates between 5.00% and 7.93%. In addition, notes payable are secured by our restricted cash deposits at the banks, payable in three to six months and bear no interest. The outstanding balance of notes payable as of September 30, 2012 was $28,574,062.

On a go forward basis over the next 12 months, Zoom intends to continue to rely on short-term loans and restricted cash secured notes to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities or we may sell certain assets. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of September 30, 2012, Zoom had no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the High-Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim. The Company believes the decision by the courts will be issued before the end of the year 2012. As of November 12, 2012, the courts have not yet issued their judgment.

On or about August 14, 2012, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company, and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. On and around October 4, 2012, the Company has settled the dispute with Portables Unlimited Inc. and all the parties to the dispute agreed that the Company's and Portables Unlimited, Inc.'s ownership interests in Portables will be 50.1% and 49.9%, respectively.

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

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
Exhibit 32.0 Section 1350 Certifications.
101.INS*   XBRL Instance Document
101.SCH*   XBRL Taxonomy Extension Schema Document
101.CAL*   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*   XBRL Taxonomy Extension Label Linkbase Document
101.PRE*   XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 19, 2012 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO PDF
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO PDF
32.0	Section 1350 Certifications PDF
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.