Form 10-Q/A
period 2012-09-30
ZOOM TECHNOLOGIES INC
filed 2012-12-07
CIK 822708

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

845-507-8200
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

EXPLANATORY NOTE

ZOOM TECHNOLOGIES, INC. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the quarterly period ended September 30, 2012 to reflect corrections to certain XBRL "Accounting Policies," "Notes Tables" and "Notes Details" disclosures that were not uploaded correctly in the original Form 10-Q filing. The XBRL Notes details disclosures now reflect the information contained in the filed Form 10-Q. No changes were made to the original Form 10-Q as filed, but it is included here for completeness.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q/A

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

NOTE 13 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of September 30, 2012 and December 31, 2011, the Company's short term loans consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Bank of Communication Tianjin Branch ("BOCTB"), due from July 4, 2011 to July 3, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	$-	$3,142,332
BOCTB, due from June 20, 2011 to June 16, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	-	3,142,332
BOCTB, due from June 14, 2011 to June 13, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	-	3,079,485
BOCTB, due from August 18, 2011 to August 17, 2012, with benchmark interest rate plus 5%, mortgaged by fixed assets	-	3,142,332
BOCTB, due from August 3, 2011 to August 1, 2012 with benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	-	4,713,498
BOCTB, due from June 14, 2012 to June 13, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	6,330,116	-
BOCTB, due from July 19, 2012 to July 18, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	3,165,058	-
BOCTB, due from July 26, 2012 to July 25, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	4,747,587	-
BOCTB, due from September 3, 2012 to September 2, 2013 benchmark interest rate plus 5%, guaranteed by TCBGCL —related party	3,006,805	-
China Merchant Bank Tianjin branch, due from July 29, 2011 to January 28, 2012, interest at 7.93%, mortgaged by bank notes of $785,583 (RMB5,000,000); repaid in full on January 28, 2012	-	754,160
Key Network Holdings Limited, due on demand with interest at 6%.	715,064	715,064
SKAVYNIA HOLDINGS LTD collateralized by guarantee of Portables Unlimited, Inc. (the 49.9% owner of Portables), due on demand.	525,000	854,469
HSBC, due on demand with interest at 7.25%	-	48,146
Bank of Tianjin Laolian Branch, due January 9, 2013 with benchmark interest rate plus 5%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	3,165,058	-
Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Tianjin Zhonghuan Electronic Information Group Ltd. ("Electronic")	-	1,995,381
Bank of Tianjin Laolian Branch, due from June 24, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic		628,466
Bank of Tianjin Laolian Branch, due from June 27, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	157,117

Bank of Tianjin Laolian Branch, due from June 28, 2011 to June 22, 2012 with interest at 6.941%, guaranteed by Electronic	-	361,368
Shanghai Pudong Development Bank Pucheng Branch, due from November 1, 2011 to November 1, 2012 with interest at 7.216%, guaranteed by Tianjin Loan Guaranty Company, price is 1.2% of total principal, shall pay off within 5 days after all principal are paid off (a)	1,582,529	1,571,166
North International Trust Company, due from April 12, 2012 to April 12, 2013 with interest at 11.5%, guaranteed by Tianjin Loan Guaranty Company	1,582,529	-
HSBC Suzhou Branch, due from August 15, 2011 to January 12, 2012 with interest at SIBOR plus 4.0%, guaranteed by tangible assets of the Company	-	1,000,000
HSBC Suzhou Branch, due from April 27, 2012 to January 12, 2013 with interest at SIBOR plus 4.0%, guaranteed by the Company (a)	600,000	-
Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 14, 2012	-	235,675
Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital, repaid in full on March 14, 2012	-	314,233
Beijing Bank Zhongguancun Haidianyuan Sub-branch, due March 14, 2012 with interest at 6.67%, guaranteed by TCB Digital; repaid in full on March 12, 2012	-	534,196
JP Morgan Chase —Bank Overdraft Account; Due on Demand	-	15,923
HSBC Hong Kong; 0.52% flat rate per month, Corporate Guarantee	7,995	-
M&T Bank line of credit for up to $3.0 million is collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited, Inc. (the 49.9% owner of Portables); at 1 month LIBOR plus 3.00%.	2,849,999	-
Total short-term loans	$28,277,739	$26,405,343

(a)	The loan was repaid in full subsequent to September 30, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 7, 2012 by the undersigned, thereunto duly authorized.

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