Form 10-K
period 2012-12-31
ZOOM TECHNOLOGIES INC
filed 2013-04-15
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K
 __________

☑ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2012 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was $24,087,307.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of March 28, 2013 was 29,525,168 shares.

ZOOM TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012
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

ITEM 1 - BUSINESS

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

Zoom's Operations in China

The Company, through Gold Lion, was the owner of 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong ("Profit Harvest"), which owns 100% ownership of Celestial Digital Entertainment, Ltd., a mobile platform video game development company based in Hong Kong. The Company, through Gold Lion's wholly owned subsidiary, Jiangsu Leimone, was the owner of 80% of TCB Digital, a company organized under the laws of the People's Republic of China ("PRC"). Both TCB Digital and Jiangsu Leimone were in the business of manufacturing, research and development, and sales of electronic components for third generation mobile phones, wireless communication circuitry, GPS equipment, and related software products.

The Company also held 100% ownership of Silver Tech Enterprises, Ltd ("Silver Tech"), a BVI holding company which owns 100% of Ever Elite Corporation, Ltd ("Ever Elite"), a Hong Kong holding company, which owns 100% of Nollec Wireless ("Nollec"), a mobile phone and wireless communication design company located in Beijing, China.

On October 26, 2011, the Company closed the sale of 1,676,300 shares of common stock to Spreadtrum Communications, Inc., ("Spreadtrum") in consideration of $2,900,000, pursuant to a Common Stock Purchase Agreement (the "Purchase Agreement") entered into by and among the Company, Spreadtrum and Leo (Lei) Gu (the "Key Stockholder"). Pursuant to the Purchase Agreement, the Company also agreed to design and develop all applicable Company products to integrate and operate solely with Spreadtrum's products, and to not design and develop any Company products to integrate or operate with any Spreadtrum's competitive products for a term of three years from the Purchase Agreement. Also pursuant to the Purchase Agreement, Spreadtrum has the right to nominate one nominee to the board of directors of the Company (the "Nomination Right"), subject to approval of the Company's independent directors, as required under Nasdaq Rule 5605(e)-Independent Director Oversight of Director Nominations. Spreadtrum's Nomination Right shall continue until such time that Spreadtrum owns not less than 838,150 shares of the Company's outstanding common stock. In accordance to the Purchase Agreement, Dr. Leo Li, Chairman and Chief Executive Officer of Spreadtrum, was added to our Board of Directors.

In May 2012, the Company and Spreadtrum Communications (Tianjin) Co, Ltd formed a joint venture in Tianjin City, China, named SpreadZoom Technologies, Inc. ("SpreadZoom"), of which the Company holds 47.4% ownership. In connection with the joint venture, the Company contributed a manufacturing facility valued at approximately $11 million into SpreadZoom. SpreadZoom's business is focused on manufacturing and sales of mobile phones containing certain chipset products of Spreadtrum.

Subsidiary Sale

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$32 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Purchaser has deposited the full amount of RMB 200 million into an escrow account, to be released to the Company upon the final closing of the Subsidiary Sale, which will be held 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale. As of the date of this annual report, the transfer of ownership of Profit Harvest, Nollec Wireless and CDE has been completed.

Zoom's Operation in the U.S.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T-Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. As of the date of this annual report, the Company's and Portables Unlimited, Inc.'s ownership interests in Portables is 50.1% and 49.9%, respectively.

Our principal executive offices are located in the People's Republic of China at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027; our telephone number is 86-10-5935-9000. Our U.S. office is located at Portables' offices at 136 First Street, Nanuet, NY 10954, and the telephone number is 1-845-507-8200. Our corporate web site address is www.zoom.com

The diagram below summarizes our corporate structure as of December 31, 2012:

Corporate Organization

ZOOM Technologies (Delaware)
100.0%
ZOOM USA Holdings, Inc. (Delaware) (1)
50.1%
Portables Unlimited, LLC (New York) (2)
100.0%
Gold Lion Holding (BVI) (3)
100.0%
Jiangsu Leimone (WFOE) (4)
47.4%
SpreadZoom Technologies, Inc. (PRC) (5)
80.0%
TCB Digital (PRC) (6)
100.0%
Silver Tech Enterprises (BVI) (7)

Notes:

(1) Intermediary holding company incorporated in Delaware in 2011

(2) T-Mobile U.S. wholesale & retail distributors acquired in October 2011

(3) Intermediary holding company incorporated in BVI in 2002.

(4) Wholly Foreign Owned Enterprise incorporated in PRC

(5) SpreadZoom Technologies, Inc. incorporated May 2012

(6) Tianjin Communication and Broadcasting Group Co., Ltd., a state-owned enterprise, owns 20% of TCB Digital. [EXPECTED CLOSING OF DISPOSAL IN Q22013]

(7) Intermediary holding company incorporated in BVI in 2002

Description of Business

The Company is a holding company which, through its subsidiaries, was engaged in the manufacture, development, and sale of electronic and telecommunication products. As of the fourth quarter of 2012 the Company decided to dispose of substantially all of its manufacturing, development and trading businesses (except its joint venture with Spreadrum), and redeploy its capital for the acquisition and development of distribution channels for consumer electronics in North America.

The Company through its subsidiary, Portables, operates an exclusive wholesale distributor business for T-Mobile products and services in the United States.

Competitive Strengths

The Company has assembled a global management team with access to diverse markets to source and distribute products globally.

Experienced Management Team & Strong Technology Experts

Although as of the filing of this annual report, the Company is in the process of completing its Subsidiary Sale, our management team has years of experience in the manufacturing and sales of mobile handsets and related electronic products, and will continue to have a sound relationship with the manufacturing, sourcing and distribution networks in China and Asia. With the proceeds from the Subsidiary Sale, the Company will be seeking to acquire opportunities in North America and Europe for the development and sales of consumer electronic products in those regions while contracting for cost-effective manufacturing and sourcing of the products from China.

Marketing Capability

We also have access to the US markets via our Portables subsidiary that allows us to place our competitive products within the T-Mobile retail stores that we manage. We believe our competitors from the OEM space are not able to gain access to US markets because of significant barriers to entry due to controls by the major US operators.

Strategy

Our goal is to become a leader in distribution of consumer electronic products, including mobile handsets in North America and Europe. Our strategy is to strengthen our position as an effective source of electronic products from China, taking advantage of our past experience as a manufacturer, and as an innovative service provider and marketer in North America and Europe. To meet this challenge, we intend to acquire opportunities that demonstrate success in the distribution and sales of products and services in our targeted regions. No agreement is entered into to date.

Sale and Marketing - Mobile Phone Business

Our Company's 50.1% owned subsidiary, Portables Unlimited LLC, is a distributor of T-Mobile USA products and services. Portables Unlimited distributes T-Mobile products and services to over 100 exclusive T-Mobile retail stores in the U.S. and over 1,000 multi-carrier retail locations. We intend to develop new and competitive products and market them in the US through Portables Unlimited.

Employees

Currently the Company has approximately 45 employees, of which approximately 30 employees are employed by our Portables subsidiary and our Beijing headquarters has about 15 persons including executives, accounting and administrative positions. Our employees do not have a collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A. - RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this annual report.

In assessing these risks, you should also refer to the other information included in this report, including the consolidated financial statements and the accompanying notes. Zoom is a holding company with substantial operations in the United States and investments in the PRC via SpreadZoom, our joint venture with Spreadtrum Technologies, Inc. As a result, Zoom is subject to legal and regulatory environments of both the United States and the PRC. The legal and regulatory environment in the PRC may differ in many respects from those of the United States; as such, Zoom's business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.

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

The Company has outstanding notes payable CNCG. If the Company does not continue to make interest and principal payments, CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. In the event CNCG determines to enforce its rescission rights, we may lose our entire interest in Portables. If rescission is enforced against us or an indemnification claim is brought against us by these parties, we would suffer a material adverse effect to our operations and our business.

We have limited influence over our distributors and individual stores and, as a result, we cannot be certain that their marketing and after-sale support of our products will be adequate to meet our sales requirements and to protect our brand and reputation

In the United States, our subsidiary, Portables Unlimited is licensed by T-Mobile to operate as an authorized master distributor of T-Mobile wireless communication services and equipment. Under our master distribution license we can also sell third party and our own branded products in the retail stores under our control. A decline in sales or the closure or poor performance of individual stores operated via our master distribution license could materially adversely affect the Company's financial condition and operating results.

Zoom maintains inventories of raw materials, components and handsets, and its inventories may decline in value or become obsolete.

The rapid technological change in Zoom's industry, the short product life cycle of its handsets, its limited forecasting experience and processes, and the competitive nature of its target markets make forecasting our future sales and operating results difficult. Our expense levels are based, in part, on our expectations regarding future sales. In order to for us to promptly fill orders, we maintain inventories of handsets and accessories. As a result, we have to commit to considerable costs in advance of anticipated sales. Any significant shortfall of sales may result in our maintaining higher levels of finished goods than required, thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Zoom cannot guarantee that such write-downs will be adequate to cover all losses resulting from inventory obsolescence.

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

Zoom's operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Zoom's operating results are difficult to predict and may fluctuate significantly from period to period, based on a number of factors such as the launch of new products in a given period, the seasonality of mobile handset sales, the short life-cycle of any given handset model due to rapid technological advances, a possible deterioration of economic conditions, and potential changes to the regulation of the mobile handset industry, and also changes in our subsidiary, Portables Unlimited's working relationship with T-Mobile USA . As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of its future performance. If our revenues for a particular period are lower than our expectations, we may be unable to reduce our fixed costs and operating expenses for that period by a corresponding amount, which would negatively impact our operating results for that period relative to our operating results for other periods.

Zoom's sales and profitability depend on the continued growth and recovery of the mobile telecommunications industry, and if the mobile telecommunications industry does not grow or recover, as we expect or grows at a slower pace than we expect, our sales and profitability may be materially adversely affected.

After the completion of our Subsidiary Sale in China, we will derive substantially all of our revenues from Portables Unlimited LLC. The continued development of our business depends, in large part, on continued growth in the mobile telecommunications industry, particularly in the U.S., in terms of the number of existing mobile subscribers who upgrade or replace their existing mobile handsets, competitive pricing and call-plans supported by T-Mobile, and increased usage. The global wireless telecommunications industry has grown rapidly in the past; however the wireless telecommunication industry may not continue to grow at the same growth rate in the future or to grow at all.

These developments in its industry are, to a large extent, outside of Zoom's control; and any reduced demand for wireless voice and data services, any other downturn, or other adverse changes in the global wireless telecommunications industry could severely harm our business.

Zoom depends on its key personnel, and its business and growth may be severely disrupted if it loses their services. Zoom may also have difficulty attracting and retaining qualified management personnel.

Zoom's future success depends substantially on the continued services of its key personnel. Zoom relies on key personnel's experience in the mobile handset sales, service and manufacturing industry. If Zoom loses the services of one or more of these key personnel, it may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers, which could severely disrupt its business and growth.

Fluctuations in exchange rates could adversely affect Zoom's business.

Because Zoom intends to source or contract third-parties to manufacture products from China, any appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, fluctuations in the exchange rate between the U.S. dollar and the Renminbi would affect the relative purchasing power of Zoom's U.S. dollar denominated cash assets and the Renminbi value of Zoom's U.S. dollar denominated bank borrowings, if any.

Zoom Operating Group's competitive position could decline if it is unable to obtain additional financing to acquire businesses or technologies that are strategic for its success, or otherwise execute its business strategy.

Zoom believes that its current cash and sales proceeds will be sufficient to fund its working capital requirements for at least the next twelve months. However, Zoom may need to raise additional funds to support capital expansion, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. Zoom cannot assure you that additional funding will be available to it in amounts or on terms acceptable to Zoom. If sufficient funds are not available or are not available on acceptable terms, Zoom's ability to fund its expansion, take advantage of acquisition opportunities, develop or enhance its services or products, or otherwise respond to competitive pressures would be significantly limited. If appropriate opportunities arise, Zoom intends to acquire businesses; technologies, services or products that it believes are strategic.

There is no assurance that the Company will successfully acquire or make strategic investments in additional companies.

Though the Company intends to utilize its capital and sales proceeds in the acquisition and development of distribution channels for consumer electronics in North America, we can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will consummate an acquisition or strategic investments in additional companies. Management has not identified any specific business within the consumer electronics industry for evaluation. We cannot guarantee that we will be able to negotiate an acquisition or investments on favorable terms.

We may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquisitions may disrupt our business and management.

During fiscal year ended 2011, we acquired 55% interests in Portables, which was reduced to 50.1%. We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of the acquisition or any other acquisitions or strategic investments, which involve numerous risks, including:

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

We hold a minority interest in the newly established SpreadZoom and are exposed to various risks.

The Company holds 47.4% ownership in the newly established joint venture with Spreadtrum. As Spreadtrum owns a majority interest in SpreadZoom and exercises voting control over most matters put to a vote of stockholders, the votes cast by Spreadtrum may not be in the best interests for the Company as a minority stockholder. Even though the Company is involved in the operation and management of SpreadZoom, there is no assurance that the management team of SpreadZoom will be able to lead Spreadtrum to business success. In the event we discontinue our involvement in the management of SpreadZoom for any reason, we cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

The joint venture with Spreadtrum is a new business model that we adopted and there is no assurance such model will be successful in the future. In the event the joint venture is terminated for any reason, there is no assurance that we may obtain full recovery of our contribution and investment.

Risks Related to Our Industry

If Portables cannot keep pace with market changes and produce or cause to produce mobile phones with new technologies and features in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

The mobile handset market is characterized by changing consumer preferences with respect to style and functionality, increasing demand for new and advanced technologies and features, rapid product obsolescence and price erosion, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If Portables cannot keep pace with market changes and distribute new mobile handsets in a timely and cost-efficient manner to meet its customers' requirements and preferences, the growth and success of its business will be materially adversely affected.

Competition in mobile phone manufacture and sales is intense. Portables' failure to maintain or improve its market position and respond successfully to changes in the competitive landscape may have a material adverse impact on its business and results of operations.

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

A majority of our board of directors and officers are outside of the United States. In addition, a substantial portion o f our assets are located outside of the United States. China does not have a treaty with the United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.   In addition, an investor may have difficulty enforcing a judgment rendered by a United States court against foreign residents such as Zoom and our officers and directors who do not have assets in the United States.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Our Common Stock is listed on Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 27, 2012, we received notice from The NASDAQ Stock Market ("Nasdaq") that, because the closing bid price for the Company's common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules.

Nasdaq's notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 28, 2013.

If the Company does not regain compliance by May 28, 2013, the Company may be eligible for additional time. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. If the Company meets these requirements, the Nasdaq staff will grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

We cannot assure you that we will continue to be able to meet those listing requirements. If we fail to meet all applicable Nasdaq requirements and Nasdaq delists our securities from trading on its exchange, we expect our securities could be quoted on the Over- The-Counter Bulletin Board ("OTCBB") or the "pink sheets." If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Common Stock is "penny stock" which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Furthermore, The National Securities Markets Improvement Act of 1996 ("NSMIA"), which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because our Common Stock is listed on Nasdaq, they are covered securities for the purpose of NSMIA. If our securities were no longer listed on Nasdaq and therefore not "covered securities", we would be subject to regulation in each state in which we offer our securities.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters are located at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing 10027, China. This leased office space is about 1,800 square meters and the lease expires in July 2013.

Portables lease commitments are detailed in the Company's accompanying notes to the financial statements, Note 20 - Commitments.

ITEM 3 - LEGAL PROCEEDINGS

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The Mid-Level People's Court of Tianjin City has issued a decision in the last quarter of 2012 which is acceptable to the Company. HUCG is appealing the decision and the Company anticipates the outcome of the appeal should be determined by mid-year 2013.

Other than our dispute disclosed above we are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market.

Year Ended December 31, 2012	High	Low
First Quarter	$1.64	$1.05
Second Quarter	$1.94	$1.02
Third Quarter	$1.12	$0.86
Fourth Quarter	$1.02	$0.54

Year Ended December 31, 2011	High	Low
First Quarter	$4.69	$3.28
Second Quarter	$5.08	$2.01
Third Quarter	$2.73	$1.50
Fourth Quarter	$2.50	$0.74

As of March 28, 2013 there are 29,525,168 shares of our common stock outstanding. There are 166 shareholders of record and we believe there are approximately 4,800 shareholders in street or broker name.  As of March 28, 2013, the closing price of our stock was $0.71.

Recent Sales of Unregistered Securities

The Company did not sell unregistered securities during the year ended December 31, 2012.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2012, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

On December 31, 2012, the "Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries except for "SpreadZoom", which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec Wireless, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$32 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Purchaser has deposited the full amount of RMB 200 million into an escrow account, to be released to the Company upon the final closing of the Subsidiary Sale, which will be held 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale. The closing of the sale of Profit Harvest and CDE occurred on December 31, 2013; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013; and the sale of TCB Digital is scheduled to close in the second quarter of 2013.

The Company's ownership interest in SpreadZoom, which owns and operates mobile phone manufacturing facilities in Tianjin, is not part of the Subsidiary Sale. In addition, the Company will, through Portables Unlimited, LLC, its U.S. based subsidiary, continue to operate the exclusive wholesale distributor business for T-Mobile products and services in the United States. The Company may make contracts with the Purchaser for future businesses.

The Company intends to use the cash proceeds from the Subsidiary Sale to conduct acquisitions of similar businesses in North America that distribute consumer electronics including mobile handsets.

Zoom Group on a go forward basis will consist of Gold Lion, Jiangsu Leimone Electronics Co., Ltd., Silver Tech Enterprises, Ltd., Zoom USA Holdings, Portables Unlimited, LLC, and SpreadZoom Technologies, Inc.

Plan of Operation

During the next 12 months, Zoom, together with its subsidiaries, expects to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  Zoom will continue to service and expand its licensed wholesale distribution service for T-Mobile USA.
  Zoom will be negotiating with North American and European companies that have potential synergies with Zoom's business activities for acquisition purposes.

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

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of December 31, 2012, the Company has completely written off goodwill resulting from its acquisitions of Jiangsu Leimone, Silver Tech and CDE.

Commitments

As detailed in Note 20 Mdash; Commitments of the accompanying notes to the financial statements, the Company had operating leases commitments for it leased facilities.

Results of Operations for the years ended December 31, 2012 and 2011, not inclusive of activities of the subsidiaries sold pursuant to the SPA dated December 31, 2012

	2012	2011	Increase / (Decrease)	%

Net revenue	$49,773,552	$13,476,376	36,297,176	269.3%

Cost of sales	(40,813,304)	(11,185,774)	29,627,530	264.9%

Gross profit	8,960,248	2,290,602	6,669,646	291.2%

Selling, general and administrative expenses	(10,088,605)	(4,785,332)	5,303,273	110.8%

Non-cash equity-based compensation	(7,416,937)	(2,413,992)	5,002,945	207.2%

Other income/(expenses)-net	(603,723)	4,360,896	(4,964,619)	-113.8%

Loss before income taxes and non-controlling interest from continuing operations	(9,149,017)	(547,826)	8,601,191	1570.1%

Income tax expense from continuing operations	(190,845)	-	190,845	N/A

Non-controlling interest	424,047	313,002	111,045	35.5%

Loss attributable to stockholders from continuing operations	(9,763,909)	(860,828)	8,903,081	1034.2%

Income (loss) from discontinued operations, net of tax	(11,178,671)	7,494,478	(18,673,149)	-249.2%

Loss on disposal, net of tax	11,860,025	-	(11,860,025)	N/A

Non-controlling interest income (loss) from discontinued operations	(350,094)	255,803	(605,897)	-236.9%

Net income (loss) attributable to stockholders	(32,452,511)	6,377,847	(38,830,358)	-608.8%

Other comprehensive income to stockholders	1,977,228	1,117,223	860,005	77.0%

Comprehensive income (loss) to stockholders	$(30,475,283)	7,495,070	(37,970,353)	-506.6%

Other key indicators	Years Ended December 31
(Percent of Net Sales)	2012	2011	Change

Cost of sales	82.0%	83.0%	-1.2%
Gross profit	18.0%	17.0%	5.9%
Selling, general and administrative expenses	20.3%	35.5%	-42.8%
Net loss margin from continuing operations	-19.6%	-6.4%	206.5%

Revenues

Zoom's revenues from continuing operations were $49,773,552 for 2012, an increase of 269.3% or $36,297,176 compared to $13,476,376 for 2011. The increase in revenues as compared to 2011 was mainly due to inclusion of the full years of revenues from Portables. The Company only included revenues generated by Portables from the date acquisition, October 12, 2011 forward. 2012 sales of handsets and accessories contributed $16,589,110 to revenues; commission from activation of services and residuals contributed $33,184,442 to revenues.

Cost of sales

For the year 2012, Zoom's cost of sales from continuing operations was $40,813,304 or 82.0% of revenues as compared to $11,185,774 or 83.0% for 2011. In 2012, the cost of sales as a percentage of revenues decreased by 1.2% as compared to 2011. As aforementioned the significant increase was related to the inclusion of the full year operating results from Portables as compared to the period from the date of acquisition to December 31, 2011. The cost of handsets and accessories as a portion of costs of sales was $15,900,607; activation and residuals fees had an associated cost of $24,912,697.

Operating expenses

Operating expenses are comprised of sales and marketing expenses which represent the salaries of sales personnel, marketing, and transportation costs. General and administrative expenses primarily consisted of compensation for personnel, depreciation, travel expenses, rental, related to ordinary administration, and fees for professional services. Also including in operating expenses were non-cash equity-based compensation charges.

For 2012, selling, general and administrative expenses for continuing operations were $10,088,605 or 20.3% of revenues compared to $4,785,332 or 35.5% of revenues for 2011. The primary increase in such expenses for the year reflects the inclusion of Portables operating expenses for the entirety of 2012, as compared to the period from October 12, 2011 to December 31, 2011. Selling, general, and administrative expenses as percentage of revenues decreased because the overall amount of revenue for the 2012 as described above included full year results of Portables.

The non-cash equity-based compensation charges were due to common stock issued for services and charges calculated based on a Black-Scholes valuation model for stock options granted to employees, directors, vendors, and contractors. Non-cash equity-based compensation charges for 2012 and 2011 was $7,416,937 and $2,413,992, respectively. The increase of $5,002,945, or 207.2%, was primarily related to issuance to consultants for the efforts to help the company identify new clientele and investment projects; however, those consultants were contracted to provide services to the Company's subsidiaries whom the Company subsequently resolved to discontinue and dispose, accordingly, stock compensation that is typically amortized over the length of service has been accelerated because of the triggering event of disposition of business units.

Other income and (expenses) - net

Other income and (expenses) from continuing operations, net were (603,723) in 2012, a decrease of $4,964,619 or -113.8% from $4,360,896 in 2011. The decrease was primarily attributable to a smaller non cash gain from the change in fair value of warrants in the amount of $843,501 for 2012 as compared to the restated amount of $3,673,243 in 2011. See NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Correction of Prior Period Financial Statements for detailed explanation regarding the Company's accounting for its outstanding warrants. Other income and (expenses) - included one-time forgiveness of debt by T-Mobile of $853,788 in 2011 that did not reoccur in 2012. Also included in Other income and (expenses) - net was interest expense that the Company incurred for its loans, and such interest payments which increased dramatically year over year were $986,427 and $117,697 for 2012 and 2011, respectively.

Net loss

For 2012, Zoom's net loss was $32,452,511 as compared to the restated net income of $6,377,847 for 2011. Zoom experienced material one time losses as a result of its decision to discontinue and dispose of certain operations in the PRC and Hong Kong. The Company incurred a loss on disposal of $11,860,025 for the disposition of Profit Harvest and CDE based on the allocated sales proceeds of $23,000,000 million and net asset value of those entities at the date of disposition of $34,860,025. The Company also wrote off certain long lived assets of the TCB Digital which has been accounted for as a discontinued operation held for sale. The write offs were approximately $1.5 million. Also, related to the Company's decision to discontinue certain operations it wrote off all goodwill related to Jiangsu Leimone, Nollec, and CDE which was approximately $9.0 million. Also, as mentioned above, the Company accelerated the recognition of stock compensation expense that would typically be amortized, but because such expenses were related to discontinued operations, the Company recognized those expense in their entirety in 2012.

Other comprehensive income

For 2012, our other comprehensive income was $1,977,228 compared to $1,117,223 for 2011. Other comprehensive income resulted from foreign currency exchange changes particularly the Renminbi's appreciation against the US dollar resulting from our conversion of RMB into US$ for reporting; and we may report gain or loss depending on changes in the exchange rate.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, equity fundraising and short-term loans from domestic banks due in less than one year and with interest rates between 5.3% and 8.4%. As of December 31, 2012, we had cash and equivalents of $430,746, an increase of $216,063 from $214,683 as of December 31, 2011. We also had $19,044,294 in restricted cash at the end of 2012; such restricted cash were funds held in escrow related to the disposition of certain discontinued operations. Upon closing of these sales transactions, the funds will be released to the Company for use without any further restrictions.

The net cash used in operating activities in 2012 was $35,745,783, compared to the net cash used in operating activities for 2011 of $1,967,962. The net cash outflow from operating activities in 2011 was mainly due to the increased losses for 2012 including non-controlling interest totaling $9,339,862 in 2012 compared to $547,826 in 2011. The uses of cash included an increase in prepaid and other assets of $1,356,515. There was also a reduction of accounts payable of $3,876,099 that decreased the Company's cash position. Cash used in operating activities also included significant loans to related parties including SpreadZoom, Tianjin Leimone, and Nollec Wireless ("a discontinued operation"), totaling $29,561,132.

Net cash provided by investing activities was $31,418,655 in 2012 which primarily consisted of funds received from the buyers of the Company's discontinued operations deposited into escrows as restricted cash account of $31,740,490.

Net cash provided by financing activities was $4,543,111 in 2012 which included increased borrowings from the bank and related parties of $2,617,384 and $2,542,596, respectively. The Company also repaid $182,500 of the outstanding $500,000 note payable due to CNCG related to the Company's acquisition of Portables in 2011.

On a going forward basis, over the next 12 months, Zoom intends to deploy the cash raised in the sales of discontinued operating units to funds its future investments. Operational cash needs are expected to be funded through short-term loans and profits generated from business operations. The Company may or may not raise funds from the equity market within the year of 2013.

Off balance sheet arrangements

As of December 31, 2012, Zoom had no off balance sheet arrangements.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

Not required

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F-5
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011	F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012 and 2011	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-8
Notes to Consolidated Financial Statements	F-9 - F-43

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2012, and based on this evaluation, the Company's principal executive and financial officers concluded the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting ("ICFR") are effective.

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

An internal control material weakness is a significant deficiency, or aggregation of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. A significant deficiency is a deficiency, or a combination of deficiencies, ICFR that is less severe than a material weakness, yet important enough to merit attention by the Company's management. The Company's management assessed the effectiveness of the Company's ICFR and has determined that no material weakness existed as of December 31, 2012.

In March 2012, the Company hired a financial executive to join the management team in co-operation with the Company's Chief Financial Officer who is trained with the appropriate knowledge, experience, and training in the selection, application and implementation of US GAAP as it relates to complex transactions and financial reporting requirements. Furthermore, as result of the knowledge accumulated by the Company's finance staff, as a result of the Company being subject to financial statement audit under standards promulgated by the PCAOB and reported under US GAAP for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, of our operating subsidiaries, namely TCB Digital, Jiangsu Leimone, Profit Harvest and Nollec Wireless, we have developed a familiarity with the required regular application of accounting standards. Our Portables operating subsidiary has sufficient staff trained in US GAAP to carry out the appropriate selection and application of accounting standards under US GAAP. Moreover, some comprehensive measures have been continually implemented during the course and subsequent to 2012.

Management will continue to evaluate our internal control system and implement directives to remedy any deficiency that may be discovered within the current internal control systems. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2012, the company's ICFR was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

There were no changes in our ICFR during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth information regarding the current executive officers and members of the BOD.

DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers	Age	Position / Title

Lei Gu	49	Chairman, Director and Chief Executive Officer

Anthony K. Chan	58	Director and Chief Financial Officer

Augustine Lo	58	Director (1)

Chang Shan	53	Director (1)

Cheng Wang	57	Director (1)

Leo Li	55	Director

_______

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

Audit Committee and Compensation Committee. Mr. Lo is currently the chairperson, and Messrs. Shan and Wang are currently the members of both the Audit and Compensation Committees. The BOD determined that Mr. Lo qualifies as an "audit committee financial expert" as defined by applicable SEC rules. The audit committee met four times in 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Zoom directors and officers, as well as any person holding more than 10% of Zoom's Common Stock, are required to report initial statements of ownership of Zoom's securities and any subsequent changes in such ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and Zoom is required to disclose in this report any failure to file by these dates during 2011. Based on a review of such reports, and on written representations from reporting persons, Zoom believes that all Section 16(a) filing requirements were complied with during 2012.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2012 and 2011 for our principal executive officers.

Name and Principal Position	Year	Salary	Option or Stock Awards (3)(4)	All Other Compensation	Total
Lei Gu (1)(3)(4)(5)	2012	$279,000	$202,078	$0	$481,078
Chief Executive Officer	2011	$216,000	$107,524	$0	$323,524

Anthony K. Chan (2)(3)(4)(5)	2012	$219,000	$191,192	$0	$410,192
Chief Financial Officer	2011	$156,000	$123,475	$0	$279,475

_______

(1) Leo Gu became Chief Executive Officer of the Company on September 22, 2009.

2009.
(2) Anthony K. Chan became Chief Financial Officer of the Company on September 22, 2009.
(3) The value of stock awards granted to Messrs. Gu and Chan in 2012 were based on the market value of the stock as of the date of grant in the year 2011 which was $1.19 per share.
(4) Included were common stock granted to Messrs. Gu and Chan for their service as member of the Board of Directors; the value of such stock was based on the market price as of the date of grant which was $1.34 per share.
(5) Included were common stock granted to Messrs. Gu and Chan as replacement for the cancellation of all of their stock options; the value of such stock was based on the value of the market price as of the date of grant less the Black Scholes value of the cancelled options, which difference was $1.019 per share.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2012, after all options were cancelled in May 2012.

Outstanding Options Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options
Name	Exercisable Options	Unexercisable Options	Option Weighted Average Exercise Price		Option Expiration Date
Lei Gu	0	0	$	na	na
Anthony K. Chan	0	0	$	na	na

The above two executives were not granted stock options during the year ended December 31, 2012.

Outstanding Common Stock Awards as of December 31, 2012

Lei Gu	168,071
Anthony K. Chan	159,786

Option Exercises

Other information regarding options, including expiration of unexercised stock options can be found in the accompany notes to the financial statements Note 15 - Stock Options.

Employment, Termination and Change of Control Agreements

The employment status of the Company's executives is "at-will" with no long-term employment agreement.

Director Compensation

The following table sets forth information concerning the compensation of our Non-Executive Directors for 2012.

Name	Fees Earned or Paid in Cash	Stock Awards (4)	All Other Compensation	Total
Augustine Lo (1)	$0	32,500	0	$43,550
Chang Shan (1)	$0	27,500	0	$36,850
Cheng Wang (2)	$0	27,500	0	$36,850
Leo Li (3)	$0	27,500	0	$36,850

_____________

(1) Appointed director on September 22, 2009.
(2) Appointed director on November 19, 2009.
(3) Appointed director on October 18, 2011.
(4) The values of stock awards granted to Messrs. Lo, Shan, Wang and Li are based on the value of the stock as of the date of grant.

In 2012, the Company's compensation policy for non-executive directors includes no cash compensation and an annual grant of stock for their services over the next 12 months. The chairperson of the sub-committees of the board was granted 32,500 shares of common stock and other non-executive directors were granted 27,500 shares of common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of December 31, 2012 regarding the shares of our common stock available for grant or granted under stock option plans that were approved by our stockholders. Upon the adoption of the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan") on December 10, 2009, we had not issued any more equity-based awards from any of the previous plans that were approved and in place prior to the merger transaction with Gold Lion in September 2009.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	0	$0.00	0

Equity compensation plans approved by security holders(2)	1,810,000	$1.69	3,190,000
Total:	1,810,000	$1.69	3,190,000

_______

(1) Includes the following plans: 1990 Employee Stock Option Plan, 1991 Directors Stock Option Plan, 1998 Employee Equity Incentive Plan, each as amended.

(2) Includes 2009 Equity Incentive Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of March 28, 2013 by (i) each person who is known by Zoom to own beneficially more than five percent of Zoom's outstanding Common Stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On March 28, 2013 there were 29,526,848 issued and 29,525,168 outstanding shares of Zoom's Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner (1)(2)	Common stock beneficially owned

	Number	Percent
Lei Gu	5,163,347	17.49%
Anthony K. Chan	515,824	1.75%
Augustine Lo	83,500	*	%
Chang Shan	69,500	*	%
Cheng Wang	69,500	*	%
Leo Li	57,500	*	%
Spreadtrum Communications, Inc.	1,676,300	5.68%
All directors and executive officers as a group (of 5 persons)	7,635,471	25.86%

_______

* Less than one percent of shares outstanding.

(1) Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Zoom Technologies, Inc., Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027.<
(2) Includes options exercisable within 60 days, which there are none.

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

Change in control

Not applicable

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

Due from related parties

As of December 31, 2012 and 2011, due from related parties were:

Due from related parties - short term	December 31,	December 31,
	2012	2011
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$91,571	$167,172
Leimone (Tianjin) Industrial Co., Ltd.	11,034,982	7,242,536
Shenzhen Leimone	355,564	408,831
Raja R Amar - Chief Executive Officer of Portables	429,877	429,877
Spreadzoom	9,046,038	-
Others	5,993	495,119
Total due from related parties	$20,964,025	$8,743,535

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the year ended December 31, 2012 and 2011, the Company recorded total purchases from Tianjin Leimone of $138,791,684 and $93,076,912 respectively. As of December 31, 2012 and December 31, 2011, the amounts due from Tianjin Leimone of $11,034,982 and $7,242,536 represented advances for purchases arising in the normal course of business. Upon the completion of the sale of the discontinued operations, such related party transaction for the purchase of components or goods will significantly diminish and most likely cease. The Company also sold certain products to Tianjin Leimone of $14,493,905. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of December 31, 2012 and 2011, the balance of such loans was $11,495,490 and $6,765,308 respectively.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $355,564 and $408,831 as of December 31, 2012 and December 31, 2011 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. In addition, for the year ended December 31, 2012 and 2011, the Company recorded revenues from sales to Shenzhen Leimone of $18,799 and $20,339 respectively. For the three months ended December 31, 2012 and 2011, the Company recorded total revenue from sales to Shenzhen Leimone of nil and $153,695 respectively.

The amounts due from Raja R Amar are related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured. The Company recorded $429,877 due from Raja R. Amar at December 31, 2012.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. Such advances are only expected to occur during these early setup stages of the business because once the company becomes fully capitalized it will have sufficient working capital to procure components, and advances will be reimbursed in to the Company.

Due to related parties

As of December 31, 2012 and 2011, due to related parties were:

Due to related parties	December 31,	December 31,
	2012	2011
Mr. Lei Gu	$2,901,283	$2,788,635
Anthony Chan	358,814	-
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	-
Wireless Holdings of Northeast	117,600	117,600
Portables Unlimited International	3,779,864	2,633,147
Portables Unlimited Inc.	2,559,112	650,000
AUM Realty, Inc.	69,864	269,049
Others	-	283,942
Total due to related parties	$9,889,037	$6,742,373

Mr. Gu provides fund to the Company with no interest and are due on demand. As of December 31, 2012 and 2011, the balances of funds provided by Gu was $2,901,283 and $2,788,635 respectively.

Mr. Chan provides fund to the Company with no interest and are due on demand. As of December 31, 2012 and 2011, the balances of funds provided by Chan was $358,814 and nil, respectively.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for a total of $5,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of December 31, 2012 and December 31, 2011 was $3,779,864 and $2,633,147 respectively.

Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $2,559,112. The advance has an interest rate of 12% per annum and is due on demand.

AUM Realty, Inc. is controlled by certain member of Portables. The outstanding balance represents outstanding rent owed to AUM. The amounts are due upon demand. Refer to "Note 20 - Commitments" for more details.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom's principal accountants and independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP ("Marcum BP") and Goldman Kurland Mohidin LLP ("GKM"), for fiscal years 2012 and 2011, respectively.

FEE CATEGORY	Marcum BP, LLP 2012	GKM, LLP 2012	GKM, LLP 2011
Audit fees(1)	$320,000	$100,000	$508,000
Audit-related fees(2)	0		0
Tax fees(3)	0		0
All other fees(4)	0		0
Total fees	$320,000	$100,000	$508,000

_______

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

 :

 :

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

10.5

Common Stock Purchase Agreement, dated October 18, 2011, between the Company and Spreadtrum Communications, Inc., filed with the Quarterly Report on form 10-Q for the period ended September 31, 2011, filed with the SEC on November 15, 2011.

10.6	Order Approving Stipulation for Settlement of Claim by the Circuit Court of the Eleventh District in Miami-Dade County, Florida, filed with the Current Report on form 8-K, November 7, 2011.

10.7	Share Purchase Agreement dated December 31, 2012 between the Company and Beijing Zhumu Culture Communication Company, Ltd.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: April 15, 2013	By:	/s/ Lei (Leo) Gu
Lei Gu Chairman and CEO

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei (Leo) Gu	Chief Executive Officer and Chairman	April 15, 2013
Lei Gu

/s/ Anthony K. Chan	Chief Financial Officer and Director	April 15, 2013
Anthony K. Chan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Augustine Lo	Director	April 15, 2013
Augustine Lo

/s/ Chang Shan	Director	April 15, 2013
Chang Shan

/s/ Cheng Wang	Director	April 15, 2013
Cheng Wang

/s/ Leo Li	Director	April 15, 2013
Leo Li

ZOOM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F-5
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011	F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012 and 2011	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-8
Notes to Consolidated Financial Statements	F-9 - F-43

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders of
Zoom Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Zoom Technologies, Inc. Affiliates and Subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive income/(loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. Affiliates and Subsidiaries, as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein Pinchuk, LLP
Marcum Bernstein Pinchuk, LLP
New York, New York
April 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Zoom Technologies, Inc., Affiliates & Subsidiaries

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2011 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoom Technologies, Inc., Affiliates and Subsidiaries as of December 31, 2011 and the combined consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above were combined and consolidated as described in Note 1 to the financial statements.

As discussed in Note 25 to the financial statements certain amounts have been restated.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 16, 2012, except for Note 25, for which the date is April 14, 2013

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2012	2011
		(Restated)
ASSETS
Current assets
Cash and equivalents	$430,746	$214,683
Restricted cash	19,044,294	-
Accounts receivable, net	3,246,247	3,377,491
Inventories, net	928,881	700,488
Other receivables and prepaid expenses	4,514,434	327,952
Due from related parties	20,964,025	8,743,535
Current assets of discontinued operations, held for sale	144,751,290	115,142,591
Total current assets	193,879,917	128,506,740

Property, plant and equipment, net	2,376,639	3,110,802
Equipment deposit	35,249	101,859
Intangible assets	480,690	370,995
Long-term investments	11,912,956	-
Goodwill	27,031,492	36,332,497
Non-current assets of discontinued operations, held for sale	-	13,722,214
TOTAL ASSETS	$235,716,943	$182,145,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$3,519,999	$902,614
Accounts payable	6,409,278	9,994,990
Accrued expenses and other payables	3,814,647	4,822,050
Purchase deposit from buyer	8,740,490	-
Taxes payable	22,334	22,113
Due to related parties	9,889,037	6,742,373
Warrant liability	7,340	850,841
Current liabilities of discontinued operations	138,348,859	70,725,238
Total current liabilities	170,751,984	94,060,219

Long-term payables	-	145,000
Long-term notes payables	317,500	500,000
Non-current liabilities of discontinued operations	-	10,458
TOTAL LIABILITIES	171,069,484	94,715,677

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01, 29,320,848 shares issued and 29,319,168 shares outstanding at December 31, 2012; 23,865,723 shares issued and 23,864,043 shares outstanding at December 31, 2011.	293,192	238,640
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Shares to be issued	-	1,000
Additional paid-in capital	51,108,409	44,557,801
Statutory surplus reserve	702,539	682,528
Accumulated other comprehensive income	4,058,657	2,081,429
Retained earnings (deficit)	(4,098,798)	28,373,724
TOTAL STOCKHOLDERS' EQUITY	52,056,677	75,927,800

Non-controlling interest	12,590,782	11,501,630

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,716,943	$182,145,107

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011
		(Restated)
Net revenues	$49,773,552	$13,476,376
Cost of sales	40,813,304	11,185,774
Gross profit	8,960,248	2,290,602

Operating expenses:
Selling, general, and administrative expenses	10,088,605	4,785,332
Non-cash equity-based compensation	7,416,937	2,413,992
Total operating expenses	17,505,542	7,199,324

Loss from operations	(8,545,294)	(4,908,722)

Other income and (expenses)
Interest income	-	51
Interest expense	(986,427)	(117,697)
Change in fair value of warrants	843,501	3,673,243
Investment loss	(429,586)	-
Other income (expense), net	(31,211)	805,299
	(603,723)	4,360,896

Loss before income taxes and non-controlling interest	(9,149,017)	(547,826)

Income taxes for continuing operations	190,845	-

Loss before non-controlling interest from continuing operations	(9,339,862)	(547,826)

less: Income attributable to non-controlling interest of continuing operations	424,047	313,002

Loss attributable to Zoom Technologies, Inc. from continuing operations	(9,763,909)	(860,828)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	(11,178,671)	7,494,478
Loss on disposal, net tax	(11,860,025)	-

less: Income (loss) attributable to non-controlling interest from discontinued operations	(350,094)	255,803

Income (loss) attributable to Zoom Technologies, Inc. from discontinued operations	(22,688,602)	7,238,675

Net income (loss) attributable to Zoom Technologies, Inc.	$(32,452,511)	$6,377,847

Basic and diluted loss per common share from continuing operations:
Basic	$(0.36)	$(0.05)
Diluted	$(0.36)	$(0.05)

Basic and diluted income (loss) per common share from discontinued operations:
Basic	$(0.84)	$0.42
Diluted	$(0.84)	$0.36

Basic and diluted income (loss) per common share
Basic	$(1.20)	$0.37
Diluted	$(1.20)	$0.32

Weighted average common shares outstanding:
Basic	27,144,705	17,156,446
Diluted	27,144,705	20,110,099

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011

Net income (loss) attributable to Zoom Technologies, Inc.	$(32,452,511)	$6,377,847
Net income attributable to non-controlling interest	$73,953	$568,805

Other comprehensive income:
Foreign currency translation gain - Zoom Technologies, Inc.	1,977,228	1,117,223
Foreign currency translation gain - non-controlling interest	26,540	27,289

Comprehensive income (loss) Zoom Technologies, Inc.	$(30,475,283)	$7,495,070
Comprehensive income non-controlling interest	$100,493	$596,094

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Restated)

	Shares	Preferred stock	Shares	Common stock	Treasury stock	Shares to be issued	Additional paid in capital	Statutory surplus reserve	Accumulated other comprehensive income	Retained earnings (deficit)	Total	Non-controlling interest
Balance December 31, 2010	-	$-	15,273,892	$152,739	$(7,322)	$557	$37,915,977	$682,528	$964,206	$19,030,933	$58,739,618	$3,221,256
Adjustment for derivative accounting of warrants							(7,176,026)			2,651,942	(4,524,084)
Issuance of shares for services			200,000	2,000		300	430,158				432,458
Issuance for shares to be issued			85,665	857		(857)					-
Exercise of stock options			41,200	412			198,162				198,574
Exercise of warrant			1,000	10			3,730				3,740
Issuance of shares for cash			1,691,300	16,913			2,883,237				2,900,150
Acquisition of CDE			484,800	4,848			1,813,152				1,818,000
Acquisition of 55% equity of Portables			1,494,688	14,947			3,291,224				3,306,171	7,864,226
Issuance of shares for acquisition related expenses			583,333	5,833			746,667				752,500
Issuance of shares for payment to T-mobiles			2,978,165	29,781			2,536,503				2,566,284
Issuance of shares for bonus to management			1,030,000	10,300		1,000	(11,300)				-
Expenses overrecorded							165,057				165,057
Stock options expense				-			1,229,033				1,229,033
Foreign currency translation									1,117,223		1,117,223	27,289
Interest paid on behalf of TCB by related party							532,227				532,227	133,056
Net income										6,690,849	6,690,849	255,803
Balance December 31, 2011	-	$-	23,864,043	$238,640	$(7,322)	$1,000	$44,557,801	$682,528	$2,081,429	$28,373,724	$75,927,800	$11,501,630
		-
Balance December 31, 2011	-	$-	23,864,043	$238,640	$(7,322)	$1,000	$44,557,801	$682,528	$2,081,429	$28,373,724	$75,927,800	$11,501,630
Issuance of shares for services			4,907,200	49,072		726	6,432,653				6,482,451
Shares issued to replace cancelled options			302,800	3,028			140,378				143,406
Foreign currency translation									1,977,228		1,977,228	26,540
Shares issued against shares to be issued			172,625	1,726		(1,726)					-
Shares issued to employees			72,500	726							726
Stock option expense							790,355				790,355
Appropriations to statutory surplus reserves								20,011		(20,011)	-
Adjustment of ownership in Portables							(812,778)				(812,778)	988,659
Net loss										(32,452,511)	(32,452,511)	73,953
Balance December 31, 2012	-	$-	29,319,168	$293,192	$(7,322)	$-	$51,108,409	$702,539	$4,058,657	$(4,098,798)	$52,056,677	$12,590,782

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011
		(Restated)
Cash flows from operating activities:
Loss including non-controlling interest	$(9,339,862)	$(547,826)

Adjustments to reconcile loss including non-controlling interest to cash provided by (used in) operating activities:
Depreciation and amortization	1,209,846	108,222
Non-cash equity-based compensation	7,416,927	2,413,992
Provision for doubtful accounts	686,141	-
Loss on investment in joint venture	429,586	-
Fair value adjustment on warrants	(843,501)	(3,673,243)
Changes in operating assets and liabilities:
Accounts receivable	(554,897)	3,396,543
Inventories	(194,108)	310,705
Prepaid expenses and other assets	(1,356,515)	2,788,595
Accounts payable	(3,876,099)	(5,251,766)
Related parties-net	(29,561,132)	(464,441)
Accrued expenses and other current liabilities	237,831	(1,048,743)
Net cash used in operating activities	(35,745,783)	(1,967,962)

Cash flows from investing activities:
Purchase of property and equipment and other long-term assets	(321,835)	(58,105)
Cash received for the sale of disposed units	31,740,490	-
Net cash provided by (used in) investing activities	31,418,655	(58,105)

Cash flows from financing activities:
Issuance of shares for cash	-	3,102,464
Proceeds from short-term loans	2,617,384	(449,947)
Repayment on notes payable	(182,500)	(1,023,673)
Receipts from (payments to) related parties	2,542,596	-
Repayment on borrowing from related parties	(434,369)	(25,499)
Net cash provided by financing activities	4,543,111	1,603,345

Effect of exchange rate changes on cash & equivalents	80	417

Net increase (decrease) in cash and equivalents	216,063	(422,305)

Cash and equivalents, beginning balance	214,683	636,988

Cash and equivalents, ending balance	$430,746	$214,683

SUPPLEMENTARY DISCLOSURES:
Interest paid	$2,654,364	$1,324,331
Income tax paid	$2,802,488	$2,812,248

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
DECEMBER 31, 2012 AND 2011

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

Gold Lion had previously owned 100% of Profit Harvest Corporation Ltd, ("Profit Harvest"), a marketing and sales company organized and existing under the laws of Hong Kong. As disclosed in the Company's 8K filing on January 7, 2013, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. whereby its subsidiary, Gold Lion, on December 31, 2012, sold 100% of its interest in Profit Harvest for cash consideration of $23 million.

As of the date of the Merger, Mr. Gu owned 70.6% of the outstanding capital stock of Gold Lion. Mr. Du owned 29.4% of the outstanding capital stock of Gold Lion, which was pledged to Mr. Wei Cao.

On September 22, 2009, pursuant to the SEA and approval of the majority of the stockholders of the Company, the Company acquired from the Gold Lion shareholders 100% of Gold Lion's outstanding equity for 4,225,219 shares of the Company's common stock. As a result of this issuance, the former Gold Lion shareholders owned 69.3% of the outstanding stock of the Company and the transaction was recorded as a reverse acquisition. Prior to the Merger, the Company had 1,980,978 shares outstanding which were recapitalized as part of the Merger. The Company, which had an option to acquire an additional 29.0% of the outstanding capital stock of TCB Digital, pursuant to the SEA and the approval of the majority of the stockholders of the Company, agreed to provide the Company the option in exchange for the 2,402,576 shares of the Company's common stock. As of March 31, 2010, Mr. Gu exercised this option (See details in Section entitled "The Subsidiaries" below). As also disclosed in the Company's 8K filing dated January 7, 2013, as part of the Share Purchase Agreement with Beijing Zhumu Culture Communication Company, Ltd., the Company has agreed to sell TCB Digital for cash consideration of approximately $8.2 million. As of the issuance of these financial statements the closing of the sale of TCB Digital is still pending. Accordingly, as of December 31, 2012, the Company has accounted for TCB Digital as discontinued operations held for sale.

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

Pursuant to the terms of the Agreement, the Company purchased 100% of the outstanding stock of Silver Tech from KNH and BDF, the existing shareholders of Silver Tech, for $10.96 million, comprised of $1.37 million in cash and 1,342,599 newly issued unregistered shares of common stock of Zoom valued at $9.59 million at the weighted average closing price of shares for 10 days prior and leading up to the Agreement date. At the closing of the Acquisition on May 31, 2010, the Company issued 1,342,599 shares of its common stock and paid $500,000; the balance of $870,000 in cash will be paid in six equal installments over a period of three years. As of September 30, 2011, the Company owed three remaining payments of $145,000 each. The Company paid $145,000 in year 2012, $275,000 in year 2011, and $137,500 in 2010 and as of December 31, 2012, $290,000 was included in other payables. After the closing of the Acquisition on June 1, 2010, Silver Tech, Ever Elite and Nollec Wireless became wholly owned subsidiaries of Zoom. The Company determined the Acquisition did not require the preparation and filing of audited financial statements of Silver Tech under Rule 3-05(b)(2)(i) of Regulation S-X. As disclosed in the Company's 8K filing dated January 7, 2013, the Company has agreed to sell Ever Elite and Nollec Wireless for cash consideration of $0.5 million. As of the issuance of these financial statements the sale of Ever Elite, and its wholly owned subsidiary Nollec has been completed. Accordingly, as of December 31, 2012, the Company has accounted for Ever Elite as discontinued operations held for sale.

On January 4, 2011, pursuant to a share exchange agreement (the `Share Exchange Agreement") the Company acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in HK. The consideration was $1,818,000 in shares of common stock of the Company; the number of shares was calculated by dividing $1,818,000 by the higher of i) $3.75 per share or ii) the Volume Weighted Average Closing Price of the Company's shares for the 10 consecutive trading days leading up to the day before the date of the Share Exchange Agreement which was December 20, 2010. This resulted in the issuance of 484,800 shares of the Company's common stock to acquire CDE. CDE primarily focuses on development of video games and applications for mobile phones and mobile platforms. The Company acquired CDE through its wholly owned HK subsidiary, Profit Harvest. As disclosed above, the Company disposed of Profit Harvest on December 31, 2012, as CDE was wholly owned subsidiary of Profit Harvest, CDE was included as part of the disposition of Profit Harvest.

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

The Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. On April 13, 2012, the Company received notice that it was in default on the Securities Purchase Agreement. The Securities Purchase Agreement provides that if the Company was in default, the Company's ownership of Portables will be reduced and CNCG will be entitled to enforce certain rescission rights against the Company, as more fully described in the Securities Purchase Agreement. Also, in case of a default, Portables, CNCG and the other member of Portables may bring claims for indemnification against the Company for a breach under the Securities Purchase Agreement, as more fully described in the Securities Purchase Agreement. The Company's non-payment to Portables has reduced its percentage of ownership from 55.0% to 50.5%. Portables Unlimited Inc. owns 49.5% of Portables. As of June 30, 2012, the Company was in dispute with Portables Unlimited Inc. over the Company's percentage of ownership of Portables. The Company derecognized the $1,350,000 acquisition payable and does not expect to make payment for that liability. In the event that the Company is not able to maintain its majority ownership of Portables, the Company would account for its investment in Portables using the equity method of accounting. The Company was advised that on or about August 14, Portables Unlimited Inc., both individually and derivatively, filed an action in the Supreme Court of the State of New York, County of Nassau against the Company, its US subsidiary, and two officers of the Company. The Complaint seeks damages up to an aggregate amount of $5 million for breach of contract, and a declaration as to the percentage interest the Company retains in Portables Unlimited, Inc. equal to 46%. On and around October 4, 2012, the Company settled its dispute with Portables Unlimited Inc. and all the parties to the dispute agreed that the Company's and Portables Unlimited, Inc.'s ownership interests in Portables will be 50.1% and 49.9%, respectively.

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

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Beijing Nollec Wireless Company ("Nollec"), 80% of the outstanding equity interest of Tianjin Tongguang Group Digital Communication Company, Ltd. ("TCBD"), 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less transaction fees and bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this current report, the Purchaser has deposited the full amount of RMB 200 million into an escrow account, to be released to the Company upon the final closing of the Subsidiary Sale, which will be held 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale.

The Company's ownership interest in SpreadZoom, which owns and operates mobile phone manufacturing facilities in Tianjin, is not part of the Subsidiary Sale. In addition, the Company will, through Portables Unlimited, LLC, its U.S. based subsidiary, continue to operate the wholesale distributor business for T-Mobile products and services in the United States. The Company may make contracts with the Purchaser for future businesses.

The closing of the sale of Profit Harvest and CDE occurred on December 31, 2012; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013; the sale of TCBD is schedule to close in the second quarter of 2013. Results of operations from discontinued operations will accrue to the buyer beginning January 1, 2013.

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

Pursuant to the capital injection agreement ("the CIA") by and among Tianjin Communication and Broadcasting Group Co., Ltd. ("TCBGCL"), TCBGCL Labor Union, HebeiLeimone Science and Technology Co., Ltd. ("HebeiLeimone"), Tianjin 712 Communication and Broadcasting Co., Ltd. ("712"), Beijing Depu Investment Co., Ltd. ("Beijing Depu") and other natural person shareholders on May 8, 2007 and a resolution of the shareholder's meeting on June 30, 2007, HebeiLeimone, a company controlled by Gu, acquired 25.1% of TCB Digital from TCBGCL Labour Union and various natural person shareholders for RMB9,000,000, equivalent to USD $1,286,000. Pursuant to this CIA, HebeiLeimone and Beijing Depu, the companies controlled by Gu and Cao, were to invest RMB15,928,700 and RMB10,377,600 respectively in TCB Digital, bringing the total investment from HebeiLeimone and Beijing Depu to USD $4,679,111 (RMB35,306,300). After this investment was made as of June 30, 2007, HebeiLeimone and Beijing Depu held 36.0% and 15.0% respectively of TCB Digital, or 51.0% aggregate ownership in TCB Digital. Pursuant to an agreement dated June 30, 2007, Cao irrevocably pledged his 15.0% interest in TCB Digital through his ownership in Beijing Depu to Gu for a 29.4% stake in Gold Lion. As of March 31, 2010, Gu exercised his option to transfer an additional 29.0% of TCB Digital to the Company. The Company issued 2,402,576 common shares to Mr. Gu and his assignees as purchase consideration and 60,000 common shares to an investment banker as compensation for this transaction. The Company's ownership interest in TCB Digital was increased to 80% as of March 31, 2010. This transaction was recorded under SFAS No. 160 (Included in ASC 810 "Consolidation") "Noncontrolling Interests in Consolidated Financial Statements", an amendment of ARB No. 51, with the excess of fair value of shares over the carrying value of minority interests charged to additional paid in capital. During the three months ended June 30, 2010, the Company issued 2,462,576 shares.

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

Pursuant to the share transfer agreement by and among HebeiLeimone, Beijing Depu Investment Co., Ltd and Jiangsu Leimone, dated December 15, 2008, HebeiLeimone and Beijing Depu Investment Co., Ltd. transferred their 51.03% ownership of TCB Digital to Jiangsu Leimone on December 30, 2008.

Because TCB Digital and Profit Harvest were under common control with the Company since July 2007 and August 2007, respectively, the Company historically consolidated their financials at historical cost with the Company from the dates the Company acquired control.

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

On December 31, 2012, the Company accounted for the Share Purchase Agreement with Beijing Zhumu Culture Communication Company, Ltd. by classifying the assets and liabilities of TCBD, Ever Elite, and Nollec as current assets and current liabilities for discontinued operations held for sale on the Company's balance sheet for December 31, 2012. The Company has reclassified the assets and liabilities of TCBD, Ever Elite, Nollec, Profit Harvest and CDE at December 31, 2011 from detailed classifications to current and non-current assets and liabilities of discontinued operations held for sale. The Company's results of the years ended December 31, 2012 and 2011 include the profit and losses resulting from the business operations of TCBD, Ever Elite, Nollec, Profit Harvest, and CDE as Income (loss) from discontinued operations, net of tax. Results of operations attributable to the discontinued operations listed above have been reclassified from results from continuing operations to results of discontinued operations for comparative purposes. Please refer to "Note 23 - Discontinued Operations" for further details. The sale of Profit Harvest and CDE closed on December 31, 2012.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying consolidated balance sheet at December 31, 2011 includes the accounts of Gold Lion Holding Ltd, and its 100%-owned subsidiary Silver Tech, and its specifically formed wholly owned Zoom Sub which accounted for its ownership of Portables as 55.0% as continuing operations. The Company's consolidated balance sheet also included the accounts of Profit Harvest which wholly owns Celestial Digital Entertainment, indirectly held through Gold Lion, TCB Digital for which the Company owns 80% indirectly through Jiangsu Leimone, 100% of Ever Elite which wholly owns Nollec Wireless, indirectly held through Silver Tech, all as discontinued operations held for sale. The Company's consolidated results of operations for the year ended December 31, 2011 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub, and Portables; results of operations from Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital have been presented as discontinued operations.

The Company's accompanying consolidated balance sheet at December 31, 2012 includes the accounts of Gold Lion Holding Ltd, and its 100%-owned subsidiary Silver Tech, and its specifically formed wholly owned Zoom Sub which accounted for its ownership of Portables as 50.1% (reduced from 55.0%), as continuing operations. The Company's consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly through Jiangsu Leimone, 100% of Ever Elite which wholly owns Nollec Wireless, indirectly held through Silver Tech, all as discontinued operations held for sale. The Company's consolidated results of operations for the year ended December 31, 2012 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub, and Portables; results of operations from Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital have been presented as discontinued operations.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a new joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded a loss on investment in SpreadZoom for $429,586 for the year ended December 31, 2012. Refer to "Note 21 - Equity Method Investee: SpreadZoom" for details.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Management believes that the same is true at December 31, 2012 (See Note 20 for details).

Based on this assessment, management believes that AUM is not a VIE because the Company does not make decisions that have significant impact on the performance of AUM; therefore, it is not consolidated as a component of these consolidated financial statements. If the matter were to be assessed differently, these consolidated financial statements would have included AUM's assets (principally land and building), liabilities (principally loan payable) and expenses, with the excess of AUM's assets over liabilities shown as a "non-controlling interest". AUM guarantees $1.7 million of the $3 million line of credit with M&T Bank for Portables Unlimited, LLC.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The functional currency of the Company's continuing operation Jiangsu Leimone and its equity investment SpreadZoom is the Chinese Renminbi ("RMB"). The functional currency of the Company's continuing operations Portables and Zoom Sub is United States Dollars ("USD" or "$"). The functional currency of the Company's discontinued operations, TCB Digital and Nollec Wireless is the RMB. The functional currency of the Company's discontinued operations Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements are translated and presented in the reporting currency of USD.

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

Comprehensive Income

The Company follows the provisions of ASC 220 "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of December 31, 2012, management concluded that the allowance for doubtful accounts, as disclosed in "Note 5 - Accounts Receivable," was adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been materials amount of capitalized interest for the year ended December 31, 2012 and 2011.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performed annual reviews of its long-lived assets at December 31, 2012 and 2011. In 2012, the Company determined that certain fixed assets and goodwill were impaired based on the disposal of certain operations.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company recorded impairment of goodwill related to the following subsidiaries: Jiangsu Leimone, CDE and Silver Tech. See "Note 3 - Merger and Acquisitions" for details.

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

The Company's discontinued operation, Nollec Wireless is in the mobile phone design, software integration and mobile solution R&D business, Nollec Wireless, recognizes revenue under the percentage of completion method ASC Topic 605- 35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and all the following conditions exist:

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

The Company's discontinued operation CDE is in the business of video games and applications for mobile phones and mobile platforms development. Revenue is recognized in accordance with ASC 985-605-55-125. Cost of Software Development Revenue is accounted for under ASC 985-20 to be sold, leased or otherwise marketed.

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

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2012 and 2011. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination as of December 31, 2012.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company that do not meet the capitalization criteria of ASC 840 "Leases", are accounted for as operating leases. Rental payables under operating leases are expensed on the straight-line basis over the lease term.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation dates. When the Company's results from operations are a net loss, dilutive securities are not included in diluted loss per share because they would be considered anti-dilutive.

Fair Values of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures", defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2012 and 2011 are as follows:

	Carrying Value	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,803,966	$430,746	$-	$-
Restricted cash	$16,410,824	$19,044,294	$-	$-
Warrants	$327,763	$-	$7,340	$-

	Carrying Value	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,131,109	$214,683	$-	$-
Restricted cash	$15,507,408	$-	$-	$-
Warrants	$850,841	$-	$850,841	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of December 31, 2012 and December 31, 2011, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

The following is a summary of certain accounting pronouncements with application to our consolidated financial statements in future periods.

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt these amendments in the fourth quarter of 2013.

NOTE 3 - MERGER AND ACQUISITIONS

The Company acquired 100% equity in Silver Tech on May 31, 2010. As of May 31, 2010, the net assets of Silver Tech were $2,564,160. The purchase consideration was $10,960,000 which resulted in goodwill of $8,395,840. As of December 31, 2012, the Company has taken action to dispose of Silver Tech's operating subsidiaries Ever Elite and Nollec, accordingly, all goodwill related to Silver Tech has been written off.

The Company acquired 100% ownership of CDE on January 4, 2011. As of January 4, 2011, the net assets of CDE were $(43,409). The purchase consideration was $1,818,000 which resulted in goodwill of $1,861,409. The Company acquired CDE to broaden and deepen its knowledge base towards software solutions for mobile handsets. CDE has designed games for iOS and Android platforms for several years. The accumulated knowledge and source codes can be useful to the Company in integrating and testing operating systems with the hardware that the Company produces. As of December 31, 2012, as part of the Company's disposal of Profit Harvest the Company has indirectly disposed of CDE, accordingly, all of the goodwill related to CDE has been written off.

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

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, Portables had the financial position of a net liability of $9,290,241. The purchase consideration was $9,851,486 which resulted in goodwill of $27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world. The Company's ownership in Portables has been reduced to 50.1% as of December 31, 2012.

The following table summarizes the fair market values assigned to the assets acquired and liabilities assumed from Portables as of October 11, 2011:

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

The following table summarizes goodwill as of December 31, 2012 and December 31, 2011 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, CDE, and Portables:

	December 31,			December 31,			December 31,
	2010	Additions	Impairment	2011	Adjustment	Impairment	2012
Jiangsu Leimone	$103,057	$-	$(103,057)	$-	$-	$-	$-
Silver Tech	8,395,840	-	-	8,395,840	-	(8,395,840)	-
CDE	-	1,861,409	(930,705)	930,704	-	(930,704)	-
Portables	-	27,005,953	-	27,005,953	25,539	-	27,031,492
	$8,498,897	$28,867,362	$(1,033,762)	$36,332,497	$25,539	$(9,326,544)	$27,031,492

During the year ended December 31, 2012, after considering markets conditions and the performance of those subsidiaries listed above, and the decision to dispose of certain operations, the Company wrote off all the goodwill associated with Jiangsu Leimone, Silver Tech, and CDE. The Company also performed a cash flow analysis of its investment in Portables and determined that no impairment was necessary as of December 31, 2012. The Company continues to closely monitor its subsidiaries when major events occur that may cause the carrying value of the goodwill associated with the above subsidiaries to be impaired.

Pro-forma results of operations reflecting acquisitions made in 2011

The net revenue and net loss arising from acquisitions made in 2011 that are included in the Company's consolidated income statement for the year ended December 31, 2011 are $13,476,376 and $695,559, respectively. The following summary of the audited consolidated results of operations and the unaudited pro forma results of operations of the Company for the years ended December 31, 2012 and 2011 is presented using the assumption that the acquisitions made in 2011 were completed as of January 1, 2010. These pro-forma results of the Group have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the significant acquisitions occurred as of January 1, 2010, nor is it indicative of future operating results.

The unaudited pro forma financial information shown below does not attempt to project the future results of operations of the combined entity.

	For the Years Ended December 31,
	2012	2011
	Consolidated	Proforma Combined
	Results of Operations	Results of Operations
	ZOOM	ZOOM	Portables			Proforma	Proforma
	(Historical)	(Historical)	(Historical)	Note		Adjustments	Combined
	(Audited)	(Audited)	(Unaudited)			(Unaudited)	(Unaudited)
Net revenues	$49,773,552	$-	$79,379,429		$		$79,379,429
Cost of sales	40,813,304	-	67,870,728				67,870,728
Gross profit	8,960,248	-	11,508,701				11,508,701

Operating expenses:
Selling, general, and administrative expenses	10,088,605	2,454,199	10,841,571	(a) (b)		3,100,000	16,395,770
Non-cash equity-based compensation	7,416,937	2,413,992	-				2,413,992
Total operating expenses	17,505,542	4,868,191	10,841,571				18,809,762

Income (losss) from operations	(8,545,294)	(4,868,191)	667,130				(7,301,061)

Other income and (expenses)
Interest income	-	51	-				51
Interest expense	(986,427)	-	(810,920)				(810,920)
Change in fair value of warrants	843,501	3,673,243	-				3,673,243
Investment loss	(429,586)	-	-				-
Other income (expense), net	(31,211)	(48,488)	868,908				820,420
	(603,723)	3,624,755	57,988				3,682,743

Income (loss) before income taxes and non-controlling interest	(9,149,017)	(1,243,436)	725,118				(3,618,318)

Income taxes for continuing operations	190,845	-	-				-

Income (loss) before non-controlling interest from continuing operations	(9,339,862)	(1,243,436)	725,118				(3,618,318)

less: Income attributable to non-controlling interest of continuing operations	424,047	-	-	(c)		326,303	326,303

Income (loss) attributable to Zoom Technologies, Inc. from continuing operations	$(9,763,909)	$(1,243,436)	$725,118			$(326,303)	$(3,944,621)

Basic and diluted loss per common share from continuing operations:
Basic	$(0.36)						$(0.23)
Diluted	$(0.36)						$(0.23)

Weighted average common shares outstanding:
Basic	27,144,705						17,156,446
Diluted	27,144,705						17,156,446

Note:
(a) $2,400,000 employment retention bonus of key officers of Portables
(b) $700,000 of merger and acquisitions related costs including but not limited to legal and professional fees
(c) Apportionment of income based on non-controlling interest equity interest of 45% for 2011

NOTE 4 - RESTRICTED CASH

Restricted cash was part of the funds deposited with the Company for the sale of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. The funds become unrestricted upon closing of the disposition transaction.

NOTE 5 - ACCOUNTS RECEIVABLE

As of December 31, 2012 and 2011, the Company's accounts receivable consisted of the following:

	December 31,	December 31,
	2012	2011

Accounts receivable	$4,032,656	$4,205,447
less: Allowance for doubtful accounts	(786,409)	(827,956)
Accountants receivable, net	$3,246,247	$3,377,491

NOTE 6 - INVENTORIES

Inventories, by major categories, as of December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011

Finished goods	$928,881	$700,488
	928,881	700,488
less: Write down for obsolete inventories	-	-
Inventories, net	$928,881	$700,488

NOTE 7 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of December 31, 2012 and 2011, the Company's other receivables and prepaid expenses consisted of the following:

	December 31,	December 31,
	2012	2011

Deposit	$90,091	$94,809
Prepaid expenses	116,381	233,143
Other	4,307,962	-
Total other receivables and prepaid expenses	$4,514,434	$327,952

The balance of $4,307,962 labeled as "Other" is primarily comprised of receivables of $4,297,253 and $10,323 owed to the Company by Profit Harvest and CDE, respectively. These balances arose in the normal course of business where the Company paid for expenses and professional fees on behalf of Profit Harvest and CDE. Profit Harvest and CDE were previously subsidiaries of the Company. As of December 31, 2012, they have been sold to Beijing Zhumu Culture Communication Company, Ltd. These amounts are expected to be recovered by the Company.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2012 and 2011 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2012	2011

Machinery and equipment	4-6 years	$1,103,169	$1,260,286
Electronic equipment	4-6 years	89,645	88,749
Transportation equipment	4-6 years	50,248	49,746
Leasehold improvements	5 years	2,791,278	2,414,701
Computer equipment	4-6 years	255,406	262,807
Office equipment	4-6 years	256,828	237,358
Total		4,546,574	4,313,647
less: Accumulated depreciation		(2,169,935)	(1,202,845)
Property, plant and equipment, net		$2,376,639	$3,110,802

Depreciation for the year ended December 31, 2012 and 2011 was $1,079,888 and $139,361 respectively.

The Company signed an agreement with Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") to construct a manufacturing plant on June 26, 2010 for $15,063,000 (RMB 99,591,000). The contract included land use rights for 46,021 square meters and space of 21,029 square meters. At December 31, 2011, the Company had paid to Tianjin Leimone $10,170,809 (RMB 64,734,150). During the year ended Dec 31, 2012, the Company incorporated a new joint venture, SpreadZoom Technologies Co., Ltd., that will be the entity to legally hold title to the Company's new factory. The Company believes the valuation of the assets and economic benefits derived from the Company's ownership via the newly formed entity remained unchanged. See Note 27 - SpreadZoom Investment for details. The deposit paid to Tianjin Leimone was repaid to the Company and immediately used to capitalize SpreadZoom and then subsequently paid back to Tianjin Leimonefor the factory that will owned by SpreadZoom. As disclosed in Note 27, SpreadZoom began operations. The Company recorded a loss on investment of $429,586 for the year ended December 31, 2012.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by LeimoneTianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The outcome of the dispute is still pending decision from the courts from the 2nd Mid-Level People's Court of Tianjin City. The Company is currently unable to determine the probability that it will be successful in this claim. During the quarter ended December 31, 2012, the Company received notice from the courts in Tianjin that it had made a ruling; however, the counterparty has appealed the Court's ruling. As of December 31, 2012, further judgment on the counterparty's appeal is still pending.

NOTE 9 - INTANGIBLE ASSETS

As of December 31, 2012 and 2011, the Company's intangible assets were summarized as follows:

	Estimated	December 31,	December 31,
	Useful life	2012	2011

Domain name, logo and trade mark	Indefinite	$349,600	$349,600
Customer list	15 years	1,269,416	1,269,416
Total cost		1,619,016	1,619,016
less: Accumulated amortization		(1,138,326)	(1,248,021)
Intangible assets, net		$480,690	$370,995

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo & trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the year ended December, 2012 and 2011 was $129,958 and $63,546 respectively. The estimated amortization for the next five years as of December 31, 2012 and thereafter is expected to be as follows by years:

2013	$8,739
2014	8,739
2015	8,739
2016	8,739
2017	8,739
Thereafter	87,395
Total	$131,090

NOTE 10 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of December 31, 2012 and 2011, the Company's short term loans consisted of the following:

	December 31,	December 31,
	2012	2011

M&T Bank line of credit for up to $3.0 million is collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited, Inc. (the 49.9% owner of Portables); at 1 month LIBOR plus 3.00%.	$2,994,999	$-
SKAVYNIA HOLDINGS LTD	525,000	854,469
DYNACOM LLC	-	48,145
	$3,519,999	$902,614

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of December 31, 2012 and 2011, due from related parties were:

Due from related parties - short term	December 31,	December 31,
	2012	2011
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$91,571	$167,172
Leimone (Tianjin) Industrial Co., Ltd.	11,034,982	7,242,536
Shenzhen Leimone	355,564	408,831
Raja R Amar - Chief Executive Officer of Portables	429,877	429,877
Spreadzoom	9,046,038	-
Others	5,993	495,119
Total due from related parties	$20,964,025	$8,743,535

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. For the year ended December 31, 2012 and 2011, the Company recorded total purchases from Tianjin Leimone of $138,791,684 and $93,076,912 respectively. As of December 31, 2012 and December 31, 2011, the amounts due from Tianjin Leimone of $11,034,982 and $7,242,536 represented advances for purchases arising in the normal course of business. Upon the completion of the sale of the discontinued operations, such related party transaction for the purchase of components or goods will significantly diminish and most likely cease. The Company also sold certain products to Tianjin Leimone of $14,493,905. In addition, Tianjin Leimone borrowed money from the Company and these borrowings bore no interest. As of December 31, 2012 and 2011, the balance of such loans was $11,495,490 and $6,765,308 respectively.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $355,564 and $408,831 as of December 31, 2012 and December 31, 2011 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. In addition, for the year ended December 31, 2012 and 2011, the Company recorded revenues from sales to Shenzhen Leimone of $18,799 and $20,339 respectively. For the three months ended December 31, 2012 and 2011, the Company recorded total revenue from sales to Shenzhen Leimone of nil and $153,695 respectively.

The amounts due from Raja R Amar are related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured. The Company recorded $429,877 due from Raja R. Amar at December 31, 2012.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. Such advances are only expected to occur during these early setup stages of the business because once the company becomes fully capitalized it will have sufficient working capital to procure components, and advances will be reimbursed in to the Company.

Due to related parties

As of December 31, 2012 and 2011, due to related parties were:

Due to related parties	December 31,	December 31,
	2012	2011
Mr. Lei Gu	$2,901,283	$2,788,635
Anthony Chan	358,814	-
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	-
Wireless Holdings of Northeast	117,600	117,600
Portables Unlimited International	3,779,864	2,633,147
Portables Unlimited Inc.	2,559,112	650,000
AUM Realty, Inc.	69,864	269,049
Others	-	283,942
Total due to related parties	$9,889,037	$6,742,373

Mr. Gu provides fund to the Company with no interest and are due on demand. As of December 31, 2012 and 2011, the balances of funds provided by Gu was $2,901,283 and $2,788,635 respectively.

Mr. Chan provides fund to the Company with no interest and are due on demand. As of December 31, 2012 and 2011, the balances of funds provided by Chan was $358,814 and nil, respectively.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for a total of $5,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of December 31, 2012 and December 31, 2011 was $3,779,864 and $2,633,147 respectively.

Portables received advances from one of its non-controlling owner, Portables Unlimited, Inc., totaling $2,559,112. The advance has an interest rate of 12% per annum and is due on demand.

AUM Realty, Inc. is controlled by certain member of Portables. The outstanding balance represents outstanding rent owed to AUM. The amounts are due upon demand. Refer to "Note 20 - Commitments" for more details.

NOTE 12 - LONG-TERM NOTES PAYABLE
	December 31,	December 31,
	2012	2011

CNCG, as part of the consideration payable to the sellers in our acquisition of
Portables, from October 11, 2011 to October 11, 2014 with interest at 2%	$317,500	$500,000

The Company repaid $182,500 of the outstanding note payable to CNCG on October 5, 2012.

NOTE 13 - STOCKHOLDERS' EQUITY

COMMON STOCK

On November 12, 2012, the Company issued 100,000 shares of its common stock to consultants for the service period from November 1, 2012 to October 31, 2013. These shares were valued at $0.80 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $13,333 for the year ended December 31, 2012, and the balance of deferred expenses related to such shares at December 31, 2012 was $66,667 for these issuances.

On October 8, 2012, the Company issued 10,000 and 30,000 shares of its common stock to legal counsel for services rendered and a consultant for the service period from October 1, 2012 to September 30, 2013, respectively. These shares were valued at $0.90 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $9,000 and $6,750 for the year ended December 31, 2012, and the balance of deferred expenses related to such shares at December 31, 2012 was $0 and $20,250 for these issuances, respectively.

On September 6, 2012 and July 2, 2012, the Company issued 72,500 shares and 137,625 shares, respectively, of its common stock to the employees of its Nollec Wireless subsidiary in lieu of cash salaries. The 72,500 shares were valued at $0.98 per share, the closing price on the date of Board Approval, and were issued for services from September 2012 onwards for 3 years. The 137,625 shares were valued at $1.03 per share, the closing price on the date of Board Approval, and were issued for services within the second quarter of 2012. The Company recorded non-cash compensation expense of $7,894 for the year ended December 31, 2012, for these issuances.

On June 25, 2012, the Company issued 35,000 shares of its common stock to a consultant for services from June 2012 onwards for 1 year. These shares were valued at $1.07 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $21,846 for the year ended December 31, 2012 for this issuance, and the balance of deferred expenses related to such shares at December 31, 2012 was $15,604.

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

On May 22, 2012, the Company issued 4,497,200 shares of its common stock to consultants for their services over the next four years beginning with the second quarter of 2012. The shares were valued at $1.12 per share, the closing price on the date of Board Approval. The projects these consultants are pursuing include but are not limited to marketing our ODM business to large Southeast Asian customers, sales of our own brand and ODM products to private companies and government supported programs in China aimed at various demographic sectors of the domestic mobile market, and other cooperative ventures with the three mobile operators of the PRC. The Company recorded $944,412 of non-cash compensation expense for this issuance for the quarter ended December 31, 2012; and the outstanding deferred expenses related to such shares at December 31, 2012 was $4,092,452.

On February 28, 2012, the Company issued to members of the Board of Directors a total of 170,000 shares of its common stock at a then fair value of $1.34. The Company recorded $227,800 of non-cash compensation expense for this issuance for the quarter ended December 31, 2012. The outstanding deferred expense related to such shares at December 31, 2012 was $0.

On October 4, 2011, the Board of Directors approved a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued on February 28, 2012. The Company recorded non-cash compensation expense of $384,200 for the year ended December 31, 2012. The outstanding deferred expense related to such shares at December 31, 2012 was $864,450.

On November 29, 2011, the BOD approved a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. For the year ended December 31, 2012, we recorded non-cash compensation expense of $79,000 and deferred expenses of $72,417.

As result of the disposition of certain business operations, the Company accelerated the amortization for certain non-cash stock based compensation expenses related to stock awards issued to certain consultants for services rendered to the Company's disposed business operations. The accelerated recognition resulted in the Company fully recognizing the unamortized balance related to those awards. The Company recorded an additional expense of $4,324,212 during the year ended December 31, 2012 related to the accelerated amortization of these stock awards.

NOTE 14 - WARRANTS

The Company granted Series A, B, C, D and E warrants to the accredited investors as part of its private placement offering on October 16, 2009 and November 18, 2009.

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

The following summary represents warrants activity during the year ended December 31, 2012:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Warrants	Price	Value
Balance, December 31, 2011	8,638,604	$2.30	$-
Granted	-	-
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2012	8,638,604	$2.30	$-

The following presents warrants summary as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants	8,638,604	2.09 years	$2.30	8,638,604	$2.30

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

NOTE 15 - STOCK OPTIONS

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

There was no options activity for the year ended December 31, 2012 under the previous plan.

STOCK OPTIONS - The 2009 Equity Incentive Compensation Plan

On October 11, 2011, the Company's BOD approved of the granting of 1,500,000 options to employees and executives of Portables Unlimited LLC, the Company's newly acquired subsidiary, with the exercise prices of $1.83 and $3.75 per share, with 25% of the options vesting immediately and the balance equally per quarter over three years. These options expire in four years.

On October 8, 2012, the Company's BOD approved of the re-pricing of 1,200,000 out of the above-mentioned 1,500,000 options from the exercise price of $3.75 to $1.83 per share.

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

On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees, and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval, which is considered the market price at that time. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there is an extra non-cash compensation expense of $159,715 for the quarter ended December 31, 2012.

The following summary represents options activity during the year ended December 31, 2012 under the New Plan.

	Under		Weighted Average	Aggregate
	Previous		Exercise	Intrinsic
	Plan		Price	Value
Balance, December 31, 2011	129,350		$1.80	$-
Granted	-		-
Lapsed	(129,350)		-
Exercised	-		-
Cancelled	-		-
Balance, December 31, 2012	-	$	n.a.	$-

The following represents options summary as of December 31, 2012 under the New Plan.

	Under	Weighted Average	Aggregate
	Previous	Exercise	Intrinsic
	Plan	Price	Value
Balance, December 31, 2011	3,557,000	$3.02	$-
Granted	-	-
Lapsed	(408,000)	3.02
Exercised	-	-
Cancelled	(1,339,000)	3.02
Balance, December 31, 2012	1,810,000	$1.69	$-

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	1,810,000	2.46 years	$1.69	1,060,000	$1.60

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

For the re-pricing of the 1,200,000 options on October 8, 2012, from the exercise price of $3.75 to $1.83 per share, the Company determined the incremental fair value of $0.058 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $0.90, expected life of 3 years, volatility of 39.22% and discount rate of 0.35%.

The Company recorded $950,623 of non-cash compensation expense related to stock options for the year ended December 31, 2012. As of December 31, 2012, there was $563,302 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

As result of the disposition of certain business operations, the Company accelerated the amortization for certain non-cash stock option based compensation expenses for grants issued to employees at those disposed business operations. The accelerated recognition resulted in the Company fully recognizing the unamortized balance related to those grants. The Company recorded an additional expense of $292,384 during the year ended December 31, 2012 related to the accelerated amortization of these stock option grants.

NOTE 16 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $1.38 million at December 31, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

The discontinued operations of TCB Digital and Nollec Wireless, and the continuing operation of Jiangsu Leimone are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Jiangsu Leimone is exempt from income tax in PRC for two years starting from the first profitable year or the year 2008, whichever is earlier, and is subject to a 50% exemption on normal income tax rate for the following three years.  2012, is the last year that Jiangsu Leimone will afforded the 50% exemption from PRC incomes taxes.

SpreadZoom in subject to the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on profit that is reported in the statutory financial statements after appropriate tax adjustments.

Nollec Wireless is exempt from income tax in PRC for two years starting from 2008, and is subject to a 50% exemption on normal income tax rate for three years starting from 2010 and is subject to normal income tax rate from 2013.

Since Nollec has pre-tax loss for the year period ended December 31, 2012, the Company's net income and earnings per share had no effect due to its income tax exemption.

The discontinued and disposed operations Profit Harvest and CDE are governed by the Income Tax Law of Hong Kong, which is generally subject to tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments.

Portables is governed by the Income Tax Law of United States; however, because Portables is a pass through entity for tax purposes, tax liabilities are the responsibility of its members. Therefore, Zoom Sub, which is responsible to report and make payments on its portion of income generated by Portables is subject to a graduated statutory tax rate of 34%.

TCB Digital had pre-tax losses of $1,576,014 and $99,012 for the years ended December 31, 2012 and 2011 respectively, while Jiangsu Leimone had pre-tax losses of $950,231 and $835,956 for the year ended December 31, 2012 and 2011 respectively, while Profit Harvest had pre-tax profit of $243,801 and $13,014,499 for the years ended December 31, 2012 and 2011 respectively, while Nollec Wireless had pre-tax losses of $1,389,389 and $1,853,953 for the year ended December 31, 2012 and 2011, respectively, while CDE had pre-tax profit of $354,299 and pre-tax loss of $202,424 for the year ended December 31, 2012 and 2011, respectively, while Portables had pre-tax profit of $849,793 and $695,559 for the years ended December 31, 2012 and 2011, respectively.

U.S. NOL carry forwards are only those arising after September 22, 2009, which was the date when a more-than-50% ownership change occurred.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss	$511,035	$-
less: Valuation allowance	(511,035)	-
Total deferred tax assets	-	-

Deferred tax liabilities:	-	-
Deferred tax assets, net	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
US statutory rates	34.00%	34.00%
Tax rate difference	-2.09%	-9.65%
Valuation allowance	-38.74%	-67.52%
State taxes	-4.51%	0.00%
Non-taxable income of pass through entity	6.82%	43.17%
Tax per financial statements	-4.52%	0.00%

NOTE 17 - STATUTORY RESERVES

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

In accordance with Chinese Company Law, the Company allocated 10% of its net income to surplus. For the year ended December 31, 2012 and 2011, the Company appropriated $20,011 and $0 to statutory surplus reserve respectively. As of December 31, 2012 and December 31, 2011, the Company's statutory surplus reserve was $702,539 and $682,528 respectively.

NOTE 18 - CONCENTRATION DISCLOSURE

  During the reporting periods, the customers accounting for 10% or more of the Company's consolidated sales was T Mobile USA.

  During the reporting periods, the suppliers accounting for 10% or more of the Company's consolidated purchases from continuing operations was T-Mobile USA.

NOTE 19 - OPERATING RISK

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

NOTE 20 - COMMITMENTS

Operating lease commitments

On July 7, 2005, a related party, AUM Realty, LLC ("AUM"), purchased real property consisting of a building and parking lot located in Nanuet, New York for $2,050,000. A member of the Company, entered into a sublease agreement with AUM for the same period as the lease agreement, expiring in July 2015, which requires minimum monthly rent payments and all operating expenses and Real Estate Property Tax payments. In addition, AUM borrowed $1,628,000 from a bank secured by a first mortgage on the property. This loan is guaranteed by the Company's member. As of March 27, 2012 the Chase Mortgage was paid in full in order for the property to be used as collateral in the amount of $1.7M for a Line of Credit for the Company. The mortgage balance that resulted in this transaction is now due to Portables Unlimited, LLC in the amount of $885,000. AUM continues to pay down this balance at $15,000 per month as per the agreement.

Beginning January 1, 2009, the Company entered into a sublease agreement with its member on a month-to-month basis for this property.

The Company also leases two other warehouses and 13 retail stores and kiosks. These leases require monthly payments and expire at various dates through 2017. The Company has operating agreements in place with the all of the retail stores and kiosks whereby independent third parties (the "operators") operate the retail locations and provide specific services as outlined in the operating agreements. The leases for these locations remain in the name of the Company but are subleased by the operators of the locations. Rent expense is being recorded using the straight-line basis over the term of the leases.

The future minimum annual rental commitments as of December 31 are as follows:

Operatings Leases
Year
2013	1,108,958
2014	602,966
2015	225,255
Total minimum lease payments	$1,937,179

NOTE 21 - EQUITY METHOD INVESTEE: SPREADZOOM

On May 10, 2012, the Company along with Spreadtrum Communications (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000). As of December 31, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,358 (RMB 78,000,000). The Company has committed to invest an additional 10,117,700 (RMB 64,100,000) in SpreadZoom. The Company's capital contribution to SpreadZoom of $11,912,956 was primarily comprised of rights to the deposits made for the construction of the new factory in Tianjin that as of December 31, 2011, was valued at $10,170,809. The balance of $1,742,147 was a refund of a prepayment for the purchase raw material in the ordinary course of business made to Leimone (Tianjin) Industrial Co., Ltd., a related party who is also the general contractor for the construction of the new factory. See details described in Note 11 Construction in Progress - Related Party. SpreadZoom is still in the initial phases of setup and registration. Management and control of the business have not been fully determined. As of December 31, 2012, the Company has used the equity method to account for its investment in SpreadZoom and has recorded and loss from investment of $423,586.

Financial Position of SpreadZoom	December 31, 2012

Current assets	$42,772,581
Non-current assets	1,775,661
Total assets	$44,548,242

Current liabilities	$27,839,474
Non-current liabilities	-
Total liabilities	$27,839,474

Net asset value	$16,708,768

Results of Operations of SpreadZoom	For the Year Ended December 31,
2012
Net revenues	$46,025,192
Cost of goods sold	45,859,806
Gross profit	165,386

Operating expenses	1,327,593

Operating loss	(1,162,207)

Other income (expenses), net	255,721

Income (loss) before taxes	(906,486)

less: Provision for income taxes	-

Net loss	$(906,486)

Investment loss attributable to Zoom Technologies, Inc.	$(429,586)

NOTE 22 - OTHER INCOME (EXPENSE)

Other income and expense is comprised of the following:

	For the Years Ended December 31,
	2012	2011
Forgiveness of debt by creditor	$-	$853,787
Other expense	31,211	(48,488)
	$31,211	$805,299

NOTE 23 - DISCONTINUED OPERATIONS

On December 31, 2012, the Company announced its plan to dispose of certain assets in order to raise cash, and redeploy cash for investment in North America.

Results of Operations of Discontinued Operations	For the Years Ended December 31,
	2012	2011
Net revenues	$329,099,574	$292,898,012
Cost of goods sold	313,699,749	269,993,629
Gross profit	15,399,825	22,904,383

Operating expenses	24,463,419	11,138,484

Operating income (loss)	(9,063,594)	11,765,899

Other income (expenses), net	(1,936,953)	(1,963,851)

Income (loss) before taxes from discontinued operations	(11,000,547)	9,802,048

less: Provision for income taxes	178,124	2,307,570

Income (loss) from discontinued operations, net of tax	$(11,178,671)	$7,494,478

Basic and diluted income (loss) per common share from discontinued operations:
Basic	$(0.84)	$0.42
Diluted	$(0.84)	$0.36

	December 31,	December 31,
Financial Position of Discontinued Operations	2012	2011

Assets of Discontinued Operations
Current assets of discontinued operations, held for sale
Cash and equivalents	$3,245,529	$916,426
Restricted cash	64,467,142	15,507,408
Accounts receivable, net	35,642,961	46,022,936
Inventories, net	7,059,829	2,369,513
Purchase deposit	-	8,549,315
Other receivables and prepaid expenses	10,580,693	9,456,086
Advance to suppliers	3,004,016	9,833,984
Notes receivable	548,218	1,086,606
Due from related parties	18,322,784	21,252,288
Costs in excess of revenue - R&D contracts	-	91,880
Deferred tax assets, net		56,149
Property, plant and equipment, net	1,293,689	-
Construction in progress deposit - related parties	243,747	-
Intangible assets	342,682	-
	144,751,290	115,142,591
Non-current assets of discontinued operations, held for sale
Property, plant and equipment, net	-	3,149,872
Construction in progress deposit - related parties	-	10,170,809
Intangible assets	-	401,533
	-	13,722,214

Total Assets of Discontinued Operations	$144,751,290	$128,864,805

Liabilities
Current liabilities of discontinued operations
Short-term loans	$21,187,680	$25,502,729
Notes payable	28,156,022	29,443,650
Accounts payable	16,255,076	9,082,972
Accrued expenses and other payables	1,013,986	610,583
Advances from customers	1,039,775	1,112,180
Taxes payable	(2,341,883)	4,265,196
Interest payable	110,835	85,323
Dividends payable	628,890	622,605
Due to related parties	72,298,478	-
	138,348,859	70,725,238

Non-current liabilities of discontinued operations
Long-term loan	-	10,458

Total Liablities of Discontinued Operations	138,348,859	70,735,696

Net Assets of Discontinued Operations	$6,402,431	$58,129,109

Calculation of Loss on Disposition Operating Units

Sales proceeds	$23,000,000
less: Net asset value	34,860,025
Loss on disposal	11,860,025

Tax effect	-

Loss on disposal, net tax	$11,860,025

Financial Position of Disposed Operating Units	December 31,
	2012
	Profit Harvest	CDE	Total

Current assets	$63,926,764	$106,781	$64,033,545
Non-current assets	1,818,000	18,684	1,836,684
Total assets	65,744,764	125,465	65,870,229

Current liabities	30,992,395	17,809	31,010,204
Non-current liabities	-	-	-
Total liabilities	30,992,395	17,809	31,010,204

Net asset value	$34,752,369	$107,656	$34,860,025

The sale of all of the business operations to Beijing Zhumu Culture Communication Company, Ltd. covered in the Share Purchase Agreement as described in "Note 1 - Organization and Nature of Business Operations" was for approximately $31.7 million (RMB 200 million) in sales proceeds. The Share Purchase Agreement covers the sale of several business operations in different jurisdictions, with differing regulatory requirements regarding the purchase and sale of businesses. The table of above details the portion of the transaction related to the sale of Profit Harvest and CDE, which closed on December 31, 2012, for proceeds of $23.0 million. The portion of the sale covered in the Share Purchase Agreement for Ever Elite and Nollec Wireless generated proceeds of $500,000. This sales transaction closed on April 5, 2012. For details refer to "Note 24 - Subsequent Event". The balance of the sales proceeds, approximately $8.2 million will be allocated to TCB Digital upon the closing of that transaction, which is expected in the second quarter of 2013.

NOTE 24 - SUBSEQUENT EVENT

The sale of Ever Elite and Nollec Wireless closed on April 5, 2013. The sales proceed for the disposition of Ever Elite and Nollec Wireless was $500,000. The results of operations for Ever Elite and Nollec Wireless will accrue to the buyer beginning January 1, 2013.

The sale of TCBD is scheduled to close in the second quarter of 2013.

NOTE 25 - CORRECTION OF ERROR FOR ACCOUNTING OF WARRANTS AS DERIVATIVE SECURITIES

Zoom management discovered during the quarter ended September 30, 2012 that in accordance with ASC 815 (formerly EITF 07-5) the Company had incorrectly accounted for warrants issued in the years 2009 and 2010 as equity.  Series A, C, F, and related placement agent warrants contained anti-dilution provision that according to the above guidance required that these derivative securities be accounted for as liabilities and marked to market at each reporting period.  The Series G, and related placement agent warrants contained change of control provisions that required that the warrants be accounted for as liabilities because the securities were no longer indexed to the Company's stock; rather there were characteristics that required them to be accounted for as standalone securities that are considered liabilities to the Company. As a result the financial statements for 2011 have been restated as follows:

	December 31, 2011
	As Previously		As Currently
	Reported	Adjustment	Reported
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Warrant liability	$-	$850,841	$850,841

Total current liabilities	93,209,378	850,841	94,060,219

TOTAL LIABILITIES	93,864,836	850,841	94,715,677

STOCKHOLDERS' EQUITY

Additional paid-in capital	53,133,895	(7,176,026)	45,957,869

Retained earnings	22,048,539	6,325,185	28,373,724

TOTAL STOCKHOLDERS' EQUITY	$76,778,641	$(850,841)	$75,927,800

For the Year Ended
December 31, 2011
Net income attributable to Zoom Technologies, Inc. (As Previously Reported )	$3,017,606
Change in warrant liability - (Restated)	3,673,243
less: Income attributable to noncontrolling interest of continuing operations	313,002
Net income attributable to Zoom Technologies, Inc., (As Restated and Reported)	$6,377,847

The Company assessed the value of these warrants by using the binomial lattice model. When the Company valued the warrants it used the following assumptions as part of inputs into the valuation model: US treasury rate of 0.34% as a measure of the risk free rate of return. The Company also used the mean of the annualized standard deviation of the log normal returns of comparable companies in the same line of business as measure of volatility which was 43.74% at December 31, 2011. The Company controls whether dilution may occur, so it did not add additional assumptions regarding dilutive events into the future discrete outcomes found in the model. The warrants values were adjusted for the dilutive effect as ratio of the outstanding common stock at the time of measurement. In determining the probabilities of an up movement or down movement in the discrete outcomes, as well as the related magnitude of such up or down movements, the Company used a Cox-Ross-Rubenstein approach in applying the binomial lattice model.

These corrections will be made to applicable prior period financial information in future filings with the SEC including this filing.