Form 10-Q
period 2013-03-31
ZOOM TECHNOLOGIES INC
filed 2013-05-20
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

(845) 507-8200
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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of May 20, 2013 is 29,525,168.

Zoom Technologies, Inc.
and Subsidiaries

FORM 10-Q

For March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$212,665	$430,746
Restricted cash	19,149,140	19,044,294
Accounts receivable, net	2,566,950	3,246,247
Inventories, net	446,416	928,881
Other receivables and prepaid expenses	4,232,796	4,514,434
Due from related parties	20,967,777	20,964,025
Current assets of discontinued operations, held for sale	175,950,575	144,751,290
Total current assets	223,526,319	193,879,917

Property, plant and equipment, net	2,392,429	2,376,639
Equipment deposit	35,249	35,249
Intangible assets	477,439	480,690
Long-term investments	11,660,368	11,912,956
Goodwill	27,031,492	27,031,492
TOTAL ASSETS	$265,123,296	$235,716,943

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	3,600,596	3,519,999
Accounts payable	4,964,714	6,409,278
Accrued expenses and other payables	3,983,448	3,814,647
Purchase deposit from buyer	8,740,490	8,740,490
Taxes payable	22,457	22,334
Due to related parties	8,152,524	9,889,037
Warrant liability	13,715	7,340
Current liabilities of discontinued operations	169,860,070	138,348,859
Total current liabilities	199,338,014	170,751,984

Long-term loans	1,863,897	-
Long-term notes payables	317,500	317,500
TOTAL LIABILITIES	201,519,411	171,069,484

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01, 29,526,848 shares issued and 29,525,168 shares outstanding at March 31, 2013; 29,320,848 shares issued and 29,319,168 shares outstanding at December 31, 2012.	295,252	293,192
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Additional paid-in capital	51,300,193	51,108,409
Statutory surplus reserve	702,539	702,539
Accumulated other comprehensive income	4,390,530	4,058,657
Accumulated deficit	(5,561,303)	(4,098,798)
TOTAL STOCKHOLDERS' EQUITY	51,119,889	52,056,677

Non-controlling interest	12,483,996	12,590,782
TOTAL EQUITY	$63,603,885	$64,647,459

TOTAL LIABILITIES AND EQUITY	$265,123,296	$235,716,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net revenues	$7,365,230	$16,082,335
Cost of sales	5,893,746	13,338,448
Gross profit	1,471,484	2,743,887

Operating expenses:
Selling, general, and administrative expenses	2,098,166	2,470,904
Non-cash equity-based compensation	193,844	434,249
Total operating expenses	2,292,010	2,905,153

Loss from operations	(820,526)	(161,266)

Other income and (expenses)
Interest income	-	6
Interest expense	(219,826)	(111,117)
Change in fair value of warrants	(6,375)	(116,953)
Investment loss	(252,588)	-
Other income (expense), net	7,874	4,091
Other income (expense), net	(470,915)	(223,973)

Loss before income taxes and noncontrolling interest	(1,291,441)	(385,239)

Income taxes for continuing operations	2,250	-

Loss before noncontrolling interest from continuing operations	(1,293,691)	(385,239)

less: (Loss) income attributable to noncontrolling interest of continuing operations	(151,873)	239,742

Loss attributable to Zoom Technologies, Inc. from continuing operations	(1,141,818)	(624,981)

Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(358,568)	1,087,685

less: Loss attributable to noncontrolling interest from discontinued operations	(37,881)	(62,228)

(Loss) income attributable to Zoom Technologies, Inc. from discontinued operations	(320,687)	1,149,913

Net (loss) income attributable to Zoom Technologies, Inc.	$(1,462,505)	$524,932

Basic and diluted loss per common share from continuing operations:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Basic and diluted (loss) income per common share from discontinued operations:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Basic and diluted (loss) income per common share
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02

Weighted average common shares outstanding:
Basic	29,467,946	23,958,988
Diluted	29,467,946	24,020,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net (loss) income attributable to Zoom Technologies, Inc.	$(1,462,505)	$524,932
Net (loss) income attributable to noncontrolling interest	$(189,754)	$177,514

Other comprehensive income:
Foreign currency translation gain - Zoom Technologies, Inc.	331,873	309,578
Foreign currency translation gain - noncontrolling interest	82,968	21,273

Comprehensive (loss) income Zoom Technologies, Inc.	$(1,130,632)	$834,510
Comprehensive (loss) income noncontrolling interest	$(106,786)	$198,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Loss before noncontrolling interest from continuing operations	$(1,293,691)	(385,239)

Adjustments to reconcile income including non-controlling interest to cash provided by (used in) operating activities:
Depreciation and amortization	75,024	94,297
Non-cash equity-based compensation	193,844	434,249
Provision on accounts receivable	45,000	9,047
Loss on investment in joint venture	252,588	-
Fair value adjustment on warrants	6,375	116,953
Changes in operating assets and liabilities:
Accounts receivable	634,297	(5,386,470)
Inventories	482,465	12,531
Advances to suppliers	(33)	353,231
Prepaid expenses and other assets	144,239	(13,827)
Accounts payable	(1,444,778)	976,077
Related parties-net	(1,521,793)	(2,738,781)
Accrued expenses and other current liabilities	306,338	4,648,599
Net cash used in operating activities	(2,120,125)	(1,879,333)

Cash flows from investing activities:
Purchase of property and equipment and other long-term assets	(87,563)	(111,865)
Net cash used in investing activities	(87,563)	(111,865)

Cash flows from financing activities:
Proceeds from loans	2,500,000	1,697,306
Repayment of loans	(555,506)	-
Receipt from related parties	45,080	215,751
Payments to related parties	-	(125,000)
Net cash provided by financing activities	1,989,574	1,788,057

Effect of exchange rate changes on cash & equivalents	33	89

Net decrease in cash and equivalents	(218,081)	(203,052)

Cash and equivalents, beginning of period	430,746	214,684

Cash and equivalents, end of period	$212,665	$11,632

SUPPLEMENTARY DISCLOSURES:
Interest paid	$219,826	$-
Income tax paid	$2,250	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
MARCH 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

The Acquisition

Zoom Technologies, Inc. (the "Company") was incorporated in the state of Delaware on February 29, 2002. Until September 22, 2009, the Company was engaged in the design, production, marketing, sales, and support of broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products.

On September 22, 2009, the Company consummated a share exchange transaction and acquired all the outstanding shares of Gold Lion Holding Limited ("Gold Lion"), a company incorporated in the British Virgin Islands ("BVI"), and its subsidiaries Jiangsu Leimone Electronics Co. Ltd ("Jiangsu Leimone"), Tianjin Tong Guang Group Digital Communication Co., Ltd ("TCB Digital") both incorporated in the (People's Republic of China, ("PRC"), and Profit Harvest Corporation Limited ("Profit Harvest") incorporated in Hong Kong. In connection with the share exchange transaction, the Company spun off its then-existing business to its stockholders, by distributing and transferring all assets and liabilities to its then subsidiary, Zoom Telephonics, Inc., and issuing shares of its then operating subsidiary as a dividend to its stockholders. The subsidiaries of Gold Lion were engaged in the manufacture design, sale and manufacture of mobile devices and handsets in China.

On June 1, 2010, Zoom pursuant to a share exchange agreement dated April 29, 2010, acquired 100% of the shares of Silver Tech Enterprises Ltd, incorporated in the BVI and its wholly owned subsidiaries Ever Elite Corporation Limited, incorporated in Hong Kong, and Nollec Wireless Company Ltd., ("Nollec Wireless"), incorporated in the PRC. Nollec Wireless is engaged in mobile phone and wireless communication device design.

On January 4, 2011, pursuant to a share exchange agreement, the Company via Profit Harvest acquired 100% ownership of Celestial Digital Entertainment, Ltd., ("CDE") a mobile platform video game development company based in Hong Kong.

On October 11, 2011, the Company and Zoom USA Holdings, Inc., a newly formed wholly- owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), one of the largest wholesale distributors and direct retailers of T-Mobile products in the United States. Subsequent to the purchase of the 50% stake in ownership from CNCG, the Company increased its stake in Portables to 50.1% by injecting additional capital.

Disposition

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Beijing Nollec Wireless Company ("Nollec"), 80% of the outstanding equity interest of Tianjin Tongguang Group Digital Communication Company, Ltd. ("TCBD"), 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less and bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this current report, the Purchaser has remitted the entire amount of RMB 200 million to the Company. A portion of the funds, approximately RMB 80 million, was released to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjian Leimone as detailed in "Note 11 - Related Party Transactions". Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying condensed consolidated balance sheet at March 31, 2013 and December 31, 2012, include the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its specifically formed, wholly owned subsidiary, Zoom Sub which accounted for its ownership of Portables as 50.1%, as continuing operations. The Company's condensed consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly through its indirectly held, 100% of Ever Elite which wholly owns Nollec Wireless, indirectly held through Silver Tech, all of which have been classified as discontinued operations held for sale.

The Company's condensed consolidated results of operations for the three months ended March 31, 2013 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub, and Portables; results of operations from Ever Elite, Nollec Wireless, and TCB Digital have been presented as discontinued operations. The Company's condensed consolidated results of operations for the three months ended March 31, 2012 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub, and Portables; results of operations from Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital have been presented as discontinued operations.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a new joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded a loss on investment in SpreadZoom for $252,588 for the three months ended March 31, 2013. Refer to "Note 22 - Equity Method Investee: SpreadZoom" for details.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Management believes that the same is true at March 31, 2013 (See "Note 21 - Commitments" for details).

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The functional currency of the Company's continuing operation Jiangsu Leimone and its equity investment SpreadZoom is the Chinese Renminbi ("RMB"). The functional currency of the Company's continuing operations Portables and Zoom Sub is United States Dollars ("USD" or "$"). The functional currency of the Company's discontinued operations, TCB Digital and Nollec Wireless is the RMB. The functional currency of the Company's discontinued operations Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements are translated and presented in the reporting currency of USD.

The interim condensed consolidated financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's consolidated financial position as of March 31, 2013, its consolidated results of operations for the three months ended March 31, 2013 and 2012, and its consolidated cash flows for the three months ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China, Hong Kong and the United States. Cash accounts in China and Hong Kong are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of March 31, 2013, management concluded that the allowance for doubtful accounts, as disclosed in "Note 5 - Accounts Receivable" was adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets. See "Note 8 - Property, Plant and Equipment" for details.

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been material amounts of capitalized interest for the three months ended March 31, 2013.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company last performed annual reviews of its long-lived assets at December 31, 2012 and 2011. In 2012, the Company determined that certain fixed assets and goodwill were impaired based on the disposal of certain operations. The Company has determined there have not been any triggering events during the three months ended March 31, 2013 that would require the Company to perform review for impairment of its long lived assets.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company recorded impairment of goodwill related to the following subsidiaries: Jiangsu Leimone, CDE, and Silver Tech. See "Note 3 - Merger and Acquisitions" for details.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2012 and 2011. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination as of March 31, 2013.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with the provisions of ASC 260 "Earnings Per Share". ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

The basic and diluted loss per common share from continuing operations for the periods ended March 31, 2013 and 2012 were $0.04 and $0.03, respectively. The basic and diluted loss per common share from discontinued operations was $0.01 for the period ended March 31, 2013 and the basic and diluted income per common share from discontinued operations was $0.05 for the period ended March 31, 2012.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2013 and December 31, 2012 are as follows:

	Carrying Value	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$212,665	$212,665	$-	$-
Restricted cash	$19,149,140	$19,149,140	$-	$-
Warrants	$13,715	$-	$13,715	$-
	Carrying Value	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$430,746	$430,746	$-	$-
Restricted cash	$19,044,294	$19,044,294	$-	$-
Warrants	$7,340	$-	$7,340	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of March 31, 2013 and December 31, 2012, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

NOTE 3 - MERGER AND ACQUISITIONS

The Company acquired 100% equity in Silver Tech on May 31, 2010. As of May 31, 2010, the net assets of Silver Tech were $2,564,160. The purchase consideration was $10,960,000 which resulted in goodwill of $8,395,840. As of December 31, 2012, the Company has taken action to dispose of Silver Tech's operating subsidiaries Ever Elite and Nollec; accordingly, all goodwill related to Silver Tech has been written off.

The Company acquired 100% ownership of CDE on January 4, 2011. As of January 4, 2011, the net liabilities of CDE were $43,409. The purchase consideration was $1,818,000 which resulted in goodwill of $1,861,409. As of December 31, 2012, as part of the Company's disposal of Profit Harvest the Company has indirectly disposed of CDE, accordingly, all of the goodwill related to CDE has been written off.

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, Portables' liabilities exceeded its assets by $9,290,241. The purchase consideration was $9,851,486 which resulted in goodwill of $27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world. The Company's ownership in Portables has been reduced to 50.1% as of December 31, 2012.

The following table summarizes goodwill as of March 31, 2013 and December 31, 2012 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, and CDE:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	1,861,409	1,861,409
Portables	27,031,492	27,031,492
Total	37,391,798	37,391,798
Less: Impairment	(10,360,306)	(10,360,306)
Total goodwill	$27,031,492	$27,031,492

The Company continues to closely monitor its subsidiaries when major events occur that may cause the carrying value of the goodwill associated with the above subsidiaries to be impaired.

NOTE 4 - RESTRICTED CASH

Restricted cash was part of the funds deposited with the Company for sale to Beijing Zhumu Culture Communication Company, Ltd. of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. The funds become unrestricted upon closing of the disposition transaction.

NOTE 5 - ACCOUNTS RECEIVABLE

As of March 31, 2013 and December 31, 2012, the Company's accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$3,402,407	$4,032,656
less: Allowance for doubtful accounts	(835,457)	(786,409)
Accountants receivable, net	$2,566,950	$3,246,247

NOTE 6 - INVENTORIES

Inventories, by major categories, as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Finished goods	$446,416	$928,881
less: Write down for obsolete inventories	-	-
Inventories, net	$446,416	$928,881

NOTE 7 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of March 31, 2013 and December 31, 2012, the Company's other receivables and prepaid expenses consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Deposit	$93,353	$90,091
Advance to employees	522	-
Prepaid expenses	188,840	116,381
Others	3,950,081	4,307,962
Total other receivables and prepaid expenses	$4,232,796	$4,514,434

The balances of $3,950,081 and $4,307,962 labeled as "Others" as of March 31, 2013 and December 31, 2012 were primarily comprised of receivables of $3,949,693 and $4,297,253 owed to the Company by Profit Harves that arose in the normal course of business where the Company paid for expenses and professional fees on behalf of Profit Harvest. Profit Harvest was previously a subsidiary of the Company. In 2012, it was sold to Beijing Zhumu Culture Communication Company, Ltd. These amounts are expected to be recovered by the Company.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2013 and December 31, 2012 consisted of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2013	2012
		(Unaudited)
Machinery and equipment	4-6 years	$1,109,206	$1,103,169
Electronic equipment	4-6 years	90,138	89,645
Transportation equipment	4-6 years	50,525	50,248
Leasehold improvements	5 years	2,864,328	2,791,278
Computer equipment	4-6 years	255,406	255,406
Office equipment	4-6 years	271,453	256,828
Total		4,641,056	4,546,574
less:Accumulated depreciation		(2,248,627)	(2,169,935)
Property, plant and equipment, net		$2,392,429	$2,376,639

Depreciation for the three months ended March 31, 2013 and 2012 was $71,773 and $91,046 respectively.

NOTE 9 - INTANGIBLE ASSETS

As of March 31, 2013 and December 31, 2012, the Company's intangible assets were summarized as follows:

	Estimated	March 31,	December 31,
	Useful life	2013	2012
		(Unaudited)
Domain name, logo and trade mark	Indefinite	$349,600	$349,600
Customer list	15 years	1,269,416	1,269,416
Total cost		1,619,016	1,619,016
less: Accumulated amortization		(1,141,577)	(1,138,326)
Intangible assets, net		$477,439	$480,690

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo and trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the three months ended March, 2013 and 2012 was $3,251 and $3,251 respectively. The estimated amortization for the next five years as of March 31, 2013 and thereafter is expected to be as follows by years:

Remainder of 2013	$5,488
2014	8,739
2015	8,739
2016	8,739
2017	8,739
Thereafter	87,395
Total	$127,839

NOTE 10 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of March 31, 2013 and December 31, 2012, the Company's short term loans consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
M&T Bank line of credit for up to $3.0 million is collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited, Inc. (the 49.9% owner of Portables); at 1 month LIBOR plus 3.00%.	$2,488,424	$2,994,999
SKAVYNIA HOLDINGS LTD	525,000	525,000
M&T Bank short term portion of $2.5 million loan at 1-month LIBOR plus 3.50% due in 4 years from February 5, 2013, amortizing monthly.	587,172	-
Total	$3,600,596	$3,519,999

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of March 31, 2012 and December 31, 2012, due from related parties were:

	March 31,	December 31,
Due from related parties	2013	2012
	(Unaudited)
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$71,809	$91,571
Leimone (Tianjin) Industrial Co., Ltd.	11,075,639	11,034,982
Shenzhen Leimone	344,414	355,564
Raja R Amar - Chief Executive Officer of Portables	429,877	429,877
Spreadzoom	9,046,038	9,046,038
Others	-	5,993
Total due from related parties	$20,967,777	$20,964,025

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. As of March 31, 2013 and December 31, 2012, the amounts due from Tianjin Leimone of $11,075,639 and $11,034,982 represented advances for purchases arising in the normal course of business for transaction prior to December 31, 2012. The difference in balances between March 31, 2013 and December 31, 2012, represents the fluctuation of exchange rates between the functional and reporting currency.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $344,414 and $355,564 as of March 31, 2013 and December 31, 2012 was a loan to Shenzhen Leimone for setup costs. Our Chairman, Mr. Gu, plans to personally fund the cost of equipment as his investment into Shenzhen Leimone and become the controlling shareholder of Shenzhen Leimone. The difference in the balances from March 31, 2013 and December 31, 2012 represents payment made by Shenzhen Leimone to the Company to reduce its outstanding balance.

The amount of $429,877 due from Raja R Amar at March 31, 2013 and December 31, 2012, is related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. The difference in balances between March 31, 2013 and December 31, 2012, represents the fluctuation of exchange rates between the functional and reporting currency. Such advances are only expected to occur during these early setup stages of the business because once the company becomes fully capitalized it will have sufficient working capital to procure components, and advances will be reimbursed in to the Company.

Due to related parties

As of March 31, 2013 and December 31, 2012, due to related parties were:

	March 31,	December 31,
Due to related parties	2013	2012
	(Unaudited)
Mr. Lei Gu	$2,901,283	$2,901,283
Anthony Chan	397,901	358,814
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Wireless Holdings of Northeast	117,600	117,600
Portables Unlimited International	1,304,864	3,779,864
Portables Unlimited, Inc.	2,559,112	2,559,112
AUM Realty, Inc.	63,364	69,864
Total due to related parties	$7,446,624	$9,889,037

Mr. Gu provides fund to the Company with no interest and are due on demand. As of March 31, 2013 and December 31, 2012, the balances of funds provided by Gu was $2,901,283 and $2,901,283 respectively.

Mr. Anthony Chan provides fund to the Company with no interest and are due on demand. As of March 31, 2013 and December 31, 2012, the balances of funds provided by Chan were $397,901 and $358,814, respectively.

In January 2011, the Portables entered into a line of credit agreement with a Portables Unlimited International for a total of $5,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of March 31, 2013 and December 31, 2012 was $1,304,864 and $3,779,864 respectively.

Portables received advances from its non-controlling owner, Portables Unlimited, Inc., totaling $3,265,012 and $2,559,112 at March 31, 2013 and December 31, 2012. These advances carry an interest rate of 12% per annum and are due on demand.

AUM Realty, Inc. is controlled by certain member of Portables. The outstanding balance represents outstanding rent owed to AUM. The amounts are due upon demand. Refer to "Note 21 - Commitments" for more details.

NOTE 12 - LONG-TERM NOTES PAYABLE

The note was issued to CNCG as part of its acquisition of Portables, with an original face amount of $500,000, term from October 11, 2011 to October 11, 2014, and annual interest rate of 2%. On October 5, 2012, the Company repaid $182,500 of the outstanding principle.

NOTE 13 - LONG-TERM LOANS

On February 5, 2013, Portables entered into a loan agreement with M&T Bank for a monthly amortizing loan for $2,500,000 with an interest rate of 1-month LIBOR plus 3.50%. The loan matures in four years from date of inception.

As of March 31, 2013, the outstanding balance of the loan is $2,451,069 of which $587,172 has been classified as short term and $1,863,897 has been classified as long term.

NOTE 14 - STOCKHOLDERS' EQUITY

COMMON STOCK

On January 25, 2013 the Company issued 186,000 shares of its common stock to its Board of Directors for the service period from January 1, 2013 to December 31, 2013. These shares were valued at $0.65 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $30,225 for the three months ended March 31, 2013. At March 31, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $90,675.

On January 25, 2013 the Company issued 20,000 shares of its common stock to consultants for the service period from January 1, 2013 to December 31, 2013. These shares were valued at $0.65 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $3,250 for the three months ended March 31, 2013. At March 31, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $9,750.

On November 12, 2012, the Company issued 100,000 shares of its common stock to consultants for the service period from November 1, 2012 to October 31, 2013. These shares were valued at $0.80 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $20,000 for the three months ended March 31, 2013. At March 31, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $46,667.

On October 8, 2012, the Company issued 30,000 shares of its common stock to legal counsel for services rendered and a consultant for the service period from October 1, 2012 to September 30, 2013, respectively. These shares were valued at $0.90 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $6,750 for the three months ended March 31, 2013. At March 31, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $13,500.

On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees, consultants and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval. Based on the difference between the market value of the shares and the Black- Scholes value of the cancelled options as of May 22, 2012, there is an incremental non-cash compensation expense of $308,553 to be recorded over the service period.

On October 4, 2011, the Board of Directors approved a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued on February 28, 2012. The Company recorded non-cash compensation expense of $79,050 for the three months ended March 31, 2013. At March 31, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $632,400.

On November 29, 2011, the BOD approved a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. For the three months ended March 31, 2013, the Company recorded non-cash compensation expense of $19,750. At March 31, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $52,667.

NOTE 15 - WARRANTS

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

The following summary represents warrants activity during the three months ended March 31, 2013:

		Weighted	Aggregate
	Number of	Average Exercise	Intrinsic
	Warrants	Price	Value
Balance, December 31, 2012	8,638,604	$2.30	$-
Granted	-	-
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2013	8,638,604	$2.30	$-

The following presents warrants summary as of March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants	8,638,604	1.84 years	$2.30	8,638,604	$2.30

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

NOTE 16 - STOCK OPTIONS

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

On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees, and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval, which is considered the market price at that time. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there was no extra non-cash compensation expense for the three months ended March 31, 2013.

The following summary represents options activity during the three months ended March 31, 2013 under the New Plan.

	Under New Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2012	1,810,000	$1.69	$-
Granted	100,000	0.65
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2013	1,910,000	$1.64	$-

The following represents options summary as of March 31, 2013 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	1,910,000	2.30 years	$1.64	1,060,000	$1.60

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

On February 14, 2013, the Company's BOD approved of the granting of 100,000 options to an employee with an exercise price of $0.65, with monthly vesting beginning in February 2013. The options expire four years from the date of grant. The Company determined the grant date fair value of 100,000 options of $0.17 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $0.65 per share, exercise price of $0.65 per share, expected life of 4.00 years, volatility of 32.48% and discount rate of 0.64%.

The Company recorded $34,819 of non-cash compensation expense related to stock options for the three months ended March 31, 2013. As of March 31, 2013, there was $247,074 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

NOTE 17 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $1.89 million and $1.38 million at March 31, 2013 and December 31, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Nollec had pre-tax loss for the three months ended March 31, 2013. The Company's net income and earnings per share had no effect due to its income tax exemption.

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

U.S. NOL carryforwards are only those arising after September 22, 2009, which was the date when a more-than-50% ownership change occurred.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss	$310,093	$511,035
less: Valuation allowance	(310,093)	(511,035)
Total deferred tax assets	-	-

Deferred tax liabilities:	-	-
Deferred tax assets, net	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the years ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
US statutory rates	34.00%	34.00%
Tax rate difference	-1.98%	-2.12%
Valuation allowance	-24.01%	-74.63%
State taxes	-0.17%	0.00%
Non-taxable income of pass through entity	-8.01%	42.75%
Tax per financial statements	-0.17%	0.00%

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

As of March 31, 2013 and December 31, 2012, the Company's statutory surplus reserve was $702,539 and $702,539 respectively.

NOTE 19 - CONCENTRATION DISCLOSURE

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

  Exchange risk

The Company cannot guarantee the Renminbi and USD exchange rate will remain steady; therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and USD. The exchange rate could fluctuate depending on changes in the political and economic environments without s

  Political risk

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

NOTE 21 - COMMITMENTS

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

The future minimum annual rental commitments as of March 31, 2013 are as follows:

Year
Remainder of 2013	$831,719
2014	602,966
2015	225,255
Total	$1,659,940

NOTE 22 - EQUITY METHOD INVESTEE: SPREADZOOM

On May 10, 2012, the Company along with Spreadtrum Communications (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000). As of December 31, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,358 (RMB 78,000,000). The Company has committed to invest an additional $10,117,700 (RMB 64,100,000) in SpreadZoom. Management and control of the business have not been fully determined. The Company has used the equity method to account for its investment in SpreadZoom and has recorded a loss from investment of $252,588 for the three months ended March 31, 2013.

March 31, 2013
Financial Position of SpreadZoom	(Unaudited)
Current assets	$41,454,107
Non-current assets	2,422,513
Total assets	43,876,620

Current liabilities	27,609,965
Non-current liabilities	-
Total liabilities	27,609,965

Net ssset value	$16,266,655

For the Three Months
Results of Operations of SpreadZoom	Ended March 31, 2013
(Unaudited)
Net revenues	$18,106,466
Cost of goods sold	17,923,971
Gross profit	182,495

Operating expenses	715,903
Operating loss	(533,408)

Other income (expenses), net	185
Income (loss) before taxes	(533,223)

less: Provision for income taxes	-
Net loss	$(533,223)

Investment loss attributable to Zoom Technologies, Inc.	$(252,588)

NOTE 23 - DISCONTINUED OPERATIONS

On December 31, 2012, the Company announced its plan to dispose of certain assets in order to raise cash, and redeploy cash for investment in North America.

Results of Operations	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net revenues	42,257,043	75,019,208
Cost of sales	40,241,554	71,448,789
Gross profit	2,015,489	3,570,419

Operating expenses	1,650,821	1,854,853
Operating income	364,668	1,715,566

Other income (expenses), net	(702,175)	(280,971)
(Loss) income before taxes from discontinued operations	(337,507)	1,434,595

less: Provision for income taxes	21,061	346,910

(Loss) income from discontinued operations, net of tax	(358,568)	1,087,685

Basic and diluted (loss) income per common share from discontinued operations:
Basic	(0.01)	0.05
Diluted	(0.01)	0.05

Financial Position	March 31,	December 31,
	2013	2012
	(Unaudited)
Cash and equivalents	$4,522,371	$3,245,529
Restricted cash	88,341,386	64,467,142
Accounts receivable, net	35,050,193	35,642,961
Inventories, net	8,033,191	7,059,829
Other receivables and prepaid expenses	10,926,755	10,580,693
Advance to suppliers	3,991,536	3,004,016
Notes receivable	1,782,855	548,218
Due from related parties	21,618,261	18,322,784
Construction in progress deposit	230,809	243,747
Property, plant and equipment, net	1,137,461	1,293,689
Intangible assets, net	315,757	342,682
Total current assets	175,950,575	144,751,290

Total Assets of Discontinued Operations	$175,950,575	$144,751,290

Short-term loans	25,608,946	21,187,680
Notes payable	53,427,536	28,156,022
Accounts payable	11,702,618	16,255,076
Accrued expenses and other payables	995,984	1,013,986
Advances from customers	1,943,637	1,039,775
Taxes payable	(1,545,197)	(2,341,883)
Interest payable	121,561	110,835
Dividends payable	632,352	628,890
Due to related parties	76,972,633	72,298,478
Total current liabilities	169,860,070	138,348,859

Total Liabilities of Discontinued Operations	169,860,070	138,348,859

Net Assets of Discontinued Operations	$6,090,505	$6,402,431

The sale of all of the business operations to Beijing Zhumu Culture Communication Company, Ltd. covered in the Share Purchase Agreement as described in "Note 1 - Organization and Nature of Business Operations" was for approximately $31.7 million (RMB 200 million) in sales proceeds. The Share Purchase Agreement covers the sale of several business operations in different jurisdictions, with differing regulatory requirements regarding the purchase and sale of businesses. The table of above details the portion of the transaction related to the sale of Profit Harvest and CDE, which closed on December 31, 2012, for proceeds of $23.0 million. The portion of the sale covered in the Share Purchase Agreement for Ever Elite and Nollec Wireless generated proceeds of $500,000. This sales transaction closed on April 5, 2013. The balance of the sales proceeds, approximately $8.2 million will be allocated to TCB Digital upon the closing of that transaction, which is expected in the second quarter of 2013.

NOTE 24 - SUBSEQUENT EVENT

The sale of Ever Elite and Nollec Wireless closed on April 5, 2013. The sales proceed for the disposition of Ever Elite and Nollec Wireless was $500,000.

The sale of TCBD is scheduled to close in the second quarter of 2013.

NOTE 25 - CORRECTION OF ERROR FOR ACCOUNTING OF WARRANTS AS DERIVATIVE SECURITIES

Zoom management discovered during the quarter ended September 30, 2012 that in accordance with ASC 815 (formerly EITF 07-5) the Company had incorrectly accounted for warrants issued in the years 2009 and 2010 as equity.  Series A, C, F, and related placement agent warrants contained anti-dilution provision that according to the above guidance required that these derivative securities be accounted for as liabilities and marked to market at each reporting period.  The Series G, and related placement agent warrants contained change of control provisions that required that the warrants be accounted for as liabilities because the securities were no longer indexed to the Company's stock; rather there were characteristics that required them to be accounted for as standalone securities that are considered liabilities to the Company. As a result the results of operations for the three months ended March 31, 2012 for 2012 have been restated as follows:

	For the Three Months Ended March 31, 2013
	As Previously		As Currently
	Reported	Adjustment	Reported
Other income (expenses)
Change in fair value of warrants	$-	$(116,953)	$(116,953)
Total other income and expenses	(107,020)	(116,953)	(223,973)

Net income attributable to Zoom Technologies, Inc.	$641,885	(116,953)	$524,932

Basic and diluted income per common share:
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.03	$(0.01)	$0.02

The Company assessed the value of these warrants by using the binomial lattice model. When the Company valued the warrants it used the following assumptions as part of inputs into the valuation model: US treasury rate of 0.34% as a measure of the risk free rate of return. The Company also used the mean of the annualized standard deviation of the log normal returns of comparable companies in the same line of business as measure of volatility which was 44.42% at March 31, 2012. The Company controls whether dilution may occur, so it did not add additional assumptions regarding dilutive events into the future discrete outcomes found in the model. The warrants values were adjusted for the dilutive effect as ratio of the outstanding common stock at the time of measurement. In determining the probabilities of an up movement or down movement in the discrete outcomes, as well as the related magnitude of such up or down movements, the Company used a Cox-Ross-Rubenstein approach in applying the binomial lattice model.

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

You should read this Management's Discussion and Analysis in conjunction with the Condensed Consolidated Financial Statements and Related Notes.

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

Subsidiary Sale

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$32 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. As of the date of this report, the Purchaser has remitted the entire amount of RMB 200 million to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjin Leimone as detailed in "Note 11 - Related Party Transactions". Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company. As of the date of this quarterly report, the transfer of ownership of Profit Harvest, Nollec Wireless and CDE has been completed.

Zoom's Operation in the U.S.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. As of the date of this quarterly report, the Company's and Portables Unlimited, Inc.'s ownership interests in Portables are 50.1% and 49.9%, respectively.

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

The diagram below summarizes our corporate structure as of March 31, 2013:

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

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of December 31, 2012, the Company has completely written off goodwill resulting from its acquisition of Jiangsu Leimone, Silver Tech, and CDE.

Commitments

As detailed in Note 20 - Commitments of the accompanying notes to the financial statements, the Company had operating leases commitments for it leased facilities.

Results of Operations for the Quarter ended March 31, 2013

Revenues

Our revenues from continuing operations were $7,365,230 for the quarter ended March 31, 2013, a decrease of $8,717,105 or 54.2% compared to 16,082,335 in the corresponding quarter in 2012. The decrease in revenues in the first quarter of 2013 compared to the corresponding quarter in 2012 was attributable to both a decline in phone sales as well as commission from activation of lines by Portables. For the three months ended March 31, 2013, Portables derived $2,031,592 from the sale of phones and accessories, and $5,333,638 from activation and reoccurring carrier service fees.

Cost of sales

For the quarter ended March 31, 2013 our cost of sales from continuing operations was $5,893,746 or 80.0% of revenues while cost of sales for the same period in 2012, was $13,338,448 or 82.9% of revenues. The decrease in the cost of sales as a percentage of revenues is derived from the slight improvement on the inbound costs of handsets and accessories.

Gross Profit

Gross profit from continuing operations for the quarter ended March 31, 2013 declined by 46.4% to $1,471,484 compared to $2,743,887 for the corresponding same period in 2012. Gross profit as a percentage of revenues for the first quarter of 2013 was 20.0%, an increase from 17.1% for the same period in 2012. The main reason for the increase in gross margin is correlated with the slight decrease in cost of sales for handsets and accessories.

The sales of mobile handsets and accessories by Portables produced gross margins of 6.8%, while activation and reoccurring carrier service fees provided for 25.0% gross margins during the quarter ended March 31, 2013. Gross margins, on weighted average basis for the combined product and services mix derived from Portables was $1,471,484 and $2,743,887, or 20.0% and 17.1% for the quarters ended March 31, 2013, and 2012, respectively.

Operating expenses

Sales, general and administrative expenses primarily consisted of compensation for sales personnel, marketing, transportation, administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $ 2,098,166 for the three months ended March 31, 2013 compared to $2,470,904 for the corresponding period in 2012. The decrease in such expenses in 2013 was due to the Company's cost cutting measures in the first quarter of 2013 which included reductions in employees.

The Company's non-cash equity-based compensation charges were $193,844 and $434,249 for the three months ended March 31, 2013, and 2012, respectively. The $240,405 decrease, or 55.4%, is a result of the discontinuance of certain operations. Non-cash equity-based compensation issued to consultants and employees providing services to operations the Company has or is in the course of disposing have been accelerated and written off in 2012. Non-cash equity-based compensation on go forward basis reflect grants and awards that have been issued to personnel still in the service of the Company's continuing operating entities.

Other income/(expenses)-net

The Company's other expenses-net were $470,915 and $223,973 for the three months ended March 31, 2013 and 2012 respectively. These expenses increased primarily as result of the increase in interest expense from $111,117 in 2012 to $219,826 in 2013. Additionally, as a result of the Company's investment in SpreadZoom, the Company recorded a loss of $252,588 for the quarter ended March 31, 2013.

Net (loss) income

For the quarter ended March 31, 2013, the Company's net loss was $1,462,505, as compared to net income of $524,932 for the corresponding period in 2012. The losses incurred in the first quarter of 2013 as compared to the profit shown in the same period in 2012 reflects the Company's recent efforts to reorganize its business and reduce costs. The Company believes that its efforts to restructure the business will allow the Company to return to profitability in the near future.

Other comprehensive income/(loss)

For the three months ended March 31, 2013 and 2012, the Company's other comprehensive income was $331,873 and $309,578 respectively. Other comprehensive income resulted from foreign currency exchange fluctuations particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of March 31, 2013, the Company had cash and equivalents of $212,665 and restricted cash of $19,149,140. Restricted cash was part of the funds deposited with the Company for sale to Beijing Zhumu Culture Communication Company, Ltd. of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. We had cash and equivalents of $430,746 and restricted cash of $19,044,294 as of December 31, 2012.

Net cash used in operating activities for the three months ended March 31, 2013 was $2,120,125 compared to $1,879,333 for the same period in 2012. In the first three months of 2013, operational use of funds included net decreases in accounts payable and net related party balances of $1,444,778 and $1,521,793, respectively. These decreases were partially offset by decreases in accounts receivable and inventories of $634,297 and $482,465, respectively.

Net cash used in investing activities was $87,563 in the three months ended March 31, 2013 as compared to $111,865 for the same period in 2012 was for the purchase of fixed assets.

Net cash provided by financing activities was $1,989,574 for the three months ended March 31, 2013 as compared to $1,788,057 in the same period in 2012. The source of cash was primarily attributable to increases in bank borrowings of $2,500,000 and $1,697,306 for 2013 and 2012 respectively.

Contractual Obligations

As of March 31, 2013, the Company has short-term loan obligations of $3,600,596 and long term loan obligations of $1,863,897.

On a go forward basis over the next 12 months, Zoom intends to continue to rely on loans and restricted cash to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of March 31, 2013, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no significant changes in the Company's internal control over financial reporting that occurred during the first three months of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, such control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The Mid-Level People's Court of Tianjin City has issued a decision in the last quarter of 2012 which is acceptable to the Company. HUCG appealed the decision and in the second quarter of 2013, the Court of Appeals upheld the previous rulings. The Company is awaiting the Court to execute on its ruling.

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
Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 20, 2013 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Anthony K. Chan, CFO
32.0	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.