Form 10-Q
period 2013-06-30
ZOOM TECHNOLOGIES INC
filed 2013-08-19
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2013

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of August 19, 2013 is 30,086,848.

Zoom Technologies, Inc.
Affiliates and Subsidiaries

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$748,788	$430,746
Restricted cash	19,438,865	19,044,294
Accounts receivable, net	3,344,299	3,246,247
Inventories, net	331,737	928,881
Other receivables and prepaid expenses	3,628,723	4,514,434
Due from related parties	21,026,927	20,964,025
Current assets of discontinued operations, held for sale	167,973,574	144,751,290
Total current assets	216,492,913	193,879,917

Property, plant and equipment, net	2,356,058	2,376,639
Equipment deposit	35,249	35,249
Intangible assets	474,189	480,690
Long-term investments	11,579,315	11,912,956
Goodwill	27,031,492	27,031,492
TOTAL ASSETS	$257,969,216	$235,716,943

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	3,608,772	3,519,999
Accounts payable	4,411,938	6,409,278
Accrued expenses and other payables	3,481,463	3,814,647
Purchase deposit from buyer	8,240,490	8,740,490
Taxes payable	22,797	22,334
Due to related parties	9,260,021	9,889,037
Warrant liability	4	7,340
Current liabilities of discontinued operations	164,848,005	138,348,859
Total current liabilities	193,873,490	170,751,984

Long-term loans	1,708,928	-
Long-term notes payables	320,000	317,500
TOTAL LIABILITIES	195,902,418	171,069,484

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01; 29,526,848 shares issued and 29,525,168 shares outstanding at June 30, 2013; 29,320,848 shares issued and
29,319,168 shares outstanding at December 31, 2012.	295,252	293,192
Treasury shares: 1,680 shares at cost	(7,322)	(7,322)
Additional paid-in capital	51,752,013	51,108,409
Statutory surplus reserve	737,623	702,539
Accumulated other comprehensive income	4,837,092	4,058,657
Accumulated deficit	(8,325,691)	(4,098,798)
TOTAL STOCKHOLDERS' EQUITY	49,288,967	52,056,677

Non-controlling interest	12,777,831	12,590,782
TOTAL EQUITY	62,066,798	64,647,459

TOTAL LIABILITIES AND EQUITY	$257,969,216	$235,716,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$6,764,881	$11,691,462	$14,130,111	$27,773,797
Cost of sales	4,448,240	9,432,110	10,341,986	22,770,558
Gross profit	2,316,641	2,259,352	3,788,125	5,003,239

Operating expenses:
Selling, general, and administrative expenses	1,987,113	2,242,562	4,085,279	4,713,466
Non-cash equity-based compensation	451,821	837,310	645,665	1,271,559
Total operating expenses	2,438,934	3,079,872	4,730,944	5,985,025
Loss from operations	(122,293)	(820,520)	(942,819)	(981,786)

Other income and (expenses)
Interest income	-	5	-	11
Interest expense	(205,544)	(185,137)	(425,370)	(296,254)
Change in fair value of warrants	13,711	350,323	7,336	233,370
Investment loss	(81,053)	-	(333,641)	-
Other income, net	315,224	16,427	323,098	20,518
Other income (expense), net	42,338	181,618	(428,577)	(42,355)

Loss before income taxes and noncontrolling interest	(79,955)	(638,902)	(1,371,396)	(1,024,141)
Income taxes for continuing operations	107,267	-	109,517	-

Loss before noncontrolling interest from continuing operations	(187,222)	(638,902)	(1,480,913)	(1,024,141)
less: Income attributable to noncontrolling interest of continuing operations	257,057	144,414	105,184	384,156
Loss attributable to Zoom Technologies, Inc. from continuing operations	(444,279)	(783,316)	(1,586,097)	(1,408,297)

Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(293,264)	1,602,881	(651,832)	2,690,566
less: (Loss) income attributable to noncontrolling interest from discontinued operations	(74,863)	49,303	(112,744)	(12,925)
	(218,401)	1,553,578	(539,088)	2,703,491

Loss on disposal, net tax	(2,066,624)	-	(2,066,624)	-

Net (loss) income attributable to Zoom Technologies, Inc.	$(2,729,304)	$770,262	$(4,191,809)	$1,295,194

Basic and diluted loss per common share from continuing operations:
Basic	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)

Basic and diluted (loss) income per common share from discontinued operations:
Basic	$(0.08)	$0.06	$(0.09)	$0.11
Diluted	$(0.08)	$0.06	$(0.09)	$0.11

Basic and diluted (loss) income per common share
Basic	$(0.09)	$0.03	$(0.14)	$0.05
Diluted	$(0.09)	$0.03	$(0.14)	$0.05

Weighted average common shares outstanding:
Basic	29,525,168	26,191,186	29,496,715	25,075,087
Diluted	29,525,168	26,233,271	29,496,715	25,127,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income attributable to Zoom Technologies, Inc.	$(2,729,304)	$770,262	$(4,191,809)	$1,295,194
Net income (loss) attributable to noncontrolling interest	$182,194	$193,717	$(7,560)	$371,231

Other comprehensive income:
Foreign currency translation gain - Zoom Technologies, Inc.	446,562	80,139	778,435	389,717
Foreign currency translation gain - noncontrolling interest	111,641	2,620	194,609	23,893

Comprehensive (loss) income Zoom Technologies, Inc.	$(2,282,742)	$850,401	$(3,413,374)	$1,684,911
Comprehensive income noncontrolling interest	$293,835	$196,337	$187,049	$395,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income attributable to Zoom Technologies, Inc.	$(4,191,809)	$1,295,194
Adjustments to reconcile net (loss) income attributable to Zoom Technologies, Inc. to cash provided by (used in) operating activities:
(Loss) income attributable to noncontrolling interest of continuing operations	105,184	384,156
Loss attributable to noncontrolling interest from discontinued operations	(112,744)	(12,925)
Income (loss) attributable to Zoom Technologies, Inc. from discontinued operations	651,832	(2,690,566)
Depreciation and amortization	150,337	192,340
Non-cash equity-based compensation	645,665	1,271,559
Provision on accounts receivable	120,000	9,047
Loss on disposal	2,066,624	-
Loss on investment in joint venture	333,641	-
Fair value adjustment on warrants	(7,336)	(233,370)
Changes in operating assets and liabilities:
Accounts receivable	(218,052)	(1,236,873)
Inventories	597,144	(250,019)
Advances to suppliers	(8,111)	-
Prepaid expenses and other assets	1,056,213	7,908
Accounts payable	(1,708,143)	(3,758,700)
Related parties-net	(369,652)	860,890
Accrued expenses and other current liabilities	(494,775)	1,845,579
Net cash used in operating activities	(1,383,982)	(2,315,780)

Cash flows from investing activities:
Purchase of property and equipment and other long-term assets	(123,256)	(150,417)
Net cash used in investing activities	(123,256)	(150,417)

Cash flows from financing activities:
Proceeds from loans	2,500,000	2,043,055
Repayment of loans	(702,299)	-
Receipt from related parties	55,080	433,604
Payments to related parties	(27,287)	(155,177)
Net cash provided by financing activities	1,825,494	2,321,482

Effect of exchange rate changes on cash & equivalents	(214)	139,022

Net increase (decrease) in cash and equivalents	318,042	(5,693)

Cash and equivalents, beginning of period	430,746	214,684

Cash and equivalents, end of period	$748,788	$208,991

SUPPLEMENTARY DISCLOSURES:
Interest paid	$1,441,267	$929,846
Income tax paid	$109,517	$116,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

As of August 19, 2013, the Company is in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The Company is working with Portables Unlimited, Inc. to cure its default. If the Company is not able to cure the default, the Company's ownership interest could pass to Portables Unlimited, Inc.

Disposition

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Beijing Nollec Wireless Company ("Nollec"), 80% of the outstanding equity interest of Tianjin Tongguang Group Digital Communication Company, Ltd. ("TCBD"), 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less and bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this current report, the Purchaser has remitted the entire amount of RMB 200 million to the Company. A portion of the funds, approximately RMB 80 million, was released to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjian Leimone as detailed in "Note 11 - Related Party Transactions". The RMB 80 million released from escrow was a negotiated amount between the Company and the Purchaser. Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company.

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

The closing of the sale of Profit Harvest and CDE occurred on December 31, 2012; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying condensed consolidated balance sheet at June 30, 2012, include the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its specifically formed, wholly owned subsidiary, Zoom Sub which accounted for its ownership of Portables as 50.1%, as continuing operations. The Company's condensed consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone which has been classified as discontinued operations held for sale.

The Company's accompanying condensed consolidated balance sheet at December 31, 2012, include the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its specifically formed, wholly owned subsidiary, Zoom Sub which accounted for its ownership of Portables as 50.1%, as continuing operations. The Company's condensed consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone, 100% of Ever Elite which wholly owns Nollec Wireless, indirectly held through Silver Tech, all of which have been classified as discontinued operations held for sale.

The Company's condensed consolidated results of operations for the six months ended June 30, 2013 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub, and Portables; results of operations from Ever Elite and Nollec Wireless, up to the date of their disposition, and TCB Digital have been presented as discontinued operations. The Company's condensed consolidated results of operations for the three months ended June 31, 2012 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub, and Portables; results of operations from Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital have been presented as discontinued operations.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). Refer to "Note 22 - Equity Method Investee: SpreadZoom" for details.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Management believes that the same is true at June 30, 2013 (See "Note 21 - Commitments" for details).

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

The interim condensed consolidated financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's consolidated financial position as of June 30, 2013, its consolidated results of operations for the three and six months ended June 30, 2013 and 2012, and its consolidated cash flows for the six months ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of June 30, 2013, management concluded that the allowance for doubtful accounts, as disclosed in "Note 5 - Accounts Receivable" was adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been material amounts of capitalized interest for the three and six months ended June 30, 2013.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company last performed annual reviews of its long-lived assets at December 31, 2012 and 2011. In 2012, the Company determined that certain fixed assets and goodwill were impaired based on the disposal of certain operations. The Company has determined there have not been any triggering events during the six months ended June 30, 2013 that would require the Company to perform review for impairment of its long lived assets.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2012 and 2011. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination as of June 30, 2013.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2013 and December 31, 2012 are as follows:

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$748,788	$748,788	$-	$-
Restricted cash	$19,438,865	$19,438,865	$-	$-
Warrants	$4	$-	$4	$-

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$430,746	$430,746	$-	$-
Restricted cash	$19,044,294	$19,044,294	$-	$-
Warrants	$7,340	$-	$7,340	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of June 30, 2013 and December 31, 2012, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments under ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company will adopt these amendments in the fourth quarter of 2013.

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company will adopt these amendments in 2014. The Company has not yet determined if there will be material impacts on its financial statements upon adoption.

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

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, Portables' liabilities exceeded its assets by $9,290,241. The purchase consideration was $9,851,486 which resulted in goodwill of $27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world. The Company's ownership in Portables has been reduced to 50.1% as of December 31, 2012. The Company is currently in default of a loan with Portables Unlimited, Inc. and its ownership of Portables could be transferred to Portables Unlimited, Inc. if the default is not cured.

The following table summarizes goodwill as of June 30, 2013 and December 31, 2012 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, and CDE:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	1,861,409	1,861,409
Portables	27,031,492	27,031,492
Total	37,391,798	37,391,798
Less: Impairment	(10,360,306)	(10,360,306)
Total goodwill	$27,031,492	$27,031,492

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

NOTE 5 - ACCOUNTS RECEIVABLE

As of June 30, 2013 and December 31, 2012, the Company's accounts receivable consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$4,265,942	$4,032,656
less: Allowance for doubtful accounts	(921,643)	(786,409)
Accountants receivable, net	$3,344,299	$3,246,247

NOTE 6 - INVENTORIES

Inventories, by major categories, as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Finished goods	$331,737	$928,881
less: Write down for obsolete inventories	-	-
Inventories, net	$331,737	$928,881

NOTE 7 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of June 30, 2013 and December 31, 2012, the Company's other receivables and prepaid expenses consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Deposit	$93,694	$90,091
Advance to employees	8,164	-
Prepaid expenses	192,253	116,381
Others	3,334,612	4,307,962
Total other receivables and prepaid expenses	$3,628,723	$4,514,434

The balances of $3,334,612 and $4,307,962 labeled as "Others" as of June 30, 2013 and December 31, 2012 were primarily comprised of receivables of $3,334,612 and $4,297,253 owed to the Company by Profit Harvest that arose in the normal course of business where the Company paid for expenses and professional fees on behalf of Profit Harvest. Profit Harvest was previously a subsidiary of the Company. In 2012, it was sold to Beijing Zhumu Culture Communication Company, Ltd. These amounts are expected to be recovered by the Company.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2013 and December 31, 2012 consisted of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2013	2012
		(Unaudited)
Machinery and equipment	4-6 years	$1,109,206	$1,103,169
Electronic equipment	4-6 years	90,138	89,645
Transportation equipment	4-6 years	50,525	50,248
Leasehold improvements	5 years	2,897,972	2,791,278
Computer equipment	4-6 years	255,406	255,406
Office equipment	4-6 years	273,502	256,828
Total		4,676,749	4,546,574
less:Accumulated depreciation		(2,320,691)	(2,169,935)
Property, plant and equipment, net		$2,356,058	$2,376,639

Depreciation expense for the three ended June 30, 2013 and 2012 was $72,063 and $94,793, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $143,836 and $185,839 respectively.

NOTE 9 - INTANGIBLE ASSETS

As of June 30, 2013 and December 31, 2012, the Company's intangible assets were summarized as follows:

	Estimated	June 30,	December 31,
	Useful Life	2013	2012
		(Unaudited)
Domain name, logo and trade mark	Indefinite	$349,600	$349,600
Customer list	15 years	1,269,416	1,269,416
Total cost		1,619,016	1,619,016
less: Accumulated amortization		(1,144,827)	(1,138,326)
Intangible assets, net		$474,189	$480,690

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo and trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the three ended June 30, 2013 and 2012 was $3,251 and $3,251, respectively. The amortization of intangible assets for the six months ended June 30, 2013 and 2012 was $6,501 and $6,501 respectively. The estimated amortization for the next five years as of June 30, 2013 and thereafter is expected to be as follows by years:

Remainder of 2013	$3,659
2014	8,739
2015	8,739
2016	8,739
2017	8,739
Thereafter	87,395
Total	$126,010

NOTE 10 - SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of June 30, 2013 and December 31, 2012, the Company's short term loans consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
M&T Bank line of credit for up to $3.0 million is collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited,
Inc. (the 49.9% owner of Portables); at 1 month LIBOR plus 3.00%.	$2,488,424	$2,994,999
SKAVYNIA HOLDINGS LTD	525,000	525,000
M&T Bank short term portion of $2.5 million loan at 1-month LIBOR plus
3.50% due in 4 years from February 5, 2013, amortizing monthly.	595,348	-
Total	$3,608,772	$3,519,999

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of June 30, 2013 and December 31, 2012, due from related parties were:

	June 30,	December 31,
Due from related parties	2013	2012
	(Unaudited)
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$54,267	$91,571
Leimone (Tianjin) Industrial Co., Ltd.	11,179,724	11,034,982
Shenzhen Leimone	336,319	355,564
Raja R Amar - Chief Executive Officer of Portables	410,577	429,877
Spreadzoom	9,046,040	9,046,038
Others	-	5,993
Total due from related parties	$21,026,927	$20,964,025

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu. The balance is expected to be repaid in full by December 31, 2013.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. As of June 30, 2013 and December 31, 2012, the amounts due from Tianjin Leimone of $11,179,724 and $11,034,982 represented advances for purchases arising in the normal course of business for transactions prior to December 31, 2012. The difference in balances between June 30, 2013 and December 31, 2012, represents the fluctuation of exchange rates between the functional and reporting currency. The outstanding balance is expected to begin to reduce materially when the Company has completed its sale of TCB Digital.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $336,319 and $355,564 as of June 30, 2013 and December 31, 2012 was a loan to Shenzhen Leimone for setup costs. The balance is expected to be repaid in full by December 31, 2013.

The amount of $410,577 and $429,877 due from Raja R Amar at June 30, 2013 and December 31, 2012, is related to loans made to Raja R Amar by Portables prior to its acquisition by Zoom. The loans are interest free and are unsecured.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. The difference in balances between June 30, 2013 and December 31, 2012, represents the fluctuation of exchange rates between the functional and reporting currency. Such advances occurred during the early stages of the business. The SpreadZoom has not yet been fully capitalized. Upon completion of the sale of TCB Digital, the Company expects to be repaid these advances.

Due to related parties

As of June 30, 2013 and December 31, 2012, due to related parties were:

	June 30,	December 31,
Due to related parties	2013	2012
	(Unaudited)
Mr. Lei Gu	$2,863,500	$2,901,283
Anthony Chan	475,603	358,814
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Wireless Holdings of Northeast	-	117,600
Portables Unlimited International	1,490,228	3,779,864
Portables Unlimited, Inc.	4,328,190	2,559,112
AUM Realty, Inc.	-	69,864
Total due to related parties	$9,260,021	$9,889,037

Mr. Gu provides funds to the Company with no interest and are due on demand. As of June 30, 2013 and December 31, 2012, the balances of funds provided by Gu was $2,863,500 and $2,901,283 respectively.

Mr. Anthony Chan provides funds to the Company with no interest and are due on demand. As of June 30, 2013 and December 31, 2012, the balances of funds provided by Chan and certain accrued compensation for services rendered were $475,603 and $358,814, respectively.

In January 2011, Portables entered into a line of credit agreement with a Portables Unlimited International for a total of $5,000,000. Interest on the line is due and payable on demand at 5.6%. The unpaid balance as of June 30, 2013 and December 31, 2012 was $1,304,864 and $3,779,864 respectively.

Portables received advances from its non-controlling owner, Portables Unlimited, Inc., totaling $2,328,190 and $2,559,112 at June 30, 2013 and December 31, 2012. The Company owes a promissory note of $2 million to Portables Unlimited, Inc. that is secured by its ownership interest in Portables. The note carries an annual interest rate of 12%. The Company is currently in default of the note and is making its best efforts to cure the default. If in the event the default is not cured, the Company's ownership interest in Portables will transfer to Portables Unlimited, Inc.

AUM Realty, Inc. is controlled by certain member of Portables. The outstanding balance represents outstanding rent owed to AUM. The amounts are due upon demand. Refer to "Note 21 - Commitments" for more details.

NOTE 12 - LONG-TERM NOTES PAYABLE

The note was issued to CNCG as part of its acquisition of Portables, with an original face amount of $500,000, term from October 11, 2011 to October 11, 2014, and annual interest rate of 2.0%. On October 5, 2012, the Company repaid $180,000 of the outstanding principle and the interest rate was adjusted to 14.0%.

NOTE 13 - LONG-TERM LOANS

On February 5, 2013, Portables entered into a loan agreement with M&T Bank for a monthly amortizing loan for $2,500,000 with an interest rate of 1-month LIBOR plus 3.50%. The loan matures in four years from date of inception.

As of June 30, 2013, the outstanding balance of the loan is $2,304,276 of which $595,348 has been classified as short term and $1,708,928 has been classified as long term.

NOTE 14 - STOCKHOLDERS' EQUITY

COMMON STOCK

On January 25, 2013 the Company issued 186,000 shares of its common stock to its Board of Directors for the service period from January 1, 2013 to December 31, 2013. These shares were valued at $0.65 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $49,725 and $79,950 for the three and six months ended June 30, 2013 respectively. At June 30, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $40,950.

On January 25, 2013 the Company issued 20,000 shares of its common stock to consultants for the service period from January 1, 2013 to December 31, 2013. These shares were valued at $0.65 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $3,250 and $6,500 for the three and six months ended June 30, 2013 respectively. At June 30, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $6,500.

On November 12, 2012, the Company issued 100,000 shares of its common stock to consultants for the service period from November 1, 2012 to October 31, 2013. These shares were valued at $0.80 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $20,000 and $40,000 for the three and six months ended June 30, 2013 respectively. At June 30, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $26,667.

On October 8, 2012, the Company issued 30,000 shares of its common stock to legal counsel for services rendered and a consultant for the service period from October 1, 2012 to September 30, 2013, respectively. These shares were valued at $0.90 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $6,750 and $13,500 for the three and six months ended June 30, 2013 respectively. At June 30, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $6,750.

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

On October 4, 2011, the Board of Directors approved a grant of 1,130,000 shares of common stock to members of management for their services over the next three and a half years. The shares were valued at $1.19 per share, the closing price on the date of Board approval. As of December 31, 2011, 100,000 of such shares were recorded as shares to be issued; the shares were subsequently issued on February 28, 2012. The Company recorded non-cash compensation expense of $317,050 and $396,100 for the three and six months ended June 30, 2013, respectively. The Company recorded non-cash compensation expense of $96,050 and $192,100 for the three and six months ended June 30, 2012 respectively. At June 30, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $315,350.

On November 29, 2011, the Board of Directors approved a grant of 200,000 shares of common stock to management and one consultant for their services over the next two years. The shares were valued at $0.79 per share, the closing price on the date of Board Approval. For the three and six months ended June 30, 2013 and 2012, the Company recorded non-cash compensation expense of $19,750 and $19,750 and $39,500 and $39,500 respectively. At June 30, 2013, the balance of unamortized stock compensation expense to be recognized in future periods related to such shares issuances was $32,917.

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

The following summary represents warrants activity during the three months ended June 30, 2013:

Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value
Balance, December 31, 2012	8,638,604	$2.30	$-
Granted	-	-
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, June 30, 2013	8,638,604	$2.30	$-

The following presents warrants summary as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants	8,638,604	1.60 years	$2.30	8,638,604	$2.30

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

On May 22, 2012, the Company issued 302,800 shares of its common stock to its employees, and directors in replacement for cancelling 1,339,000 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval, which is considered the market price at that time. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there was no extra non-cash compensation expense for the three months ended June 30, 2013.

The following summary represents options activity during the three months ended June 30, 2013 under the New Plan.

		Weighted-
	Under	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value
Balance, December 31, 2012	1,810,000	$1.69	$-
Granted	100,000	0.65
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, June 30, 2013	1,910,000	$1.64	$-

The following represents options summary as of June 30, 2013 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	1,910,000	2.05 years	$1.64	1,071,111	$1.59

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

The Company recorded $35,296 of non-cash compensation expense related to stock options for the three months ended June 30, 2013. As of June 30, 2013, there was $211,778 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

NOTE 17 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $2.20 million and $1.38 million at June 30, 2013 and December 31, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Nollec had pre-tax loss for the three months ended June 30, 2013. The Company's net income and earnings per share had no effect due to its income tax exemption.

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

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss	$466,275	$511,035
less: Valuation allowance	(466,275)	(511,035)
Total deferred tax assets	-	-

Deferred tax liabilities:	-	-
Deferred tax assets, net	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the years ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
US statutory rates	34.00%	34.00%	34.00%	34.00%
Tax rate difference	-4.06%	-0.69%	-0.44%	-1.13%
Valuation allowance	-243.33%	-44.68%	-54.72%	-53.85%
State taxes	-139.83%	0.00%	7.95%	0.00%
Non-taxable income of pass through entity	219.06%	11.37%	5.23%	20.98%
Tax per financial statements	-134.16%	0.00%	-7.99%	0.00%

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

As of June 30, 2013 and December 31, 2012, the Company's statutory surplus reserve was $737,623 and $702,539 respectively.

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

The future minimum annual rental commitments as of June 30, 2013 are as follows:

Year
Remainder of 2013	$554,479
2014	602,966
2015	225,255
Total	$1,382,700

NOTE 22 - EQUITY METHOD INVESTEE: SPREADZOOM

On May 10, 2012, the Company along with Spreadtrum Communications (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000). As of June 30, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,358 (RMB 78,000,000). The Company has committed to invest an additional $10,117,700 (RMB 64,100,000) in SpreadZoom. Management and control of the business have not been fully determined. The Company has used the equity method to account for its investment in SpreadZoom and has recorded a loss from investment of $81,053 and $333,641 for the three and six months ended June 30, 2013 respectively.

	June 30,
	2013
Financial Position of SpreadZoom	(Unaudited)
Current assets	$34,783,363
Non-current assets	3,466,061
Total assets	38,249,424

Current liabilities	21,906,369
Non-current liabilities	-
Total liabilities	21,906,369

Net ssset value	$16,343,055

	Three Months	Six Months
Results of Operations of SpreadZoom	Ended June 30,	Ended June 30,
	2013	2013
	(Unaudited)	(Unaudited)
Net revenues	$18,417,376	$36,523,842
Cost of goods sold	18,222,696	36,146,667
Gross profit	194,680	377,175

Operating expenses	366,619	1,082,522
Operating loss	(171,939)	(705,347)

Other income (expenses), net	832	1,017
Income (loss) before taxes	(171,107)	(704,330)

less: Provision for income taxes	-	-
Net loss	$(171,107)	$(704,330)

Investment loss attributable to Zoom Technologies, Inc.	$(81,053)	$(333,641)

NOTE 23 - DISCONTINUED OPERATIONS

On December 31, 2012, the Company announced its plan to dispose of certain assets. The results of operations and financial position of those discontinued operations are detailed below.

Results of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$64,063,406	$86,743,585	$106,320,449	$161,762,793
Cost of sales	61,594,868	80,550,858	101,836,422	151,999,647
Gross profit	2,468,538	6,192,727	4,484,027	9,763,146

Operating expenses	1,874,421	5,022,175	3,525,242	6,877,028
Operating income	594,117	1,170,552	958,785	2,886,118

Other income (expenses), net	(887,255)	988,968	(1,589,430)	707,997
(Loss) income before taxes from discontinued operations	(293,138)	2,159,520	(630,645)	3,594,115

less: Provision for income taxes	126	556,639	21,187	903,549

(Loss) income from discontinued operations, net of tax	$(293,264)	$1,602,881	$(651,832)	$2,690,566

Basic and diluted (loss) income per common share from
discontinued operations:
Basic	$(0.08)	$0.06	$(0.09)	$0.11
Diluted	$(0.08)	$0.06	$(0.09)	$0.11

Financial Position	June 30,	December 31,
	2013	2012
	(Unaudited)
Cash and equivalents	$7,287,715	$3,245,529
Restricted cash	73,090,132	64,467,142
Accounts receivable, net	39,595,476	35,642,961
Inventories, net	16,515,223	7,059,829
Other receivables and prepaid expenses	12,694,636	10,580,693
Advance to suppliers	475,909	3,004,016
Notes receivable	2,150,223	548,218
Due from related parties	15,049,314	18,322,784
Construction in progress deposit	-	243,747
Property, plant and equipment, net	1,114,946	1,293,689
Intangible assets, net	-	342,682
Total current assets	167,973,574	144,751,290

Total Assets of Discontinued Operations	$167,973,574	$144,751,290

Short-term loans	$43,170,479	$21,187,680
Notes payable	44,937,634	28,156,022
Accounts payable	34,364,212	16,255,076
Accrued expenses and other payables	19,440	1,013,986
Advances from customers	259,760	1,039,775
Taxes payable	(1,669,764)	(2,341,883)
Interest payable	-	110,835
Dividends payable	641,920	628,890
Due to related parties	43,124,324	72,298,478
Total current liabilities	164,848,005	138,348,859

Total Liabilities of Discontinued Operations	164,848,005	138,348,859

Net Assets of Discontinued Operations	$3,125,569	$6,402,431

The sale of all of the business operations to Beijing Zhumu Culture Communication Company, Ltd. covered in the Share Purchase Agreement as described in "Note 1 - Organization and Nature of Business Operations" was for approximately $31.7 million (RMB 200 million) in sales proceeds. The Share Purchase Agreement covers the sale of several business operations in different jurisdictions, with differing regulatory requirements regarding the purchase and sale of businesses. The table of above details the portion of the transaction related to the sale of Profit Harvest and CDE, which closed on December 31, 2012, for proceeds of $23.0 million. The portion of the sale covered in the Share Purchase Agreement for Ever Elite and Nollec Wireless generated proceeds of $500,000. This sales transaction closed on April 5, 2013. The balance of the sales proceeds, approximately $8.2 million will be allocated to TCB Digital upon the closing of that transaction.

NOTE 24 - SUBSEQUENT EVENT

As of August 19, 2013, the Company is in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The Company is working with Portables Unlimited, Inc. to cure its default. If the Company is not able to cure the default, the Company's ownership interest could pass to Portables Unlimited, Inc.

NOTE 25 - CORRECTION OF ERROR FOR ACCOUNTING OF WARRANTS AS DERIVATIVE SECURITIES

Zoom management discovered during the quarter ended September 30, 2012 that in accordance with ASC 815 (formerly EITF 07-5) the Company had incorrectly accounted for warrants issued in the years 2009 and 2010 as equity.  Series A, C, F, and related placement agent warrants contained anti-dilution provision that according to the above guidance required that these derivative securities be accounted for as liabilities and marked to market at each reporting period.  The Series G, and related placement agent warrants contained change of control provisions that required that the warrants be accounted for as liabilities because the securities were no longer indexed to the Company's stock; rather there were characteristics that required them to be accounted for as standalone securities that are considered liabilities to the Company. As a result the results of operations for the three and six months ended June 30, 2012 have been restated as follows:

	Three Months Ended June 30, 2012
	As Previously		As Currently
	Reported	Adjustment	Reported
Other income (expenses)
Change in fair value of warrants	$-	$350,323	$350,323

Net income attributable to Zoom Technologies, Inc.	$419,939	$350,323	$770,262

Basic and diluted income per common share:
Basic	$0.02	$0.01	$0.03
Diluted	$0.02	$0.01	$0.03

	Six Months Ended June 30, 2012
	As Previously		As Currently
	Reported	Adjustment	Reported
Other income (expenses)
Change in fair value of warrants	$-	$233,370	$233,370

Net income attributable to Zoom Technologies, Inc.	$1,061,824	$233,370	$1,295,194

Basic and diluted income per common share:
Basic	$0.04	$0.01	$0.05
Diluted	$0.04	$0.01	$0.05

The Company assessed the value of these warrants by using the binomial lattice model. When the Company valued the warrants it used the following assumptions as part of inputs into the valuation model: US treasury rate of 0.34% as a measure of the risk free rate of return. The Company also used the mean of the annualized standard deviation of the log normal returns of comparable companies in the same line of business as measure of volatility which was 44.42% at June 30, 2012. The Company controls whether dilution may occur, so it did not add additional assumptions regarding dilutive events into the future discrete outcomes found in the model. The warrants values were adjusted for the dilutive effect as ratio of the outstanding common stock at the time of measurement. In determining the probabilities of an up movement or down movement in the discrete outcomes, as well as the related magnitude of such up or down movements, the Company used a Cox-Ross-Rubenstein approach in applying the binomial lattice model.

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

On October 26, 2011, the Company closed the sale of 1,676,300 shares of common stock to Spreadtrum Communications, Inc., ("Spreadtrum") in consideration of $2,900,000, pursuant to a Common Stock Purchase Agreement (the "Purchase Agreement") entered into by and among the Company, Spreadtrum and Leo (Lei) Gu (the "Key Stockholder"). Pursuant to the Purchase Agreement, the Company also agreed to design and develop all applicable Company products to integrate and operate solely with Spreadtrum's products, and to not design and develop any Company products to integrate or operate with any Spreadtrum's competitive products for a term of three years from the Purchase Agreement. Also pursuant to the Purchase Agreement, Spreadtrum has the right to nominate one nominee to the board of directors of the Company (the "Nomination Right"), subject to approval of the Company's independent directors, as required under Nasdaq Rule 5605(e)-Independent Director Oversight of Director Nominations. Spreadtrum's Nomination Right shall continue until such time that Spreadtrum owns not less than 838,150 shares of the Company's outstanding common stock. In accordance to the Purchase Agreement, Dr. Leo Li, Chairman and Chief Executive Officer of Spreadtrum, was added to our Board of Directors. Dr. Li resigned from our Board and Spreadtrum has appointed Mr. Chin Hung (James) Lo effective May 27, 2013.

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

Subsidiary Sale

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. As of the date of this report, the Purchaser has remitted the entire amount of RMB 200 million to the Company to use; accordingly, in the normal course of business, a negotiated smount of RMB 80 million of funds was released from escrow to the Company that was deployed to SpreadZoom and Tianjin Leimone as detailed in "Note 11 - Related Party Transactions" as agreed by the Purchaser. Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company. As of the date of this quarterly report, the transfer of ownership of Profit Harvest, Nollec Wireless and CDE has been completed.

Zoom's Operation in the U.S.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. As of the date of this quarterly report, the Company's and Portables

Unlimited, Inc.'s ownership interests in Portables are 50.1% and 49.9%, respectively. The Company is currently in default of a promissory note owed to Portables Unlimited, Inc. If the Company is unable to cure the default, the Company's ownership in Portables could be transferred to Portables Unlimited, Inc., and the Company could be potentially subject to a loss in the range of $5.0 million to $9.0 million.

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

The diagram below summarizes our corporate structure as of June 30, 2013:

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

  Zoom will continue to service its licensed wholesale distribution service for T-Mobile USA.
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

Results of Operations for the Three Months ended June 30, 2013

Revenues

Our revenues from continuing operations were $6,764,881 for the quarter ended June 30, 2013, a decrease of $4,926,581 or 42.15% compared to $11,691,462 in the corresponding quarter in 2012. The decrease in revenues in the second quarter of 2013 compared to the corresponding quarter in 2012 was attributable to change in the phone plans and service plans sold by Portables as a result of T-Mobile USA change in business strategy. For the three months ended June 30, 2013, Portables derived $1,913,263 from the sale of phones and accessories, and $4,851,619 from activation and reoccurring carrier service fees compared to $3,548,158 and $8,143,304 for the same period in 2012.

Cost of sales

For the quarter ended June 30, 2013 our cost of sales from continuing operations was $4,448,240 or 65.8% of revenues while cost of sales for the same period in 2012, was $9,432,110 or 80.7% of revenues. The decrease in the cost of sales as a percentage of revenues is related to the change in the business strategy by T-Mobile USA which has altered Portables' business.

Gross Profit

Gross profit from continuing operations for the quarter ended June 30, 2013 declined by 2.5% to $2,316,641 compared to $2,259,352 for the corresponding same period in 2012. Gross profit as a percentage of revenues for the first quarter of 2013 was 34.2%, an increase from 19.3% for the same period in 2012. The main reason for the increase in gross margin is correlated with the change in business strategy by T-Mobile USA.

The sales of mobile handsets and accessories by Portables produced gross margins of 5.6%, while activation and reoccurring carrier service fees provided for 45.5% gross margins during the quarter ended June 30, 2013.

Operating expenses

Sales, general and administrative expenses primarily consisted of compensation for sales personnel, marketing, transportation, administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $1,987,113 for the three months ended June 30, 2013 compared to $2,242,562 for the corresponding period in 2012. The decrease in such expenses in 2013 was due to the Company's cost cutting measures in the first quarter of 2013 which included reductions in employees.

The Company's non-cash equity-based compensation charges were $ 451,821 and $837,310 for the three months ended June 30, 2013, and 2012, respectively. The $385,489 decrease, or 46.0%, is a result of the discontinuance of certain operations. Non-cash equity-based compensation issued to consultants and employees providing services to operations the Company has or is in the course of disposing have been accelerated and written off in 2012. Non-cash equity-based compensation on go forward basis reflect grants and awards that have been issued to personnel still in the service of the Company's continuing operating entities.

Other income/(expenses)-net

The Company's other income-net were $42,338 and $181,618 for the three months ended June 30, 2013 and 2012 respectively. The change in fair value of the Company's warrants was minimal. As a result of the Company's investment in SpreadZoom, the Company recorded a loss of $81,053 for the quarter ended June 30, 2013.

Net (loss) income

For the quarter ended June 30, 2013, the Company's net loss was $2,729,304, as compared to net income of $770,262 for the corresponding period in 2012. The loss incurred in the second quarter of 2013 as compared to the profit shown in the same period in 2012 reflects the loss on disposition of Evert Elite and Nollec and related loss from discontinued operations.

Other comprehensive income/(loss)

For the three months ended June 30, 2013 and 2012, the Company's other comprehensive income was $446,562 and $80,139 respectively. Other comprehensive income resulted from foreign currency exchange fluctuations particularly the Renminbi against the USD.

Results of Operations for the Six Months ended June 30, 2013

Revenues

Our revenues from continuing operations were $ 14,130,111 for the six months June 30, 2013, a decrease of $13,643,686 or 49.1% compared to $27,773,797 in the corresponding period in 2012. The decrease in revenues in the six month period ending June 30, 2013 compared to the corresponding period in 2012 was attributable to change in phone plans and service plans sold by Portables as a result of T-Mobile USA change in business strategy. For the six months ended June 30, 2013, Portables derived $3,944,855 from the sale of phones and accessories, and $10,185,257 from activation and reoccurring carrier service fees.

Cost of sales

For the six months June 30, 2013 our cost of sales from continuing operations was $10,341,986 or 73.2% of revenues while cost of sales for the same period in 2012, was $22,770,558 or 82.0% of revenues. The decrease in the cost of sales as a percentage of revenues is derived from the aforementioned change in business strategy T-Mobile USA and its related effect on Portables.

Gross Profit

Gross profit from continuing operations for the six months June 30, 2013 declined by 24.3% to $3,788,125 compared to $5,003,239 for the corresponding same period in 2012. Gross profit as a percentage of revenues for the six months of 2013 was 26.8%, an increase from 18.0% for the same period in 2012. The main reason for the decrease in the gross margin is related to poor performance in the first quarter of 2013 but there were signs of improvement in the second quarter of 2013. Margin improvement is expected as result of the change in phone and service plans.

The sales of mobile handsets and accessories by Portables produced gross margin of 6.3%, while activation and reoccurring carrier service fees provided a 34.8% gross margin during the six months ended June 30, 2013.

Operating expenses

Sales, general and administrative expenses primarily consisted of compensation for sales personnel, marketing, transportation, administrative personnel, depreciation, travel expenses, rental, materials expenses related to ordinary administration, and fees for professional services; and these were $4,085,279 for the six months ended June 30, 2013 compared to $4,713,466 for the corresponding period in 2012. The decrease in such expenses in 2013 was due to the Company's cost cutting measures in the six months of 2013 which included reductions in employees.

The Company's non-cash equity-based compensation charges were $645,665 and $1,271,559 for the six months ended June 30, 2013 and 2012, respectively. The $625,894 decrease, or 49.2%, is a result of the discontinuance of certain operations. Non-cash equity-based compensation issued to consultants and employees providing services to operations the Company has or is in the course of disposing have been accelerated and written off in 2012. Non-cash equity-based compensation on go forward basis reflect grants and awards that have been issued to personnel still in the service of the Company's continuing operating entities.

Other income/(expenses)-net

The Company's other expenses-net were $428,577 and $42,355 for the six months ended June 30, 2013 and 2012, respectively. These expenses increased primarily as result of the Company's investment in SpreadZoom. The Company recorded a loss of $333,641 for the six months ended June 30, 2013.

Net (loss) income

For the six months June 30, 2013, the Company's net loss was $4,191,809, as compared to net income of $1,295,194 for the corresponding period in 2012. The losses incurred in the six months of 2013 as compared to the profit shown in the same period in 2012 reflects the Company's recent efforts to reorganize its business and reduce costs. The losses were generated by the completion of the disposition of Ever Elite and Nollec as well as poor operating results from the discontinued operation TCB Digital.

Other comprehensive income/(loss)

For the six months ended June 30, 2013 and 2012, the Company's other comprehensive income was $778,435 and $389,717 respectively. Other comprehensive income resulted from foreign currency exchange fluctuations particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of June 30, 2013, the Company had cash and equivalents of $748,788 and restricted cash of $19,438,865. Restricted cash was part of the funds deposited with the Company for sale to Beijing Zhumu Culture Communication Company, Ltd. of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. We had cash and equivalents of $430,746 and restricted cash of $19,044,294 as of December 31, 2012.

Net cash used in operating activities for the six months ended June 30, 2013 was $1,383,982 compared to $2,315,780 for the same period in 2012. In the first six months of 2013, operational use of funds included net decreases in accounts payable and accrued liabilities of $1,708,143 and $494,775, respectively. These decreases were partially offset by decreases in inventories of $597,144.

Net cash used in investing activities was $123,256 in the six months ended June 30, 2013 as compared to $150,417 for the same period in 2012 was for the purchase of fixed assets.

Net cash provided by financing activities was $1,825,494 for the six months ended June 30, 2013 as compared to $2,321,482 in the same period in 2012. The source of cash was primarily attributable to bank borrowings of $2,500,000 and $2,043,055 for 2013 and 2012 respectively.

Contractual Obligations

As of June 30, 2013, the Company has short-term loan obligations of $3,608,772 and long term loan obligations of $1,708,928.

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

Off Balance Sheet Arrangements

As of June 30, 2013, Zoom had no off balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are effective.

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

Item 3. Defaults Upon Senior Securities.

The Company is default of a promissory note issued Portables Unlimited, Inc. If the Company cannot cure the default, the Company's ownership interest in Portables could be transferred to Portables Unlimited, Inc.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 27, 2012, the Company received notice from NASDAQ that it was not in compliance with its continued listing rules for its common stock requiring a minimum $1 bid price. The Company was granted 180 days regain compliance. On May 29, 2013, the Company was granted an extension by NASDAQ for 180 days to regain compliance by November 25, 2013.

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certification of Patrick Wong, CFO.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 19, 2013 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Patrick Wong, CFO
32.0	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.