Form 10-Q/A
period 2013-06-30
ZOOM TECHNOLOGIES INC
filed 2013-08-26
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q ("Amendment No. 1") of Zoom Technologies, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on August 19, 2013. The Company is filing this Amendment No. 1 to provide the proper exhibits 31.1, 31.2 and 32. These exhibits were in the SEC's filing template but were not updated in the SEC's filing system.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, as well as our other filings made with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 23, 2013 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer