Form 10-Q
period 2013-09-30
ZOOM TECHNOLOGIES INC
filed 2013-11-19
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of November 18, 2013 is 3,008,685.

Zoom Technologies, Inc.
Affiliates and Subsidiaries

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$1,818,816	$8,351
Restricted cash	19,555,440	19,044,294
Other receivables and prepaid expenses	1,217,441	3,989,362
Due from related parties	13,619,198	20,528,155
Current assets of discontinued operations, held for sale	141,821,444	179,884,224
Total current assets	178,032,339	223,454,386

Intangible assets	349,600	349,600
Long-term investments	11,754,210	11,912,956
TOTAL ASSETS	$190,136,149	$235,716,942

LIABILITIES AND EQUITY
Current liabilities
Notes payable	350,937	-
Accounts payable	36,948	38,695
Accrued expenses and other payables	535,530	1,237,505
Purchase deposit from buyer	8,240,490	8,740,490
Taxes payable	22,951	22,334
Due to related parties	2,966,000	5,362,597
Warrant liability	-	7,340
Current liabilities of discontinued operations	141,651,482	167,933,806
Total current liabilities	153,804,338	183,342,767

Long-term notes payables	-	317,500
TOTAL LIABILITIES	153,804,338	183,660,267

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01; 3,008,517 shares issued and outstanding at September 30, 2013; 2,932,085 shares issued and
2,931,917 shares outstanding at December 31, 2012	30,085	29,319
Treasury shares: 168 shares at cost	-	(732)
Additional paid-in capital	52,918,411	51,365,692
Statutory surplus reserve	737,623	702,539
Accumulated other comprehensive income	2,943,466	4,058,655
Accumulated deficit	(20,297,774)	(4,098,798)
TOTAL STOCKHOLDERS' EQUITY	36,331,811	52,056,675

Non-controlling interest
TOTAL EQUITY	36,331,811	52,056,675

TOTAL LIABILITIES AND EQUITY	$190,136,149	$235,716,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general, and administrative expenses	(34,692)	135,646	740,947	869,938
Non-cash equity-based compensation	132,259	758,592	777,924	2,030,151
Total operating expenses	97,567	894,238	1,518,871	2,900,089
Loss from operations	(97,567)	(894,238)	(1,518,871)	(2,900,089)

Other income and (expenses)
Interest income	314	1	314	12
Interest expense	(8,006)	(901)	(153,199)	(27,151)
Change in fair value of warrants	4	523,078	7,340	523,078
Investment gain (loss)	174,895	(423,630)	(158,746)	(423,630)
Other income (expense), net	(309,838)	1,105	778	(293)
Other income (expense), net	(142,631)	99,653	(303,513)	72,016

Loss before income taxes and noncontrolling interest	(240,198)	(794,585)	(1,822,384)	(2,828,073)
Income taxes for continuing operations	-	11,289	109,517	11,289

Loss before noncontrolling interest from continuing operations	(240,198)	(805,874)	(1,931,901)	(2,839,362)
less: Income attributable to noncontrolling interest of continuing operations	-	-	-	-
Loss attributable to Zoom Technologies, Inc. from continuing operations	(240,198)	(805,874)	(1,931,901)	(2,839,362)

Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(1,279,263)	1,748,821	(1,825,489)	5,064,578
less: Loss (income) attributable to noncontrolling interest from discontinued operations	(136,727)	190,633	(249,471)	177,708
	(1,142,536)	1,558,188	(1,576,018)	4,886,870

Loss on disposal, net tax	(10,589,349)	-	(12,655,973)	-

(Loss) income attributable to Zoom Technologies, Inc. from discontinued operations	(11,731,885)	1,558,188	(14,231,991)	4,886,870

Net (loss) income attributable to Zoom Technologies, Inc.	$(11,972,083)	$752,314	$(16,163,892)	$2,047,508

Basic and diluted loss per common share from continuing operations:
Basic	$(0.08)	$(0.28)	$(0.65)	$(1.07)
Diluted	$(0.08)	$(0.28)	$(0.65)	$(1.07)

Basic and diluted (loss) income per common share from discontinued operations:
Basic	$(3.91)	$0.54	$(4.76)	$1.85
Diluted	$(3.91)	$0.54	$(4.76)	$1.85

Basic and diluted (loss) income per common share
Basic	$(3.99)	$0.26	$(5.40)	$0.77
Diluted	$(3.99)	$0.26	$(5.40)	$0.77

Weighted average common shares outstanding:
Basic	2,999,387	2,911,470	2,990,836	2,643,145
Diluted	2,999,387	2,911,470	2,990,836	2,646,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income attributable to Zoom Technologies, Inc.	$(11,972,083)	$752,314	$(16,163,892)	$2,047,508
Net income (loss) attributable to noncontrolling interest	$(136,727)	$190,633	$(249,471)	$177,708

Other comprehensive income:
Foreign currency translation gain - Zoom Technologies, Inc.	$(1,893,626)	$(333,330)	$(1,115,191)	$56,387
Foreign currency translation gain - noncontrolling interest	$(762,769)	$588	$(568,160)	$24,481

Comprehensive (loss) income Zoom Technologies, Inc.	$(13,865,709)	$418,984	$(17,279,083)	$2,103,895
Comprehensive income noncontrolling interest	$(899,496)	$191,221	$(817,631)	$202,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income attributable to Zoom Technologies, Inc.	$(16,308,892)	$2,047,508
Adjustments to reconcile net (loss) income attributable to Zoom Technologies Inc. to cash provided by (used in) operating activities:
(Loss) income attributable to noncontrolling interest of continuing operations	-	-
Loss attributable to noncontrolling interest from discontinued operations	(249,471)	177,708
Income (loss) attributable to Zoom Technologies, Inc. from discontinued operations	1,825,489	(5,064,578)
Depreciation and amortization	-	95,717
Non-cash equity-based compensation	777,924	2,030,150
Provision on accounts receivable	-	734,441
Loss on disposal	12,655,973	-
Loss on investment in joint venture	158,746	423,630
Fair value adjustment on warrants	(7,340)	(523,078)
Changes in operating assets and liabilities:
Accounts receivable		(734,441)
Advances to suppliers	(8,111)	-
Prepaid expenses and other assets	2,771,921	(74,969)
Accounts payable	(2,739)	(290,000)
Related parties-net	784,785	104,732
Accrued expenses and other current liabilities	(701,975)	596,094
Net cash used in operating activities	1,696,310	(477,086)

Cash flows from investing activities:
Purchase of property and equipment and other long-term assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Receipt from related parties	114,063	466,354
Net cash provided by financing activities	114,063	466,354

Effect of exchange rate changes on cash & equivalents	92	356

Net increase (decrease) in cash and equivalents	1,810,465	(10,376)

Cash and equivalents, beginning of period	8,351	22,159

Cash and equivalents, end of period	$1,818,816	$11,783

SUPPLEMENTARY DISCLOSURES:
Interest paid	$(153,199)	$(27,151)
Income tax paid	$109,517	$11,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

As of July 15, 2013, the Company was in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The promissory note was collateralized by the Company's ownership percentage in Portables. . As of the date of this report, the Company does not believe it is able to recover its control and investment. As a result, Zoom ceased to have a controlling interest in Portables and did not retain an investment in it on the date of default, _July 15, 2013, accordingly, the Company deconsolidated Portables' financial statements and recognized a loss of approximately $8.73 million during the quarter ended September 30, 2013 which includes a complete write off of its investment in Portables as of September 30, 2013. However, the Company may decide pursue legal remedies in the future if the Company deems such as action as necessary. The Company has reclassified all results of operations related to Portables prior to the write off as discontinued operations. Assets and liabilities related to Portables in comparative financial statements have been reclassified to assets and liabilities of discontinued operations.

Dispositions

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Beijing Nollec Wireless Company ("Nollec"), 80% of the outstanding equity interest of Tianjin Tongguang Group Digital Communication Company, Ltd. ("TCBD"), 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Prepaid Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less and bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this current report, the Purchaser has remitted the entire amount of RMB 200 million to the Company. A portion of the funds, approximately RMB 80 million, was released to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjian Leimone as detailed in "Note 11 - Related Party Transactions". The RMB 80 million released from escrow was a negotiated amount between the Company and the Purchaser. Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company.

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

The closing of the sale of Profit Harvest and CDE occurred on December 31, 2012; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013. The Company has not completed the sale of TCB Digital as of the date of this report. The Company is currently unable to set a definitive date to the completion of the sale. TCB Digital results of operations continue to be report under discontinued operations.

As disclosed above, as of November 18, 2013, the Company has written off its investment in Portables Unlimited, LLC.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company's accompanying condensed consolidated balance sheet at September 30, 2012, include the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its specifically formed, wholly owned subsidiary, Zoom Sub. The Company's condensed consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone which has been classified as discontinued operations held for sale. Accounts related to Portables have not been included in the September 30, 2013 condensed consolidated balance sheet.

The Company's accompanying condensed consolidated balance sheet at December 31, 2012, include the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its specifically formed, wholly owned subsidiary, Zoom Sub. The Company's condensed consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone, 100% of Ever Elite which wholly owns Nollec Wireless, indirectly held through Silver Tech, all of which have been classified as discontinued operations held for sale. The accounts of Portables have been reclassified to discontinued operations.

The Company's condensed consolidated results of operations for the three and nine months ended September 30, 2013 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub; results of operations from Ever Elite and Nollec Wireless, up to the date of their disposition, and TCB Digital have been presented as discontinued operations; the results of operations of Portables, up to June 30, 2013, which was the last date when financial information was available, has been presented as discontinued operations. The Company's condensed consolidated results of operations for the three and nine months ended September 30, 2012 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub; results of operations from Profit Harvest, CDE, Ever Elite, Nollec Wireless, TCB Digital, and Portables have been presented as discontinued operations.

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

As result of the write off of the Company's investment in Portables, the Company will not perform analysis on a go forward basis, regarding the exclusion of AUM as VIE for consolidation purposes.

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

The interim condensed consolidated financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's consolidated financial position as of September 30, 2013, its consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and its consolidated cash flows for the nine months ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of September 30, 2013, management concluded that the allowance for doubtful accounts, as disclosed in "Note 5 - Accounts Receivable" was adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company last performed annual reviews of its long-lived assets at December 31, 2012 and 2011. In 2012, the Company determined that certain fixed assets and goodwill were impaired based on the disposal of certain operations. The Company has determined there have been triggering events during the nine months ended September 30, 2013 that would require he Company to perform review for impairment of its long lived assets, such as the default of the promissory note to Portables Unlimited, Inc.; accordingly, the Company has written off its investment in Portables. Except for the assets and investments that have already been written down, the Company believes it remaining long lived assets for continuing operations are fairly stated.

Goodwill

The Company recognizes goodwill for the excess of the purchase price over the fair value of the identifiable net assets of the business acquired. ASC 350 "Intangible Assets-Goodwill and Other", an impairment test for goodwill is undertaken by the Company at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company recorded impairment of goodwill related to the following subsidiaries: Jiangsu Leimone, CDE, Silver Tech, and Portables. See "Note 3 - Merger and Acquisitions" for details.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2012 and 2011. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination as of September 30, 2013.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2013 and December 31, 2012 are as follows:

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,818,816	$1,818,816	$-	$-
Restricted cash	$19,555,440	$19,555,440	$-	$-
Warrants	$-	$-	$-	$-

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$8,351	$8,351	$-	$-
Restricted cash	$19,044,294	$19,044,294	$-	$-
Warrants	$7,340	$-	$7,340	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of September 30, 2013 and December 31, 2012, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, Portables' liabilities exceeded its assets by $9,290,241. The purchase consideration was $9,851,486 which resulted in goodwill of $27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world. The Company's ownership in Portables had been reduced to 50.1% as of December 31, 2012. The Company was in default of a loan with Portables Unlimited, Inc. and the Company has decided to write down its investment in Portables. See "Note 1 - Organization and Nature of Business Operations - Dispositions", for further details.

The following table summarizes goodwill as of September 30, 2013 and December 31, 2012 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, and CDE:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	1,861,409	1,861,409
Portables	27,031,492	27,031,492
Total	37,391,798	37,391,798
Less: Impairment	(37,391,798)	(37,391,798)
Total goodwill	$-	$-

The Company continues to closely monitor its subsidiaries when major events occur that may cause the carrying value of the goodwill associated with the above subsidiaries to be impaired.

NOTE 4 - RESTRICTED CASH

Restricted cash was part of the funds deposited with the Company for sale to Beijing Zhumu Culture Communication Company, Ltd. of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. The funds become unrestricted upon closing of the disposition transaction. The funds are in held in account dually controlled by the Company and Beijing Zhumu Culture Communication Company, Ltd.

NOTE 5 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of September 30, 2013 and December 31, 2012, the Company's other receivables and prepaid expenses consisted of the following:

		September 30,	December 31,
		2013	2012
		(Unaudited)
Deposit	$		$90,091
Prepaid expenses		191,750	-
Others		1,025,691	3,899,271
Total other receivables and prepaid expenses		$1,217,441	$3,989,362

The balances of $1,205,691 and $3,899,271 labeled as "Others" as of September 30, 2013 and December 31, 2012 were receivables owed to the Company by Profit Harvest that arose in the normal course of business where the Company paid for expenses and professional fees on behalf of Profit Harvest. Profit Harvest was previously a subsidiary of the Company. In 2012, it was sold to Beijing Zhumu Culture Communication Company, Ltd. These amounts are expected to be recovered by the Company.

NOTE 6 - INTANGIBLE ASSETS

As of September 30, 2013 and December 31, 2012, the Company's intangible assets were summarized as follows:

	Estimated	September 30,	December 31,
	Useful Life	2013	2012
		(Unaudited)
Domain name, logo and trade mark	Indefinite	$349,600	$349,600
Total cost		349,600	349,600
less: Accumulated amortization		-	-
Intangible assets, net		$349,600	$349,600

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo and trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded. The amortization of intangible assets for the three and nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

NOTE 7 - NOTES PAYABLE

There was note issued to CNCG as part of the Company acquisition of Portables, with an original face amount of $500,000, term from October 11, 2011 to October 11, 2014, and annual interest rate of 2.0%. The outstanding balance of the note is $205,937.

The Company issued a note for $870,000 on or about June 1, 2010 to the prior shareholders of Nollec Wireless as part of the acquisition consideration for Nollec Wireless. The outstanding balance of the note is $145,000 as of September 30, 2013; the note carries an interest rate 6% per annum.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties

As of September 30, 2013 and December 31, 2012, due from related parties were:

	September 30,	December 31,
Due from related parties	2013	2012
	(Unaudited)
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$35,852	$91,571
Leimone (Tianjin) Industrial Co., Ltd.	4,212,356	11,034,982
Shenzhen Leimone	324,950	355,564
Spreadzoom	9,046,040	9,046,038
Total due from related parties	$13,619,198	$20,528,155

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrows money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu. The balance is expected to be repaid in full by December 31, 2013.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. As of September 30, 2013 and December 31, 2012, the amounts due from Tianjin Leimone of $11,179,724 and $11,034,982 represented advances for purchases arising in the normal course of business for transactions prior to December 31, 2012. The difference in balances between June 30, 2013 and December 31, 2012, represents the fluctuation of exchange rates between the functional and reporting currency. The outstanding balance is expected to begin to reduce materially when the Company has completed its sale of TCB Digital.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $324,950 and $355,564 as of September 30, 2013 and December 31, 2012 was a loan to Shenzhen Leimone for setup costs. The balance is expected to be repaid in full by December 31, 2013.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. The difference in balances between September 30, 2013 and December 31, 2012, represents the fluctuation of exchange rates between the functional and reporting currency. Such advances occurred during the early stages of the business. The SpreadZoom has not yet been fully capitalized. Upon completion of the sale of TCB Digital, the Company expects to be repaid these advances.

Due to related parties

As of September 30, 2013 and December 31, 2012, due to related parties were:

	September 30,	December 31,
Due to related parties	2013	2012
	(Unaudited)
Mr. Lei Gu	$2,863,500	$2,901,283
Anthony Chan	-	358,814
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Total due to related parties	$2,966,000	$3,362,597

Mr. Gu provides funds to the Company with no interest and are due on demand. As of September 30, 2013 and December 31, 2012, the balances of funds provided by Gu was $2,863,500 and $2,901,283 respectively.

At December 31, 2012, the Company owed to Mr. Anthony Chan certain accrued compensation for services rendered in the amount of $358,814. As of September 30, 2013, the balance owed to Mr. Chan has been fully settled.

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

On July 16, 2013, the Company issued 560,000 shares as compensation to Mr. Anthony Chan for back pay.

On November 12, 2013, the Company effectuated a 10 for 1 reverse split of its common stock. All share numbers have been retroactively restated to reflect the reverse split.

NOTE 10 - WARRANTS

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

The following summary represents warrants activity during the three months ended September 30, 2013:

Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value
Balance, December 31, 2012	863,860	$23.00	$-
Granted	-	-
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2013	863,860	$23.00	$-

The following presents warrants summary as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants	863,860	1.35 years	$23.00	863,860	$23.00

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

NOTE 11 - STOCK OPTIONS

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

The following summary represents options activity during the nine months ended September 30, 2013 under the New Plan.

		Weighted-
	Under	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value
Balance, December 31, 2012	181,000	$16.90	$-
Granted	10,000	6.50
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2013	191,000	$16.40	$-

The following represents options summary as of June 30, 2013 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	191,000	1.80 years	$16.40	107,111	$15.90

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

NOTE 12 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $2.20 million and $1.38 million at September 30, 2013 and December 31, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Nollec had pre-tax loss for the three months ended September 30, 2013. The Company's net income and earnings per share had no effect due to its income tax exemption.

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

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Deferred tax assets:	(Unaudited)
Net operating loss	$466,275	$511,035
less: Valuation allowance	(466,275)	(511,035)
Total deferred tax assets	-	-

Deferred tax liabilities:	-	-
Deferred tax assets, net	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
US statutory rates	34.00%	34.00%	34.00%	34.00%
Tax rate difference	0.00%	0.00%	0.00%	0.00%
Valuation allowance	-34.00%	0.00%	-34.00%	-34.00%
State taxes	0.00%	-35.42%	-5.57%	-0.40%
Tax per financial statements	0.00%	-1.42%	-5.57%	-0.40%

NOTE 13 - STATUTORY RESERVES

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

As of September 30, 2013 and December 31, 2012, the Company's statutory surplus reserve was $737,770 and $702,539 respectively.

NOTE 14 - OPERATING RISK

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

NOTE 15 - EQUITY METHOD INVESTEE: SPREADZOOM

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

	September 30,
	2013
Financial Position of SpreadZoom	(Unaudited)
Current assets	$26,542,710
Non-current assets	3,669,499
Total assets	30,212,209

Current liabilities	13,394,293
Non-current liabilities	-
Total liabilities	13,394,293

Net ssset value	$16,817,916

	Three Months	Nine Months
Results of Operations of SpreadZoom	Ended September 30,	Ended September 30,
	2013	2013
	(Unaudited)	(Unaudited)
Net revenues	$15,466,008	$51,989,850
Cost of goods sold	14,602,540	50,749,207
Gross profit	863,468	1,240,643

Operating expenses	468,792	1,551,314
Operating loss	394,676	(310,671)

Other income (expenses), net	(25,464)	(24,447)
Income (loss) before taxes	369,212	(335,118)

less: Provision for income taxes	-	-
Net loss	$369,212	$(335,118)

Investment loss attributable to Zoom Technologies, Inc.	$174,895	$(158,746)

NOTE 16 - DISCONTINUED OPERATIONS

The detailed results of operations for discontinued operations shown below for the three and nine months ended September 30, 2013 include the results of TCB Digital, Ever Elite, Nollec Wireless, and Portables. The detailed results of operations for discontinued operations shown below for the three and nine months ended September 30, 2012 include the results of TCB Digital, Profit Harvest, CDE, Ever Elite, Nollec Wireless, and Portables.

Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$63,763,403	$144,954,695	$170,083,852	$306,717,488
Cost of sales	58,344,284	134,252,248	160,180,706	286,251,895
Gross profit	5,419,119	10,702,447	9,903,146	20,465,593

Operating expenses	5,353,350	6,110,196	8,878,592	12,987,224
Operating income	65,769	4,592,251	1,024,554	7,478,369

Other income (expenses), net	(1,239,336)	(1,616,402)	(2,828,766)	(908,405)
(Loss) income before taxes from discontinued operations	(1,173,567)	2,975,849	(1,804,212)	6,569,964

less: Provision for income taxes	90	601,837	21,277	1,505,386

(Loss) income from discontinued operations, net of tax	$(1,173,657)	$2,374,012	$(1,825,489)	$5,064,578

Basic and diluted (loss) income per common share from
discontinued operations:
Basic	$(3.91)	$0.54	$(4.76)	$1.85
Diluted	$(3.91)	$0.54	$(4.76)	$1.85

Financial Position	September 30,	December 31,
	2013	2012
	(Unaudited)
Cash and equivalents	$8,730,872	$3,667,924
Restricted cash	69,630,402	64,467,142
Accounts receivable, net	39,107,375	38,889,208
Inventories, net	13,320,789	7,988,710
Other receivables and prepaid expenses	2,657,549	10,697,074
Advance to suppliers	478,223	5,027,089
Notes receivable	325,924	548,218
Due from related parties	6,471,812	17,144,272
Construction in progress deposit	-	278,996
Property, plant and equipment, net	1,098,498	3,670,327
Intangible assets, net	-	473,772
Goodwill	-	27,031,492
Total current assets	141,821,444	179,884,224

Total Assets of Discontinued Operations	$141,821,444	$179,884,224

Short-term loans	$43,248,145	$24,707,679
Notes payable	28,957,279	28,156,022
Accounts payable	27,475,774	22,625,660
Accrued expenses and other payables	1,924,404	(1,563,156)
Advances from customers	841,863	1,039,775
Taxes payable	(2,418,854)	(2,341,883)
Interest payable	121,561	110,835
Dividends payable	6,091,983	5,783,174
Due to related parties	42,360,470	76,824,918
Non-controlling interest	(6,951,143)	12,590,782
Total current liabilities	141,651,482	167,933,806

Total Liabilities of Discontinued Operations	141,651,482	167,933,806

Net Assets of Discontinued Operations	$169,962	$11,950,418

The sale of all of the business operations to Beijing Zhumu Culture Communication Company, Ltd. covered in the Share Purchase Agreement as described in "Note 1 - Organization and Nature of Business Operations" was for approximately $31.7 million (RMB 200 million) in sales proceeds. The Share Purchase Agreement covers the sale of several business operations in different jurisdictions, with differing regulatory requirements regarding the purchase and sale of businesses. The table of above details the portion of the transaction related to the sale of Profit Harvest and CDE, which closed on December 31, 2012, for proceeds of $23.0 million. The portion of the sale covered in the Share Purchase Agreement for Ever Elite and Nollec Wireless generated proceeds of $500,000. This sales transaction closed on April 5, 2013. The balance of the sales proceeds, approximately $8.2 million will be allocated to TCB Digital upon the closing of that transaction. The Company has also included all the assets and liabilities of Portables at December 31, 2012 in discontinued operations.

NOTE 17 - DEFAULT OF NOTE OWED TO PORTABLES UNLIMITED, INC.

As of November 18, 2013, the Company was in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The Company has not been provided financial information for the quarter ended September 30, 2013. The Company has determined that it will not able to recover its investment in Portables; accordingly, the Company has written off its investment in full.

NOTE 18 - CORRECTION OF ERROR FOR ACCOUNTING OF WARRANTS AS DERIVATIVE SECURITIES

Zoom management discovered during the quarter ended September 30, 2012 that in accordance with ASC 815 (formerly EITF 07-5) the Company had incorrectly accounted for warrants issued in the years 2009 and 2010 as equity.  Series A, C, F, and related placement agent warrants contained anti-dilution provision that according to the above guidance required that these derivative securities be accounted for as liabilities and marked to market at each reporting period.  The Series G, and related placement agent warrants contained change of control provisions that required that the warrants be accounted for as liabilities because the securities were no longer indexed to the Company's stock; rather there were characteristics that required them to be accounted for as standalone securities that are considered liabilities to the Company. As a result the results of operations for the three and nine months ended September 30, 2012 have been restated as follows:

	Three Months Ended September 30, 2012
	As Previously		As Currently
	Reported	Adjustment	Reported
Other income (expenses)
Change in fair value of warrants	$-	$350,323	$350,323

Net income attributable to Zoom Technologies, Inc.	$419,939	$350,323	$770,262

Basic and diluted income per common share:
Basic	$0.02	$0.01	$0.03
Diluted	$0.02	$0.01	$0.03

	Nine Months Ended September 30, 2012
	As Previously		As Currently
	Reported	Adjustment	Reported
Other income (expenses)
Change in fair value of warrants	$-	$233,370	$233,370

Net income attributable to Zoom Technologies, Inc.	$1,061,824	$233,370	$1,295,194

Basic and diluted income per common share:
Basic	$0.04	$0.01	$0.05
Diluted	$0.04	$0.01	$0.05

The Company assessed the value of these warrants by using the binomial lattice model. When the Company valued the warrants it used the following assumptions as part of inputs into the valuation model: US treasury rate of 0.34% as a measure of the risk free rate of return. The Company also used the mean of the annualized standard deviation of the log normal returns of comparable companies in the same line of business as measure of volatility which was 44.42% at September 30, 2012. The Company controls whether dilution may occur, so it did not add additional assumptions regarding dilutive events into the future discrete outcomes found in the model. The warrants values were adjusted for the dilutive effect as ratio of the outstanding common stock at the time of measurement. In determining the probabilities of an up movement or down movement in the discrete outcomes, as well as the related magnitude of such up or down movements, the Company used a Cox-Ross-Rubenstein approach in applying the binomial lattice model.

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

Subsidiary Sale

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. As of the date of this report, the Purchaser has remitted the entire amount of RMB 200 million to the Company to use; accordingly, in the normal course of business, a negotiated amount of RMB 80 million of funds was released from escrow to the Company that was deployed to SpreadZoom and Tianjin Leimone as detailed in "Note 11 - Related Party Transactions" as agreed by the Purchaser. Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company. As of the date of this quarterly report, the transfer of ownership of Profit Harvest, Nollec Wireless and CDE has been completed.

Zoom's Operation in the U.S.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. As of June 30, 2013, the Company's and Portables Unlimited, Inc.'s ownership interests in Portables are 50.1% and 49.9%, respectively. Subsequent to June 30, 2012, the Company was in default of a promissory note owed to Portables Unlimited, Inc. If the Company was unable to cure the default, the Company's ownership in Portables could be transferred to Portables Unlimited, Inc., and the Company could be potentially subject to a loss in the range of approximately $5.0 million to $9.0 million. The Company has not been able to cure its default, and the Company has determined it will not be able to recover its investment; accordingly, the Company has written off the investment in full.

Our principal executive offices are located in the People's Republic of China at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027; our telephone number is 86-10-5935-9000. Our corporate web site address is www.zoom.com.

The diagram below summarizes our corporate structure as of September 30, 2013:

Corporate Organization

ZOOM Technologies (Delaware)
100.0%
ZOOM USA Holdings, Inc. (Delaware) (1)
100.0%
Gold Lion Holding (BVI) (2)
100.0%
Silver Tech Enterprises (BVI) (6)
100.0%
Jiangsu Leimone (WFOE) (3)
47.4%
SpreadZoom Technologies, Inc. (PRC) (4)
80.0%
TCB Digital (PRC) (5)

Notes:

(1) Intermediary holding company incorporated in Delaware in 2011

(2) Intermediary holding company incorporated in BVI in 2002.

(3) Wholly Foreign Owned Enterprise incorporated in PRC

(4) SpreadZoom Technologies, Inc. incorporated May 2012

(5) Tianjin Communication and Broadcasting Group Co., Ltd., a state-owned enterprise, owns 20% of TCB Digital.

(6) Intermediary holding company incorporated in BVI in 2002

Plan of Operation

During the next 12 months, Zoom, together with its subsidiaries, expects to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  Zoom will restructure itself towards investment in more high growth businesses.

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

Revenue from the sale of equipment is recognized upon shipment.

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

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of September 30, 2013, the Company has completely written off goodwill resulting from its acquisition of Jiangsu Leimone, Silver Tech, CDE, and Portables.

Results of Operations for the Three and Nine Months Ended September 30, 2013

Revenues

Our revenues from continuing operations were $0 for the three and nine months ended September 30, 2013 and 2012. The Company is restructuring its business and expects to consummate a transaction by investing in a high growth technology based businesses.

Cost of sales

For the three and nine months ended September 30, 2013 and 2012, our costs of sales from continuing operations were $0. As previously noted, the Company is restructuring its business.

Gross Profit

Gross profits from continuing operations for the three and nine months ended September 30, 2013 and 2012 were $0.

Operating expenses

Sales, general and administrative expenses from continuing operations primarily consisted of compliance expense related to maintain the Company's status as public company.

Non-cash equity-based compensation on go forward basis reflects grants and awards that have been issued to personnel still in the service of the Company's continuing operating entities.

Other income/(expenses)-net

The Company's other income-net expense was $142,631 for the three months ended September 30, 2013 and other net income $99,653 for the three months ended September 30, 2012. Other net expense was $303,513 for the nine months ended September 30, 2013 and $72,016 for the nine months ended September 2012. There was a net investment gain for SpreadZoom of $174,895 for the three months ended September 30, 2013 as compared to an investment loss of $423,630 for the same period in 2013. The investment loss for the nine months ended September 30, 2013 was $158,746 compare to 423,630 for the same period in 2012.

Net (loss) income

For the three months ended September 30, 2013 and 2012, the Company's net loss was $12,117,084, as compared to net income of $752,314 for the corresponding period in 2012. For the nine months ended September 30, 2013 and 2012, the Company's net loss was (16,308,893), as compared to net income of $2,047,508 for the corresponding period in 2012. The substantial losses are the result of the company restructuring and disposition of assets, as well as the write-off of its investment in Portables.

Other comprehensive income/(loss)

The Company's other comprehensive income is attributable foreign currency exchange fluctuations particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of September 30, 2013, the Company had cash and equivalents of $1,818,816 and restricted cash of $19,555,440. Restricted cash reflects the funds deposited with the Company for sale to Beijing Zhumu Culture Communication Company, Ltd. of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. We had cash and equivalents of $8,351 and restricted cash of $19,044,294 as of December 31, 2012.

Net cash provided in operating activities for the nine months ended September 30, 2013 was $1,696,310 compared to net cash used in operating activities of $477,086 for the same period in 2012. In the first nine months of 2013, operational use of funds included net decreases in other receivables and other prepaid expenses of $2,771,921, and decreases in amounts due from related parties of $784,785. These decreases were partially offset by decreases in accounts payable and other accruals of $701,975.

Net cash used in investing activities was $0 in the nine months ended September 30, 2013 as compared to $0 for the same period in 2012 was for the purchase of fixed assets.

Net cash provided by financing activities was $114,063 for the nine months ended September 30, 2013 as compared to $466,354 in the same period in 2012. The source of cash was primarily attributable to funds provided by related parties.

Contractual Obligations

As of September 30, 2013, the Company had promissory note obligations for past acquisitions $495,937.

On a go forward basis over the next 12 months, Zoom intends to continue to rely on restricted cash to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of September 30, 2013, Zoom had no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The Mid-Level People's Court of Tianjin City has issued a decision in the last quarter of 2012 which is acceptable to the Company. HUCG appealed the decision and in the second quarter of 2013, the Court of Appeals upheld the previous rulings. The Court has executed on its ruling and the construction of the factory under SpreadZoom has resumed.

Other than our dispute disclosed above we are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

The Company is in default on a promissory note issued to Portables Unlimited, Inc. The Company has written down its investment in Portables as it believes it cannot recover its investment.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 27, 2012, the Company received notice from NASDAQ that it was not in compliance with its continued listing rules for its common stock requiring a minimum $1 bid price. The Company was granted 180 days regain compliance. On May 29, 2013, the Company was granted an extension by NASDAQ for 180 days to regain compliance by November 25, 2013. The Company effectuated a 10 for 1 reverse split of its common stock to help regain compliance. As of the date of the filing, there is no assurance that the Company will regain compliance.

Item 6. Exhibits.

The following exhibits are included with this report.

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO.
Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certification of Patrick Wong, CFO.
Exhibit 32.0 Section 1350 Certifications.
101.INS   XBRL Instance Document
101.SCH   XBRL Taxonomy Extension Schema Document
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 19, 2013 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

INDEX TO EXHIBITS

Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Lei Gu, CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Patrick Wong, CFO
32.0	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document