Form 10-Q/A
period 2013-09-30
ZOOM TECHNOLOGIES INC
filed 2013-11-25
CIK 822708

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
No. 8 Workers Stadium North Road
Chaoyang District, Beijing, China 100027

U.S. office:
c/o Ellenoff Grossman & Schole LLP
1345 Avenue of Americas,
New York, NY 10105
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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of November 18, 2013 is 3,008,517.

EXPLANATORY NOTE

ZOOM TECHNOLOGIES, INC. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the quarterly period ended September 30, 2012 to regain compliance with Regulation S-X 10-01(d) which states that prior to filing, interim financial statements included in quarterly reports on Form 10-Q (17 CFR 249.308(a)) must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission. On November 19, 2013, the Company mistakenly authorized filing of the form 10-Q for the period ended September 30, 2013 (the "Original 10-Q") prior to completion of the review performed by a registered public accounting firm. The registered public accounting firm completed their review of this Form 10-Q/A. Their report is found on Page 30 of this Form 10-Q/A. The Company has implemented improved internal control policies over financial reporting to mitigate the risk of such accidents occurring again in the future.

i

Zoom Technologies, Inc.
Affiliates and Subsidiaries

FORM 10-Q/A

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$1,818,816	$8,351
Restricted cash	19,555,440	19,044,294
Other receivables and prepaid expenses	1,217,441	3,989,362
Due from related parties	13,619,198	20,528,155
Current assets of discontinued operations, held for sale	139,390,295	179,884,224
Total current assets	175,601,190	223,454,386

Intangible assets	349,600	349,600
Long-term investments	11,754,210	11,912,956
TOTAL ASSETS	$187,705,000	$235,716,942

LIABILITIES AND EQUITY
Current liabilities
Notes payable	350,937	-
Accounts payable	36,948	38,695
Accrued expenses and other payables	535,530	1,237,505
Purchase deposit from buyer	8,240,490	8,740,490
Taxes payable	22,951	22,334
Due to related parties	2,966,000	5,362,597
Warrant liability	-	7,340
Current liabilities of discontinued operations	140,007,731	155,343,024
Total current liabilities	152,160,587	170,751,985

Long-term notes payables	-	317,500
TOTAL LIABILITIES	152,160,587	171,069,485

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01; 3,008,517 shares issued and outstanding at September 30, 2013; 2,932,085 shares issued and
2,931,917 shares outstanding at December 31, 2012	30,085	29,319
Treasury shares: 168 shares at cost	(7,322)	(7,322)
Additional paid-in capital	52,625,042	51,372,282
Statutory surplus reserve	737,623	702,539
Accumulated other comprehensive income	2,739,347	4,058,655
Accumulated deficit	(22,416,508)	(4,098,798)
TOTAL STOCKHOLDERS' EQUITY	33,708,267	52,056,675
Non-controlling interest	1,836,146	12,590,782
TOTAL EQUITY	35,544,413	64,647,457

TOTAL LIABILITIES AND EQUITY	$187,705,000	$235,716,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general, and administrative expenses	110,308	135,646	885,947	869,938
Non-cash equity-based compensation	132,259	758,592	777,924	2,030,151
Total operating expenses	242,567	894,238	1,663,871	2,900,089
Loss from operations	(242,567)	(894,238)	(1,663,871)	(2,900,089)

Other income and (expenses)
Interest income	314	1	314	12
Interest expense	(8,006)	(901)	(153,199)	(27,151)
Change in fair value of warrants	4	523,078	7,340	523,078
Investment gain (loss)	174,895	(423,630)	(158,746)	(423,630)
Other (expense) income, net	(309,838)	1,105	778	(293)
Other income (expense), net	(142,631)	99,653	(303,513)	72,016

Loss before income taxes and noncontrolling interest	(385,198)	(794,585)	(1,967,384)	(2,828,073)
Income taxes for continuing operations	-	11,289	109,517	11,289

Loss attributable to Zoom Technologies, Inc. from continuing operations	(385,198)	(805,874)	(2,076,901)	(2,839,362)

Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(3,680,361)	1,748,821	(4,226,587)	5,064,578
less: (loss) income attributable to noncontrolling interest from discontinued operations	(616,946)	190,633	(729,690)	177,708
	(3,063,415)	1,558,188	(3,496,897)	4,886,870

Loss on disposal, net tax	(10,642,204)	-	(12,708,828)	-

(Loss) income attributable to Zoom Technologies, Inc. from discontinued operations	(13,705,619)	1,558,188	(16,205,725)	4,886,870

Net (loss) income attributable to Zoom Technologies, Inc.	$(14,090,817)	$752,314	$(18,282,626)	$2,047,508

Basic and diluted loss per common share from continuing operations:
Basic	$(0.13)	$(0.28)	$(0.69)	$(1.07)
Diluted	$(0.13)	$(0.28)	$(0.69)	$(1.07)

Basic and diluted (loss) income per common share from discontinued operations:
Basic	$(4.57)	$0.54	$(5.42)	$1.85
Diluted	$(4.57)	$0.54	$(5.42)	$1.85

Basic and diluted (loss) income per common share
Basic	$(4.70)	$0.26	$(6.11)	$0.77
Diluted	$(4.70)	$0.26	$(6.11)	$0.77

Weighted average common shares outstanding:
Basic	2,999,387	2,911,470	2,990,836	2,643,145
Diluted	2,999,387	2,911,470	2,990,836	2,646,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income attributable to Zoom Technologies, Inc.	$(14,090,817)	$752,314	$(18,282,626)	$2,047,508
Net (loss) income attributable to noncontrolling interest	(616,946)	190,633	(729,690)	177,708

Other comprehensive income:
Foreign currency translation (loss) gain - Zoom Technologies, Inc.	(2,097,745)	(333,330)	(1,319,310)	56,387
Foreign currency translation (loss) gain - noncontrolling interest	(762,769)	588	(568,160)	24,481

Comprehensive (loss) income Zoom Technologies, Inc.	(16,188,562)	418,984	(19,601,936)	2,103,895
Comprehensive (loss) income noncontrolling interest	$(1,379,715)	$191,221	$(1,297,850)	$202,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income attributable to Zoom Technologies, Inc.	$(18,282,626)	$2,047,508
Adjustments to reconcile net (loss) income attributable to Zoom Technologies Inc. to cash provided by (used in) operating activities:
(Loss) income attributable to noncontrolling interest from discontinued operations	(729,690)	177,708
Depreciation and amortization	844,603	1,268,053
Non-cash equity-based compensation	777,924	2,030,151
Provision for inventory obsolescence	-	361,039
Provision on accounts receivable	2,518,987	1,559,674
Loss on disposal	12,708,828	-
Loss on investment in joint venture	158,746	423,630
Fair value adjustment on warrants	(7,340)	(523,078)
Changes in deferred tax assets	-	56,649
Changes in operating assets and liabilities:
Accounts receivable	(3,160,104)	(38,096,887)
Inventories	(6,076,358)	(5,256,775)
Advances to suppliers	(29,449)	(728,846)
Prepaid expenses and other assets	9,431,490	(5,713,871)
Accounts payable	8,768,972	24,834,057
Advance from customers	(203,745)	2,026,810
Related parties-net	(434,012)	3,998,291
Accrued expenses and other current liabilities	2,752,907	6,278,056
Net cash provided by (used in) operating activities	9,039,133	(5,257,831)

Cash flows from investing activities:
Restricted cash	(3,390,538)	(792,581)
Purchase of property and equipment and other long-term assets	(727,785)	(359,098)
Proceeds from collection on notes receivable	234,078	(5,384,577)
Cash disposed upon disposal of subsidiary	(740,616)	-
Equity method investee	-	(12,364,270)
Refund from factory construction deposit	-	10,261,417
Net cash used in investing activities	(4,624,861)	(8,639,109)

Cash flows from financing activities:
Proceeds from loans	23,042,792	3,201,559
Repayment to loans	1,134	(1,506,339)
Repayment on notes payable	-	(4,457,729)
Receipt from related parties	103,721	25,697,445
Payments to related parties	(20,173,332)	(6,379,117)
Repayments on long-term loan	-	(7,250)
Net cash provided by financing activities	2,974,315	16,548,569

Effect of exchange rate changes on cash & equivalents	(515,174)	21,228

Net increase in cash and equivalents	6,873,413	2,672,857

Cash and equivalents, beginning of period	3,676,275	1,131,109
Cash and equivalents of continuing components	8,351	22,158
Cash and equivalents of discontinued components	3,667,924	1,108,951

Cash and equivalents, end of period	$10,549,688	$3,803,966
Cash and equivalents of continuing components	1,818,816	11,484
Cash and equivalents of discontinued components	8,730,872	3,792,482

SUPPLEMENTARY DISCLOSURES:
Interest paid	$2,136,419	$1,924,763
Income tax paid	$109,517	$2,813,825

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

As of July 15, 2013, the Company was in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The promissory note was collateralized by the Company's ownership percentage in Portables. As of the date of this report, the Company does not believe it is able to recover its control and investment. As a result, Zoom ceased to have a controlling interest in Portables and did not retain an investment in it on the date of default, July 15, 2013, accordingly, the Company deconsolidated Portables' financial statements and recognized a loss of approximately $7.44 million during the quarter ended September 30, 2013 which includes a complete write off of its investment in Portables as of September 30, 2013. However, the Company may decide pursue legal remedies in the future if the Company deems such as action as necessary. The Company has reclassified all results of operations related to Portables prior to the write off as discontinued operations. Assets and liabilities related to Portables in comparative financial statements have been reclassified to assets and liabilities of discontinued operations.

Dispositions

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Beijing Nollec Wireless Company ("Nollec"), 80% of the outstanding equity interest of Tianjin Tongguang Group Digital Communication Company, Ltd. ("TCBD"), 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Prepaid Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this current report, the Purchaser has remitted the entire amount of RMB 200 million to the Company. A portion of the funds, approximately RMB 80 million, was released to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjian Leimone as detailed in "Note 8 - Related Party Transactions". The RMB 80 million released from escrow was a negotiated amount between the Company and the Purchaser. Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company.

The Company's ownership interest in SpreadZoom, which owns and operates mobile phone manufacturing facilities in Tianjin, is not included in the Subsidiary Sale.

The closing of the sale of Profit Harvest and CDE occurred on December 31, 2012; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013. The Company has not completed the sale of TCB Digital as of the date of this report. The Company is currently unable to set a definitive date to the completion of the sale. TCB Digital results of operations continue to be reported under discontinued operations.

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

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). Refer to "Note 15 - Equity Method Investee: SpreadZoom" for details.

Exclusion of Related Party Lessor from Consolidation

Portables commencing in January 2009, subleased its principal facility from one of its noncontrolling member. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Management believed that the same was true up to the July 15, 2013, when Portables ceased being consolidated in the Company's books.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The functional currency of the Company's continuing operation Jiangsu Leimone and its equity investment SpreadZoom is the Chinese Renminbi ("RMB"). The functional currency of the Company's discontinued operations of Portables and Zoom Sub is United States Dollars ("USD" or "$"). The functional currency of the Company's discontinued operations, TCB Digital and Nollec Wireless is the RMB. The functional currency of the Company's discontinued operations Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements are translated and presented in the reporting currency of USD.

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

Foreign Currency Translation and Transaction

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

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been material amounts of capitalized interest for the three and nine months ended September 30, 2013.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company last performed annual reviews of its long-lived assets at December 31, 2012 and 2011. In 2012, the Company determined that certain fixed assets and goodwill were impaired based on the disposal of certain operations. The Company has determined there have been triggering events during the nine months ended September 30, 2013 that would require he Company to perform review for impairment of its long lived assets, such as the default of the promissory note to Portables Unlimited, Inc.; accordingly, the Company has written off its investment in Portables. Except for the assets and investments that have already been written down, the Company believes it remaining long lived assets for continuing operations is fairly stated.

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

The Company acquired 55% ownership of Portables on October 11, 2011. As of October 11, 2011, Portables' liabilities exceeded its assets by $9,290,241. The purchase consideration was $9,851,486 which resulted in goodwill of $27,005,953. The Company acquired Portables for two reasons; (a) to diversify its revenue sources, and (b) to gain access to the most mature mobile handset market in the world. The Company's ownership in Portables had been reduced to 50.1% as of December 31, 2012. At July 15, 2013, the Company was in default of a loan with Portables Unlimited, Inc. and during the three months ended September 30, 2013, the Company decided to write down its investment in Portables. See "Note 1 - Organization and Nature of Business Operations - Dispositions", for further details.

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

NOTE 7 - NOTES PAYABLE

There was note issued to CNCG as part of the Company acquisition of Portables, with an original face amount of $500,000, term from October 11, 2011 to October 11, 2014, and annual interest rate of 2.0%. The outstanding balance of the note is $205,937. As of November 25, 2013, the note is in default.

The Company issued a note for $870,000 on or about June 1, 2010 to the prior shareholders of Nollec Wireless as part of the acquisition consideration for Nollec Wireless. The outstanding balance of the note is $145,000 as of September 30, 2013; the note carries an interest rate 6% per annum. As of November 25, 2013, the note is in default.

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

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. As of September 30, 2013 and December 31, 2012, the amounts due from Tianjin Leimone of $4,212,356 and $11,034,982 represented advances for purchases arising in the normal course of business for transactions prior to December 31, 2012. The difference in balances between September 30, 2013 and December 31, 2012, represents the repayment of related party advances. The outstanding balance is expected to begin to reduce materially when the Company has completed its sale of TCB Digital.

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

Due to related parties

As of September 30, 2013 and December 31, 2012, due to related parties were:

	September 30,	December 31,
Due to related parties	2013	2012
	(Unaudited)
Mr. Lei Gu	$2,863,500	$2,901,283
Anthony Chan	-	358,814
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Portables Unlimited, Inc.	-	2,000,000
Total due to related parties	$2,966,000	$5,362,597

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

At December 31, 2012, the Company owed to Portables Unlimited, Inc. a promissory note for $2,000,000. As of July 15, 2013, the Company was in default of this note. Refer to "Note 1 - Organization and Nature of Business Operations" for further details.

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

On July 16, 2013, the Company issued 56,000 shares as compensation to Mr. Anthony Chan for back pay. The Company recorded $280,000 of compensation expense.

On November 12, 2013, the Company effectuated a 10 for 1 reverse split of its common stock. All share numbers and per share amounts have been retroactively restated to reflect the reverse split.

NOTE 10 - WARRANTS

The Company granted Series A, B, C, D and E warrants to the accredited investors as part of its private placement offering on October 16, 2009 and November 18, 2009.

Following is the brief description of warrants:

Series A Warrants: The Series A warrants have an exercise price of $60.00 and a term of 5 years from the issue date subject to the Exchange Cap (as defined in the agreement).

Series B Warrants: The Series B warrants have an exercise price of $0.10 and a term of three (3) months from the issue date provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement) until the warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). All B Warrants were exercised in December 2009.

Series C Warrants: The Series C warrants shall be exercisable only upon the exercise of the Series B warrants. The Series C warrants shall have an exercise price of $60.00 and a term of 5 years from the issue date.

Series D Warrants: The Series D warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2009. The Series D warrant shall have an exercise price of $0.10 and a term of exercise equal to three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap (as defined in the agreement) until the warrant can be exercised in full by the holder without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2009 exceeding the eligibility threshold pursuant to the agreement, the Series D Warrants became ineligible for exercise.

Series E Warrants: The Series E warrants shall be exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants shall have an exercise price of $0.10 and a term of three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2010 exceeding the eligibility threshold pursuant to the agreement, the Series E Warrants became ineligible for exercise.

The Company granted on May 6, 2010, Series F warrants to the above investors for their temporary forfeiture of their right to participate in the Company's future financings.

Series F Warrants: The Series F warrants have an exercise price of $60.00 and a term of 5 years from the issue date. The Company issued 37,500 Series F warrants to investors who participated in private placement transaction pursuant to the Securities Purchase Agreement dated October 15, 2009, to temporarily waive their right for a period of eight months to participate in a future offering of the Company. The investors originally have a period of twenty-four months ("Rights Period") in which they have the right to participate, and for providing a temporary waiver, an eight-month duration is added to the original expiration of the Rights Period.

The Company granted Series G warrants to the accredited investors as part of its private place offering on November 15, 2010.

Series G Warrants: The Series G warrants shall have an exercise price of $47.10 and a term of 5 years from the issue date.

Anti-dilution Adjustments for Certain Warrants: Since the private placement in November 2010 involved sales of the Company's stock at a price that activated anti-dilution provisions in the Series A, C, F and certain placement agent warrants, the exercise price of these warrants is adjusted to $37.40 per share and the number of warrants eligible is multiplied by a factor of 60 / 37.40 or 1.60 with fractional shares rounding up.

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

NOTE 11 - STOCK OPTIONS

The 2009 Equity Incentive Compensation Plan

On October 11, 2011, the Company's BOD approved of the granting of 150,000 options to employees and executives of Portables Unlimited LLC, the Company's newly acquired subsidiary, with the exercise prices of $18.30 and $37.50 per share, with 25% of the options vesting immediately and the balance equally per quarter over three years. These options expire in four years.

On October 8, 2012, the Company's BOD approved of the re-pricing of 120,000 out of the above-mentioned 150,000 options from the exercise price of $37.50 to $18.30 per share.

On October 26, 2011, the Company's BOD approved of the granting of 1,000 options to its new independent director, with the exercise price of $20.40 per share, vesting over one year and expiring in two years.

On November 29, 2011, the Company's BOD approved of the granting of 30,000 options to a consultant, with the exercise price of $10.00 per share, with 1/3 vesting immediately and the balance equally over two quarters. These options expire in two years.

On May 22, 2012, the Company issued 30,280 shares of its common stock to its employees, and directors in replacement for cancelling 133,900 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $11.20 per share, the closing price on the date of Board Approval, which is considered the market price at that time. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there was no extra non-cash compensation expense for the three months ended September 30, 2013.

The following summary represents options activity during the nine months ended September 30, 2013 under the New Plan.

		Weighted-
	Under	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value
Balance, December 31, 2012	181,000	$16.90	$-
Granted	10,000	6.50
Lapsed	-	-
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2013	191,000	$16.40	$-

The following represents options summary as of September 30, 2013 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	191,000	1.80 years	$16.40	107,944	$15.90

For the re-pricing of the 120,000 options on October 8, 2012, from the exercise price of $37.50 to $18.30 per share, the Company determined the incremental fair value of $0.58 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $9.00, expected life of 3 years, volatility of 39.22% and discount rate of 0.35%.

On November 29, 2011, the Company's BOD approved of the granting of 30,000 options to a consultant, with the exercise price of $10.00 per share, with 1/3 vesting immediately and the balance equally over two quarters. These options expire in two years.

On February 14, 2013, the Company's BOD approved of the granting of 10,000 options to an employee with an exercise price of $6.50, with monthly vesting beginning in February 2013. The options expire four years from the date of grant. The Company determined the grant date fair value of 10,000 options of $1.70 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.50 per share, exercise price of $6.50 per share, expected life of 4.00 years, volatility of 32.48% and discount rate of 0.64%.

The Company recorded $3,817 of non-cash compensation expense related to stock options for the three months ended September 30, 2013. As of September 30, 2013, there was $35,296 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

NOTE 12 - INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $1.97 million and $1.38 million at September 30, 2013 and December 31, 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

Nollec had pre-tax loss for the nine months ended September 30, 2013. The Company's net income and earnings per share had no effect due to its income tax exemption.

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

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
US statutory rates	34.00%	34.00%	34.00%	34.00%
Tax rate difference	3.24%	-5.51%	-1.20%	-2.05%
Valuation allowance	-37.24%	-28.49%	-32.80%	-31.95%
State taxes	0.00%	-1.42%	-5.57%	-0.40%
Tax per financial statements	0.00%	-1.42%	-5.57%	-0.40%

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

	September 30,
	2013
Financial Position of SpreadZoom	(Unaudited)
Current assets	$26,542,710
Non-current assets	3,669,499
Total assets	30,212,209

Current liabilities	13,394,293
Non-current liabilities	-
Total liabilities	13,394,293

Net ssset value	$16,817,916

	Three Months	Nine Months
Results of Operations of SpreadZoom	Ended September 30,	Ended September 30,
	2013	2013
	(Unaudited)	(Unaudited)
Net revenues	$15,466,008	$51,989,850
Cost of goods sold	14,602,540	50,749,207
Gross profit	863,468	1,240,643

Operating expenses	468,792	1,551,314
Operating income (loss)	394,676	(310,671)

Other income (expenses), net	(25,464)	(24,447)
Income (loss) before taxes	369,212	(335,118)

less: Provision for income taxes	-	-
Net income (loss)	$369,212	$(335,118)

Investment loss attributable to Zoom Technologies, Inc.	$174,895	$(158,746)

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

Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$49,633,292	$117,180,898	$170,083,852	$306,717,488
Cost of sales	48,002,298	111,193,306	160,180,706	286,251,895
Gross profit	1,630,994	5,987,592	9,903,146	20,465,593

Operating expenses	4,479,634	3,663,827	11,279,690	12,987,224
Operating (loss) income	(2,848,640)	2,323,765	(1,376,544)	7,478,369

Other income (expenses), net	(831,631)	26,893	(2,828,766)	(908,405)
(Loss) income before taxes from discontinued operations	(3,680,271)	2,350,658	(4,205,310)	6,569,964

less: Provision for income taxes	90	601,837	21,277	1,505,386

(Loss) income from discontinued operations, net of tax	$(3,680,361)	$1,748,821	$(4,226,587)	$5,064,578

Basic and diluted (loss) income per common share from
discontinued operations:
Basic	$(4.57)	$0.54	$(5.42)	$1.85
Diluted	$(4.57)	$0.54	$(5.42)	$1.85

Financial Position	September 30,	December 31,
	2013	2012
	(Unaudited)
Cash and equivalents	$8,730,872	$3,667,924
Restricted cash	69,630,402	64,467,142
Accounts receivable, net	36,676,226	38,889,208
Inventories, net	13,320,789	7,988,710
Other receivables and prepaid expenses	2,657,549	10,697,074
Advance to suppliers	478,223	5,027,089
Notes receivable	325,924	548,218
Due from related parties	6,471,812	17,144,272
Construction in progress deposit	-	278,996
Property, plant and equipment, net	1,098,498	3,670,327
Intangible assets, net	-	473,772
Goodwill	-	27,031,492
Total current assets	139,390,295	179,884,224

Total Assets of Discontinued Operations	$139,390,295	$179,884,224

Short-term loans	$42,533,081	$24,707,679
Notes payable	28,957,279	28,156,022
Accounts payable	26,996,853	22,625,660
Accrued expenses and other payables	932,246	3,591,128
Advances from customers	21,802	1,039,775
Taxes payable	(2,422,890)	(2,341,883)
Interest payable	-	110,835
Dividends payable	628,890	628,890
Due to related parties	42,360,470	76,824,918
Total current liabilities	140,007,731	155,343,024

Total Liabilities of Discontinued Operations	140,007,731	155,343,024

Net Assets of Discontinued Operations	$(617,436)	$24,541,200

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

The Company recognized revenues from related parties in discontinued operations of $37,842,847 and $50,163,444 for nine months ended September 30, 2013 and 2012, respectively; for the three months ended September 30, 2013 and 2012, the Company recognized revenues of $5,252,769 and $20,101,749 respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Zoom Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Zoom Technologies, Inc. Affiliates & Subsidiaries (the "Company") as of September 30, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), for the three-month and nine-month period ended September 30, 2013 and 2012 and cash flows for the nine-month period ended September 30, 2013 and 2012. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Zoom Technologies Inc. Affiliates & Subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP
New York, NY
November 25, 2013

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

Subsidiary Sale

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "Purchaser"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. As of the date of this report, the Purchaser has remitted the entire amount of RMB 200 million to the Company to use; accordingly, in the normal course of business, a negotiated amount of RMB 80 million of funds was released from escrow to the Company that was deployed to SpreadZoom and Tianjin Leimone as detailed in "Note 8 - Related Party Transactions" as agreed by the Purchaser. Upon the final closing of the Subsidiary Sale, which will occur 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale, the balance of the escrowed funds will be released to the Company. As of the date of this quarterly report, the transfer of ownership of Profit Harvest, Nollec Wireless and CDE has been completed.

Zoom's Operation in the U.S.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 1,494,688 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. In addition, Zoom Sub purchased an additional 5% interest in Portables for $750,000. Further, in connection with the transaction, Zoom assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. Zoom also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile. As of June 30, 2013, the Company's and Portables Unlimited, Inc.'s ownership interests in Portables was 50.1% and 49.9%, respectively. Subsequent to June 30, 2012, the Company was in default of a promissory note owed to Portables Unlimited, Inc. If the Company was unable to cure the default, the Company's ownership in Portables could be transferred to Portables Unlimited, Inc., and the Company could be potentially subject to a loss in the range of approximately $5.0 million to $9.0 million. The Company has not been able to cure its default, and the Company has determined it will not be able to recover its investment; accordingly, the Company has written off the investment in full.

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

Other income/(expenses)-net

The Company's other income-net expense was $142,631 for the three months ended September 30, 2013 and other net income $99,653 for the three months ended September 30, 2012. Other expense, net was $303,513 for the nine months ended September 30, 2013 and other income, net was $72,016 for the nine months ended September 2012. There was a net investment gain for SpreadZoom of $174,895 for the three months ended September 30, 2013 as compared to an investment loss of $423,630 for the same period in 2012. The investment loss for the nine months ended September 30, 2013 was $158,746 compare to 423,630 for the same period in 2012.

Net (loss) income

For the three months ended September 30, 2013 and 2012, the Company's net loss was $14,090,817 as compared to net income of $752,314 for the corresponding period in 2012. For the nine months ended September 30, 2013 and 2012, the Company's net loss was $18,282,626 as compared to net income of $2,047,508 for the corresponding period in 2012. The substantial losses are the result of the company restructuring and disposition of assets, as well as the write-off of its investment in Portables.

Other comprehensive income/(loss)

The Company's other comprehensive income is attributable to foreign currency exchange fluctuations particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, interest-free credit lines in the form of banker acceptances and short-term loans from domestic banks. As of September 30, 2013, the Company had cash and equivalents of $1,818,816 and restricted cash of $19,555,440 in continuing operations. Restricted cash reflects the funds deposited with the Company for sale to Beijing Zhumu Culture Communication Company, Ltd. of Profit Harvest, CDE, Ever Elite, Nollec Wireless, and TCB Digital. The Company had cash and equivalents for continuing operations of $8,351 and restricted cash of $19,044,294 as of December 31, 2012.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $9,039,133 compared to net cash used in operating activities of $5,257,831 for the same period in 2012. In the first nine months of 2013, operational use of funds included increases in accounts receivable of $3,160,104 and increases in inventories of $6,076,358. The Company sourced cash in operations by decreasing prepaid expense and other receivables by $9,431,490 while increasing accounts payables by $8,768,972.

Net cash used in investing activities was $4,624,861 in the nine months ended September 30, 2013 as compared to net cash used in investing activities in $8,639,109 for the same period in 2012. The primary use of cash was the increase in restricted cash of $3,390,538 which collateralizes our notes payable in our discontinued operations, and the purchase of fixed assets for $727,785 net cash provided was the release of certain cash held.

Net cash provided by financing activities was $2,974,315 for the nine months ended September 30, 2013 as compared to $16,548,569 in the same period in 2012. The source of cash was primarily attributable to increase in bank loans of $23,042,792 while the Company used $20,173,332 to repay related parties.

Contractual Obligations

As of September 30, 2013, the Company had promissory note obligations outstanding for past acquisitions totaling $495,937.

On a go forward basis over the next 12 months, Zoom intends to continue to rely restricted cash to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, we may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of November 25, 2013. As detailed in the Explanatory Note found in this Form 10Q/A, on November 19, 2013 prior to receiving approval from the Company's registered independent public accountant, the Company filed its Form 10Q.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures. The Company's principal executive and financial officers have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2013, and based on this evaluation, the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures were ineffective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective.

Material Weaknesses in Internal Control over Financial Reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal controls over financial reporting as of November 25, 2013.

Financial Close and Reporting Process

Our management concluded that the controls over our financial close and reporting process did not operate effectively as of November 25, 2013. In particular, management detected errors in its instructions to the Company's EDGAR printing service. As detailed in the Explanatory Note, on November 19, 2013, the Company issued instructions to its printer to file its Form 10Q prior to receiving approval from its registered public accountants. The error was deemed to be individually material, this occurrence is indicative that the controls related to the financial close and reporting process were not operating in an effective manner.

As described below under the heading "Changes in Internal Controls Over Financial Reporting," we have implemented a new procedure since the occurrence on November 19, 2013 designed to remediate our material weakness with respect to our financial close and reporting process, and our management has concluded that these efforts have led to the remediation of the this material weakness.

(b) Changes in Internal Control over Financial Reporting.

Except for those described below, there have been no changes in our internal control over financial reporting since November 19, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Financial Close and Reporting Process

In order to remediate the material weakness described above with respect to our financial close and reporting process, we took certain steps during the time after November 19, 2013 to ensure the remediation and continued effectiveness of our controls in subsequent periods. We implemented a new policy requiring our printer to receive official, independent communication from attorneys and indication from the chief financial officer that our auditors have given us permission to file before filing any forms that include financial information that requires assurance. As a result of this being a new procedure, the Company's management is still evaluating the effectiveness of the new internal control procedures to effectively remediate our material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party, is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The Mid-Level People's Court of Tianjin City has issued a decision in the last quarter of 2012 which is acceptable to the Company. HUCG appealed the decision and in the second quarter of 2013, the Court of Appeals upheld the previous rulings. The Courts have executed on its ruling and removed the HUCG from the premises.

Other than our dispute disclosed above we are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

The Company is default of a promissory note issued to Portables Unlimited, Inc. The Company has written down its investment in Portables as it believes it cannot recover its investment.

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