Form 10-Q/A
period 2013-09-30
ZOOM TECHNOLOGIES INC
filed 2013-12-02
CIK 822708

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

EXPLANATORY NOTE

ZOOM TECHNOLOGIES, INC. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the quarterly period ended September 30, 2013 to include corrections to XBRL instance files that were not included in the Form 10-Q/A filed on November 25, 2013.

i

Item 6. Exhibits.

The following exhibits are included with this report.

101.INS   XBRL Instance Document
101.SCH   XBRL Taxonomy Extension Schema Document
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 2, 2013 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer