Form 10-K
period 2013-12-31
ZOOM TECHNOLOGIES INC
filed 2014-05-23
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K
 __________

☑ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Headquarters:
 Sanlitun SOHO, Building A, 11th Floor
No.8 Workers Stadium North Road
Chaoyang District, Beijing, China 10027

U.S. Office:
 c/o Ellenoff Grossman & Schole LLP
1345 Avenue of Americas
New York, NY 10105
 (Address of Principal Executive Office) (Zip Code)

(212) 370-1300
  (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the common stock, $0.01 par value, of the registrant held by non-affiliates of the registrant as of June 30, 2013 (computed by reference to the closing price of such stock on The Nasdaq Capital Market on such date) was $11,831,228.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of May 20, 2014 is 3,008,569.

Zoom Technologies, Inc.
Affiliates and Subsidiaries

FORM 10-K

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

PART I

ITEM 1 - BUSINESS

Corporate Overview

Zoom Technologies, Inc. ("Zoom" or the "Company") was incorporated in the state of Delaware on February 29, 2002. Until September 22, 2009, Zoom's business was the design, production, marketing, sales, and support of broadband and dial-up modems, Voice over Internet Protocol or "VoIP" products and services, Bluetooth® wireless products, and other communication-related products.

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

Zoom's Operations in China

The Company, through Gold Lion, was the owner of 100% of Profit Harvest Corporation Ltd., a company organized under the laws of Hong Kong ("Profit Harvest"), which owns 100% ownership of Celestial Digital Entertainment, Ltd., a mobile platform video game development company based in Hong Kong. The Company, through Gold Lion's wholly owned subsidiary, Jiangsu Leimone Electronics Co. Ltd ("Jiangsu Leimone"), was the owner of 80% of Tianjin Tong Guang Group Digital Communication Co., Ltd ("TCB Digital"), a company organized under the laws of the People's Republic of China ("PRC"). Both TCB Digital and Jiangsu Leimone were in the business of manufacturing, research and development, and sales of electronic components for third generation mobile phones, wireless communication circuitry, GPS equipment, and related software products.

The Company also held 100% ownership of Silver Tech Enterprises, Ltd ("Silver Tech"), a BVI holding company which owns 100% of Ever Elite Corporation, Ltd ("Ever Elite"), a Hong Kong holding company, which owns 100% of Nollec Wireless Company Ltd ("Nollec"), a mobile phone and wireless communication design company located in Beijing, China.

On October 26, 2011, the Company closed the sale of 167,630 shares of common stock to Spreadtrum Communications, Inc., ("Spreadtrum") in consideration of $2,900,000, pursuant to a Common Stock Purchase Agreement (the "Purchase Agreement") entered into by and among the Company, Spreadtrum and Leo (Lei) Gu (the "Key Stockholder"). Pursuant to the Purchase Agreement, the Company also agreed to design and develop all applicable Company products to integrate and operate solely with Spreadtrum's products, and to not design and develop any Company products to integrate or operate with any Spreadtrum's competitive products for a term of three years from the Purchase Agreement. Also pursuant to the Purchase Agreement, Spreadtrum has the right to nominate one nominee to the Board of Directors of the Company (the "Nomination Right"), subject to approval of the Company's independent directors, as required under Nasdaq Rule 5605(e)-Independent Director Oversight of Director Nominations. Spreadtrum's Nomination Right shall continue until such time that Spreadtrum owns not less than 83,815 shares of the Company's outstanding common stock. In accordance with the Purchase Agreement, Dr. Leo Li, Chairman and Chief Executive Officer of Spreadtrum, was added to the Company's Board. Dr. Li was subsequently replaced by Chin Hung (James) Lo as a director of the Company in May 2013.

In May 2012, the Company and Spreadtrum Communications (Tianjin) Co, Ltd formed a joint venture in Tianjin City, China, named SpreadZoom Technologies, Inc. ("SpreadZoom"), of which the Company holds 47.4% ownership. In connection with the joint venture, the Company contributed a manufacturing facility valued at approximately $11 million into SpreadZoom. SpreadZoom's business is focused on manufacturing and sales of mobile phones containing certain chipset products of Spreadtrum. After the sale of TCB Digital the Company will most likely pursue a sale of SpreadZoom.

Subsidiary Sale

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. (the "BZCC"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital (excluding TCB Digital's interest in SpreadZoom; however, as stated abve the Company will mostly likely pursue the sale of SpreadZoom), 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$32 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Purchaser remitted an advance payment to Zoom in the amount of RMB 80 million and deposited the balance of the purchase price into an escrow account, to be released to the Company upon the final closing of the Subsidiary Sale, which was to be held until 30 days after the Company receives all the requisites corporate and regulatory approvals with respect to the Subsidiary Sale. On December 31, 2012, BZCC completed its acquisition of Profit Harvest and CDE; on April 5, 2013, BZCC completed its acquisition of Ever Elite and Nollec. As of May 15, 2014, the acquisition of TCB Digital by BZCC been completed.

On December 30, 2013, BZCC assigned its purchase right for TCB Digital to Tianjin Huatianli Trading Co., Ltd. ("Huatianli"). On December 30, 2013, the Company consented to the assignment between BZCC and Huatianli and agreed to amend the SPA to reflect the change. In connection with the assignment, RMB120 million, representing the balance of the Purchase Price that was being held in escrow pending the closing of all of the sales under the SPA, was released to the Company on January 14, 2014. Of that amount, approximately RMB 68 million was available for the Company's immediate use, and approximately RMB52 million, representing the purchase price for TCB Digital, was be monitored by Huatianli until the closing of the TCB Digital sale. As of the date of this report the RMB 120 million is held in a wealth management account at trust company. The Company's Chief Executive Officer has unencumbered sole signing and dispositive rights to that account. As of May 16, 2014, the Company has received payment in full from Huatianli for the sale of TCB Digital and the Company has submitted to the PRC government documentation for the recording of the transfer of Jiangsu Leimone's ownership interest in TCB Digital to Huatianli. The Company believes for accounting purposes the sale transaction is complete, and government recording is perfunctory. Since the Company received payment separately from Huantianli for RMB 52 million, the Company is obligated to repay RMB 52 million to BZCC from the RMB 120 million held in the wealth management account.

Letter of Intent

On January 13, 2014, Zoom entered into a Letter of Intent with Tinho Union Holding Group, pursuant to which it proposes to acquire 100% of the outstanding shares of Tinho Union Holding Group and its subsidiaries ("Tinho") in exchange for the issuance of 9,363,585 shares of the Company's common stock at a valuation of $8.6505 per share; 4,681,793 shares that are to be issued will be held in escrow, and those shares will be released upon Tinho's achievement of certain earnings targets (such transaction, the "Tinho Acquisition"). The Letter of Intent is subject to final terms and conditions, which will be mutually accepted and fully described in a definitive agreement governing the proposed transaction. To date no such definitive agreement has been prepared and there can be no assurance that Zoom and Tinho will consummate this transaction.

The Letter of Intent provides the parties with exclusivity until the earlier of: (i) June 30, 2014; (ii) the time that all parties agree in writing not to pursue the Tinho Acquisition; or (iii) execution of a definitive agreement; provided, that the Company shall be allowed to consider other acquisition proposals that may be superior to terms of the Tinho Acquisition. In the event that either Tinho or Zoom's board of directors fails to approve the Tinho Acquisition during the exclusivity period for reasons other than material breach of the Letter of Intent or the definitive agreement, dissatisfaction with the outcomes of due diligence, or failure of any closing conditions outside of a party's control, such party shall be subject to a break-up fee of $2 million. However, Tinho shall not be subject to any break-up fee in the event that Zoom is no longer listed on the Nasdaq Capital Market ("Nasdaq") and Zoom is deemed by Nasdaq to be subject to Nasdaq's seasoning rules. With the exception of these exclusivity and break-up provisions, which are binding, the terms of the Letter of Intent are non-binding in nature.

Tinho is a leading B2B e-commerce platform provider for the travel industry in China. Tinho's innovative platform aggregates and streamlines a vast inventory of travel products, including air, hotels, car rentals, and vacation packages from travel service providers worldwide to enable customers to easily and accurately find best deals in real-time. Tinho also provides full-service, customized travel solutions to corporate clients. Tinho distributes its platform through websites (www.thlm.com.cn), franchise model, direct-sale model and 24-hour toll-free call centers. Founded in 2009, Tinho is headquartered in Shenzhen, China with over 200 employees.

The Company is currently conducting due diligence on Tinho, and Tinho is conducting due diligence on the Company. Definitive agreements have yet to be endorsed by either party.

Zoom's Investment in the U.S.

On October 12, 2011, the Company and Zoom USA Holdings, Inc., a wholly-owned subsidiary of the Company ("Zoom Sub") entered into a Securities Purchase Agreement to purchase from The Cellular Network Communications Group, Inc. ("CNCG") a 50% interest in Portables Unlimited LLC ("Portables"), an exclusive wholesale distributor of T-Mobile products in the United States. As consideration of the 50% interest in Portables, Zoom (i) issued 149,469 shares of Zoom common stock (the "Equity Consideration") to the principals of CNCG and (ii) through Zoom Sub, issued a promissory note of $500,000 payable to CNCG. The promissory note accrues interest at 2% and matures three years from the date of issuance. Subsequent to the purchase of the 50% stake in ownership from CNCG, Zoom Sub increased its stake in Portables to 50.1% by injecting additional capital. Further, in connection with the transaction, the Company assumed the responsibility for repaying certain indebtedness owed by Portables to T-Mobile USA, Inc. of $4,757,187 (the "T- Mobile Indebtedness"), and agreed to arrange for a $500,000 letter of credit in the name of Portables to secure obligations of Portables to T-Mobile. The T-Mobile Indebtedness was payable under the following schedule: $2,500,000 was due on November 10, 2011 (the "Initial Payment"), $1,400,000 was due on December 10, 2011 (the "Second Payment"), and the remaining $857,186 was due on December 20, 2011 (the "Final Payment"). The Initial Payment and Second Payment were made timely, and pursuant to the agreement with T-Mobile the Final Payment was waived. The Company also agreed to pay other outstanding indebtedness of Portables of $4,500,000, less the amount of T-Mobile Indebtedness paid off. Additionally, the Company had previously recognized acquisition payables to Portables in the amount of $1,350,000 and the need to arrange a $500,000 Letter of Credit in Portables' name to secure obligations to T-Mobile.

As of July 15, 2013, the Company was in default of a promissory note for $2,000,000 owed to Portables Unlimited, Inc. The promissory note was collateralized by the Company's ownership percentage in Portables. The Company was not been able to cure its default, and the Company determined it was not able to recover its investment, and forfeited its ownership interest. Accordingly, the Company recognized a loss of approximately $16.3 million during the year ended December 31, 2013 which includes a complete write off of its investment in Portables for loss of approximately $11.5 million. The Company had previously erroneous accounted for its investment in Portables using the consolidation method of accounting; however, it was subsequently determined that the proper method of accounting for its investment was the equity method; accordingly, the Company has revised its presentation of 2012 financial statements in this Form 10K. Refer to "Note 22 - Correction of Error for Accounting of Portables Unlimited, LLC." for further details.

Zoom's principal executive offices are located in the People's Republic of China at Sanlitun SOHO, Building B, 19th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027; its telephone number is 86-10-5935-9000. The Company's corporate web site address is www.zoom.com

The diagram below summarizes the Company's corporate structure as of December 31, 2013:

Employees

Currently the Company has approximately 10 persons, including executives, legal, accounting, and administrative positions. Our employees do not have a collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A. - RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this annual report.

In assessing these risks, you should also refer to the other information included in this report, including the consolidated financial statements and the accompanying notes. As of the date of this report, Zoom is a holding company with investments in the PRC via SpreadZoom, the Company's joint venture with Spreadtrum Technologies, Inc. As a result, Zoom is subject to legal and regulatory environments of the PRC. Zoom is also currently in negotiations to acquire Tinho, an e-commerce provider for the PRC travel industry, and is in the process of conducting due diligence on Tinho's business and operations The legal and regulatory environment in the PRC may differ in many respects from those of the United States; as such, Zoom's business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below.

Fluctuations in exchange rates could adversely affect Zoom's business.

Because Zoom conducts its operations from China, any appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, fluctuations in the exchange rate between the U.S. dollar and the Renminbi would affect the relative purchasing power of Zoom's U.S. dollar denominated cash assets and the Renminbi value of Zoom's U.S. dollar denominated bank borrowings, if any.

We hold a minority interest in SpreadZoom and are exposed to various risks.

The Company holds 47.4% ownership in the joint venture with Spreadtrum. The authorized representative of SpreadZoom is assigned by Spreadtrum; accordingly, Spreadtrum can effectively control the operations of the Company, decisions regarding operations may not be in the best interests for the Company as a minority stockholder. Even though the Company is involved in the operation and management of SpreadZoom, there is no assurance that the management team of SpreadZoom will be able to lead Spreadtrum to business success. In the event we discontinue our involvement in the management of SpreadZoom for any reason, we cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

A majority of our board of directors and officers are outside of the United States. In addition, a substantial portion of our assets are located outside of the United States. China does not have a treaty with the United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.   In addition, an investor may have difficulty enforcing a judgment rendered by a United States court against foreign residents such as Zoom and our officers and directors who do not have assets in the United States.

There is no assurance that we will successfully acquire Tinho, or make strategic investments in additional companies.

Although we have entered into a Letter of Intent with Tinho, as disclosed in its Current Report on Form 8-K filed with the SEC on January 15, 2014, there is no assurance that we can complete a business combination with Tinho or any target. We may not be satisfied with its due diligence investigation of Tinho's business and operations or successful in negotiating a definitive agreement with Tinho. Although a definitive agreement has yet to be prepared, assuming a definitive agreement with Tinho is prepared and signed, completion of the Tinho Acquisition will be subject to approval by Zoom's stockholders and other closing conditions. If we are unsuccessful in completing the Tinho Acquisition, we can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will consummate an acquisition or strategic investments in additional companies. Additionally, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. In the event that our board of directors fails to approve the Tinho Acquisition prior to June 30, 2014, we may be subject to a $2 million break-up fee, which may further limit our financial ability to acquire a different target business. Management cannot guarantee that it will be able to negotiate any future acquisition or investments on favorable terms. Although Management will endeavor to evaluate the risks inherent in a particular target business, there is no assurance that it will properly ascertain or assess all significant risk factors..

We may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquisitions may disrupt our business and management.

We may not realize the anticipated benefits of the Tinho Acquisition or any other acquisitions or strategic investments, which involve numerous risks, including:

  our inability to integrate the purchased operations, technologies, personnel or products into our existing operations and/or over geographically disparate locations;

  unanticipated costs, litigation and other contingent liabilities;

  diversion of management's attention from our core business;

  adverse effects on existing business relationships with suppliers and customers;

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

If we do not complete the Tinho Acquisition, our business may have no revenue unless and until we merge with or acquire an operating business, so we are likely to continue to incur losses.

Following the disposal of its operating subsidiaries in 2013, the Company has had no revenues or earnings from operations and in the fiscal year ended December 31, 2013, and we have incurred a loss of $38,861,687. We expect that we will continue to incur losses at least until we complete a business combination with a suitable acquisition target. There can be no assurances that we will ever be profitable.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Our Common Stock is listed on Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On April 15, 2014, we received notice from The NASDAQ Stock Market ("Nasdaq") that, because the Company failed to timely file its annual report on 10-K for the fiscal year ended December 31, 2013, the Company no longer complies with the periodic filing requirement for continued listing on the Nasdaq Capital Market under Rule 5250(c)(1) of Nasdaq Listing Rules. To date we have also not timely filed our form 10-Q for the quarter ended March 31, 2014.

Nasdaq's notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Capital Market, and with the filing of this annual report, we believe that we satisfied the requirements to file and Annual Report on Form 10-K. However, we cannot assure you that we will continue to be able to meet this or other listing requirements, including the filing of the form 10-Q for March 31, 2014.

In connection with the proposed Tinho Acquisition or other acquisition targets or strategic investments that result in a change of control, we may be required to submit an initial listing application to Nasdaq, which will require the post-transaction company to meet all Nasdaq initial listing requirements, which are generally more stringent than the continued listing requirements. There is no assurance that we will be able to meet these Nasdaq initial listing requirements or that Nasdaq will approve the post-transaction company for listing.

Additionally, if we are not successful with the Tinho Acquisition, Nasdaq may request to evaluate us as a public "shell" company under Rule 5101, which may adversely affect our ability to maintain our listing prior to and after completing an acquisition or strategic investment with a potential target. Nasdaq recently amended its listing rules to restrict the ability of companies that have completed reverse mergers with shell companies to list their securities on such exchanges. In order to become eligible to list their securities, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a closing price of $4.00 or higher for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company's Form 10 information.

If we fail to meet all applicable Nasdaq requirements and Nasdaq delists our securities from trading on its exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board ("OTCBB") or the "pink sheets." If this were to occur, we could face significant material adverse consequences, including:

  a limited availability of market quotations for our securities;

  reduced liquidity for our securities;

  a determination that our common stock is "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

  a limited amount of news and analyst coverage; and

  a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

Our corporate headquarters was previously located at Sanlitun SOHO, Building A, 11th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing 10027, China. This leased office space was about 1,800 square meters and the lease expired in July 2013. The office space was renewed until April of 2014, when the lease expires. As of the date of this report the Company has moved to Sanlitun SOHO, Building B, 19th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing 10027, China where the Company's Chief Executive Officer maintains his office. The office space is leased from the landlord by Nollec, the former subsidiary of the Company. The Company has not entered into a formal agreement between itself and Nollec to sublease any space.

ITEM 3 - LEGAL PROCEEDINGS

Leimone (Tianjin) Industrial Co., Ltd ("Leimone Tianjin"), a related party (see Item 13), is currently involved with a dispute with the construction company contracted to build our new manufacturing facility in Tianjin. On August 15, 2011, Leimone Tianjin filed a claim against Henan Urban Construction Group ("HUCG"). The claim is for the termination of the construction contract between Leimone Tianjin and HUCG and claims damages of approximately $1.3 million (RMB 8,072,310) against HUCG. In Leimone Tianjin's court filing, it has accused HUCG of improper use of the funds paid to HUCG by Leimone Tianjin, as a result, construction project has been delayed. HUCG's has claimed as its defense that the delay in construction was a result of poor conditions at the construction site. The Mid-Level People's Court of Tianjin City has issued a decision in the last quarter of 2012 which is acceptable to the Company. HUCG appealed the decision and in the second quarter of 2013, the Court of Appeals upheld the previous rulings. The Courts have executed on its ruling and removed the HUCG from the premises.

Other than our dispute disclosed above we are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol "ZOOM". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Nasdaq Capital Market. On November 12, 2013, we effectuated a 10 for 1 reverse split of its common stock. All share numbers and per share amounts in this report have been retroactively restated to reflect the reverse split.

Year Ended December 31, 2013	High	Low
First Quarter	$9.40	$4.70
Second Quarter	$7.30	$3.10
Third Quarter	$5.40	$2.30
Fourth Quarter	$8.30	$2.20

Year Ended December 31, 2012	High	Low
First Quarter	$16.40	$10.50
Second Quarter	$19.40	$10.20
Third Quarter	$11.20	$8.60
Fourth Quarter	$10.20	$5.40

As of May 22, 2014 there were 3,008,569 shares of our common stock outstanding. There are 39 shareholders of record and we believe there are approximately 4,800 shareholders in street or broker name.  As of May 22, 2014, the closing price of our stock was $2.63.

Recent Sales of Unregistered Securities

The Company did not sell or issue unregistered securities during the year ended December 31, 2013 other than as previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During 2013, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

On December 31, 2012, the Company entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. ("BZCC"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to BZCC all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom as mentioned above), which include 100% of the outstanding equity interest of Ever Elite and its wholly owned subsidiary Nollec, 80% of the outstanding equity interest of TCB Digital (excluding TCB Digital's interest in SpreadZoom), 100% of the outstanding equity interest of Profit Harvest, and 100% of the outstanding equity interest of CDE. As consideration for the Subsidiary Sale, BZCC agreed to pay to the Company RMB 200 million (approximately US$32 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. BZCC remitted an advance payment to Zoom in the amount of RMB 80 million and deposited the balance of the Purchase Price into an escrow account, to be released to the Company upon the final closing of the Subsidiary Sale, which was to be held 30 days after the Company received all requisite corporate and regulatory approvals with respect to the Subsidiary Sale. On December 31, 2012, BZCC completed its acquisition of Profit Harvest and CDE; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013. As mentioned above, on December 30, 2013, BZCC assigned its purchase right for TCB Digital to Tianjin Huatianli Trading Co., Ltd. ("Huatianli"). On December 30, 2013, the Company consented to the assignment between BZCC and Huatianli and agreed to amend the SPA to reflect the change. In connection with the assignment, RMB120 million, representing the balance of the Purchase Price that was being held in escrow pending the closing of all of the sales under the SPA, was released to a Company-designated bank account. Of that amount, approximately RMB 68 million was available for the Company's immediate use, and approximately RMB52 million, representing the purchase price for TCB Digital, was be monitored by Huatianli until the closing of the TCB Digital sale. As of the date of this report the RMB 120 million is held in wealth management account at trust company. The Company's Chief Executive Officer has unencumbered sole signing and dispositive rights to that account. As of May 16, 2014, the Company has received payment in full from Huatianli for the sale of TCB Digital and the Company has submitted to the PRC government documentation for the recording of the transfer of Jiangsu Leimone's ownership interest in TCB Digital to Huatianli. Om May 15, 2014, the Company completed the sale of TCB Digital to Huatianli. The Company has received payment in full separately from Huantianli for RMB 52 million; accordingly, the Company is obligated to repay RMB 52 million to BZCC from the RMB 120 million held in the trust wealth management account. Refer to "Note 21 - Subsequent Events" for further details.

Recent Developments

On January 13, 2014, Zoom entered into a Letter of Intent with Tinho Union Holding Group, pursuant to which it proposes to acquire 100% of the outstanding shares of Tinho Union Holding Group and its subsidiaries ("Tinho") in exchange for the issuance of 9,363,585 shares of the Company's common stock at a valuation of $8.6505 per share; 4,681,793 shares that are to be issued will be held in escrow, and those shares will be released upon Tinho's achievement of certain earnings targets (such transaction, the "Tinho Acquisition"). The Letter of Intent is subject to final terms and conditions, which will be mutually accepted and fully described in a definitive agreement governing the proposed transaction.

The Letter of Intent provides the parties with exclusivity until the earlier of: (i) June 30, 2014; (ii) the time that all parties agree in writing not to pursue the Tinho Acquisition; or (iii) execution of a definitive agreement; provided, that the Company shall be allowed to consider other acquisition proposals that may be superior to terms of the Tinho Acquisition. In the event that either Tinho or Zoom's board of directors fails to approve the Tinho Acquisition during the exclusivity period for reasons other than material breach of the Letter of Intent or the definitive agreement, dissatisfaction with the outcomes of due diligence, or failure of any closing conditions outside of a party's control, such party shall be subject to a break-up fee of $2 million. However, Tinho shall not be subject to any break-up fee in the event that Zoom is no longer listed on the Nasdaq Capital Market and Zoom is deemed by Nasdaq to be subject to Nasdaq's seasoning rules. With the exception of these exclusivity and break-up provisions, which are binding, the terms of the Letter of Intent are non-binding in nature.

Tinho is a leading B2B e-commerce platform provider for the travel industry in China. Tinho's innovative platform aggregates and streamlines a vast inventory of travel products, including air, hotels, car rentals, and vacation packages from travel service providers worldwide to enable customers to easily and accurately find best deals in real-time. Tinho also provides full-service, customized travel solutions to corporate clients. Tinho distributes its platform through websites (www.thlm.com.cn), franchise model, direct-sale model and 24-hour toll-free call centers. Founded in 2009, Tinho is headquartered in Shenzhen, China with over 200 employees.

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

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). Refer to "Note 19 - Equity Method Investment" for details.

The Company revised its accounting for Portables Unlimited, LLC. Previously, the Company accounted for the investment as a subsidiary under the consolidation method of accounting; as of the date of this report, Company retroactively changed its method of accounting for Portables to the equity method. Previously reported net income/(loss) attributable to the Company were unchanged; however, the consolidated balance sheet at December 31, 2012 no longer includes all of the assets and liabilities of Portables. As of December 31, 2013, Portables was no longer an investment of the Company. As disclosed above the Company completely wrote off the investment on July 15, 2013, recording a loss of approximately $11.5 million. At December 31, 2012, the Company was a joint borrower on a $3 million line of credit provided by M&T Bank. This line was refinanced in February of 2013 to be reduced to $2.5 million; concurrently, the Company and Portables co-borrowed $2.5 million in a term note from M&T Bank. Both the line of credit and term note were accounted for as an increase to the investment amount when Portables was still owned by the Company. The investment was written off in July of 2013; however, at December 31, 2013, the maximum value of the line of credit of $2.5 million and the amortized balance of the term note are carried as liabilities on the Company's consolidated balance sheets. On May 20, 2014, Portables and M&T Banks released the Company from the obligation of repaying the line of credit and term note. Refer to "Note 9 - Short Term Loans" for further details.

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

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of December 31, 2012, the Company had completely written off goodwill resulting from its acquisition of Jiangsu Leimone, Silver Tech, and CDE. There was no goodwill outstanding as of and for the year ended December 31, 2013.

Results of Operations for the years ended December 31, 2013 and 2012:

Discontinued Operations

On December 31, 2012, the Company announced the Subsidiary Sale, and on July 15, 2013, the Company has written off its investment on Portables, all as discussed in more detail above. Additionally, during the fourth quarter of the year ended December 31, 2013, management determined that the Company's former 50.1% equity interest investment in Portables Unlimited, LLC ("Portables"), was incorrectly accounted for using the consolidation method. As such, the Company's results of operations for the fiscal years ended December 31, 2013 and 2012 provided herein only reports revenue from continuing operations. Revenue and expenses for the discontinued operations of Portables, Ever Elite, Nollec, Profit Harvest, CDE and TCB Digital are reported in Note 20 to the accompanying financial statements in this report.

			Increase /
	2013	2012	(Decrease)%
		(Restated)
Net revenue	$-	$-	$-	n/a %

Cost of sales	-	-	-	n/a %

Gross profit	-	-	-	n/a %

Selling, general and administrative expenses	2,882,051	10,290,461	(7,408,410)	-71.99%

Other (expenses) income-net	(1,078,605)	717,397	(1,796,002)	-250.35%

Loss before income taxes from continuing operations	(3,960,656)	(9,573,064)	5,612,408	-58.63%

Income tax expense from continuing operations	191,414	190,845	569	0.30%

Loss from continuing operations	(4,152,070)	(9,763,909)	5,611,839	-57.48%

Loss from discontinued operations, net of tax	(23,149,034)	(11,178,671)	(11,970,363)	107.08%

Loss on disposal, net tax	(16,354,593)	(11,860,025)	(4,494,568)	37.90%

Loss from discontinued operations	(39,503,627)	(23,038,696)	(16,464,931)	71.47%

Net loss	(43,655,697)	(32,802,605)	(10,853,092)	33.09%

Loss attributable to noncontrolling interest	(4,794,010)	(350,094)	(4,443,916)	1269.35%

Net loss attributable to stockholders	(38,861,687)	(32,452,511)	(6,409,176)	19.75%

Other comprehensive (loss) income to stockholders	(3,241,292)	1,977,228	(5,218,520)	-263.93%

Comprehensive loss to stockholders	$(42,102,979)	$(30,475,283)	$(11,627,696)	38.15%

Other key indicators	Years Ended December 31
(Percent of Net Sales)	2013		2012		Change

Cost of sales	n/a	%	n/a	%	n/a	%
Gross profit	n/a	%	n/a	%	n/a	%
Selling, general and administrative expenses	n/a	%	n/a	%	n/a	%
Net loss margin from continuing operations	n/a	%	n/a	%	n/a	%

Revenues

Zoom's revenue from continuing operations were $0 and $0 (as restated) for 2013 and 2012. The Company is restructuring its businesses and has disposed of its operating subsidiaries; accordingly, the results of operations do not provide for any revenue derived from continuing operations.

Cost of sales

For the years 2013 and 2012, Zoom's cost of sales from continuing operations were $0 and $0 (as restated). As aforementioned the Company is restructuring its business; therefore, neither revenues nor related cost of sales have been recognized as results of continuing operations.

Operating expenses

Operating expenses are comprised of general and administrative expenses and non-cash equity-based compensation.

General and administrative expenses primarily consisted of compensation for executive personnel, travel expenses, insurance, and professional fees associated with maintaining a public company.

For 2013, general and administrative expenses for continuing operations were $1,740,884 compared to $2,873,524 (as restated) for 2012. General and administrative expenses have decreased $1,132,640 year-over-year. The decreases are attributed to the restructuring and disposal of operating subsidiaries. Non-cash compensation expense for 2013 was $1,141,167 as compared to $7,416,937 (as restated). The non-cash equity-based compensation charges were related to the shares issued to board members and acceleration of vesting periods for shares issued to former executives of the Company. The Company has exhausted its employees' stock compensation plan approved by the Company's shareholders in 2009. The Company expects to seek approval from the Company's shareholders for an amendment to the plan to authorize additional shares under the plan.

Other income and (expenses) - net

Other income and (expenses) from continuing operations, net were $(1,078,605) in 2013, a decrease of $1,796,002, or -250.35% from $717,397 (as restated) in 2012. The decrease was primarily attributable to losses by the Company's equity method investments in SpreadZoom, and Portables, for the period prior to its disposal.

Net loss

For 2013, Net loss was $43,655,697 as compared to $32,802,605 (as restated) for 2012. Zoom experienced material losses as a result of its decision to discontinue and dispose of its operations in the US, PRC, and Hong Kong. The Company incurred loss on disposal of $16,354,593 for the dispositions of Ever Elite, Nollec, and Portables. The Company wrote off an outstanding accounts receivable owed to TCB Digital by Gohigh Data Networks Technology Co., Ltd ("Gohigh") in the amount of $24,084,239; the bad debt was included in its results from discontinued operations; as of December 31, 2013, and for the period then ended, the Company and its subsidiaries ceased doing business with Gohigh and made numerous unsuccessful efforts to recover the amounts owed by Gohigh. Accordingly, the Company recognized a 100% reserve for bad debt related to this former customer.

Other comprehensive (loss) income

For 2013, our other comprehensive (loss) income was $(3,241,292) compared to $1,977,228 (as restated) for 2012. Other comprehensive income resulted from changes in net foreign currency exchange changes particularly the Renminbi's movements against the US dollar resulting from our conversion of RMB into US$ for reporting; and we may report gain or loss depending on changes in the exchange rate.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, equity fundraising and short-term bank loans due in less than one year and with interest rates between 5.3% and 8.4%. As of December 31, 2013, we had cash and equivalents of $36,735, an increase of $28,384 from $8,351 (as restated) as of December 31, 2012. We also had $19,632,865 in restricted cash at the end of 2013 relating to the Subsidiary Sale; such restricted cash was held in a wealth management trust account controlled by the Company's Chief Executive Officer and BZCC. The funds were related to the disposition of certain discontinued operations. As of May 16, 2014, the funds have been released to the Company for use without any further restrictions. The signatory and dispositive authority over the funds in the wealth management account after they were unencumbered rests solely with the Company's Chief Executive Officer.

The net cash provided in operating activities in 2013 was $18,589,197 compared to net cash used in operating activities for 2012 of $23,913,357 (as restated). The net cash inflow from operating activities in 2013 was primarily generated in discontinued operations by an increase in accounts payable and decreases in prepayments.

Net cash used in investing activities was $15,417,561 in 2013. These funds were primarily used in discontinued operations as deposit in time deposits with PRC banks to secure the issuance of bank notes.

Net cash used in financing activities was $3,610,927 in 2013. These funds were primarily used in discontinued operations to repay loans and related parties.

On a going forward basis, over the next 12 months, Zoom intends to complete the sale of its PRC subsidiaries and enter into merger transaction with Tinho. At such point the management of Tinho will deploy the funds in the combined business.

Off balance sheet arrangements

As of December 31, 2013, Zoom had no off balance sheet arrangements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

Item 8. Consolidated Financial Statements

ZOOM TECHNOLOGIES, INC., AFFILIATES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012
		(Restated)
ASSETS
Current assets
Cash and equivalents	$36,735	$8,351
Restricted cash	19,632,865	19,044,294
Other receivables and prepaid expenses	614,403	4,398,053
Due from related parties	9,358,033	20,528,155
Current assets of discontinued operations, held for sale	127,409,901	144,751,290
Total current assets	157,051,937	188,730,143

Plant and equipment	-	-
Intangible assets	349,600	349,600
Long-term investments	10,880,977	23,758,974
TOTAL ASSETS	$168,282,514	$212,838,717

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	3,158,587	2,994,999
Notes payable	350,937	290,000
Accounts payable	-	38,695
Accrued expenses and other payables	866,367	947,504
Purchase deposit from buyer	8,240,490	8,740,490
Taxes payable	21,860	22,334
Due to related parties	3,449,922	5,362,597
Warrant liability	377	7,340
Current liabilities of discontinued operations	139,109,499	138,348,859
Total current liabilities	155,198,039	156,752,818

Long-term loans	1,352,103	-
Long-term notes payable	-	317,500
TOTAL LIABILITIES	156,550,142	157,070,318

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01, 3,008,737 shares issued and 3,008,569 shares outstanding at December 31, 2013; 2,932,137 shares issued
and 2,931,969 shares outstanding at December 31, 2012.	30,087	29,321
Treasury shares: 168 shares at cost	(7,322)	(7,322)
Additional paid-in capital	53,699,157	52,083,153
Statutory surplus reserve	727,822	702,539
Accumulated other comprehensive income	817,365	4,058,657
Accumulated deficit	(42,985,768)	(4,098,798)
TOTAL STOCKHOLDERS' EQUITY	12,281,341	52,767,550
Non-controlling interest	(548,969)	3,000,849
TOTAL EQUITY	11,732,372	55,768,399

TOTAL LIABILITIES AND EQUITY	$168,282,514	$212,838,717

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2013	2012
		(Restated)
Net revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Selling, general, and administrative expenses	2,882,051	10,290,461

Loss from operations	(2,882,051)	(10,290,461)

Other income and (expenses)
Interest income	316	-
Interest expense	(153,199)	(120,738)
Change in fair value of warrants	6,963	843,501
Equity method net investment loss	(926,373)	(3,840)
Other expense, net	(6,312)	(1,526)
Other (expense) income, net	(1,078,605)	717,397

Loss before income taxes for continuing operations	(3,960,656)	(9,573,064)

Income taxes for continuing operations	191,414	190,845

Loss from continuing operations	(4,152,070)	(9,763,909)

Discontinued Operations:
Loss from discontinued operations, net of tax	(23,149,034)	(11,178,671)
Loss on disposal, net tax	(16,354,593)	(11,860,025)
Loss from discontinued operations	(39,503,627)	(23,038,696)

Net loss	$(43,655,697)	$(32,802,605)

less: Loss attributable to noncontrolling interest	(4,794,010)	(350,094)

Net loss attributable to Zoom Technologies, Inc.	$(38,861,687)	$(32,452,511)

Basic and diluted loss per common share from continuing operations:
Basic	$(1.39)	$(3.60)
Diluted	$(1.39)	$(3.60)

Basic and diluted loss per common share from discontinued operations:
Basic	$(11.66)	$(8.36)
Diluted	$(11.66)	$(8.36)

Basic and diluted loss per common share
Basic	$(13.05)	$(11.96)
Diluted	$(13.05)	$(11.96)

Weighted average common shares outstanding:
Basic	2,976,933	2,714,471
Diluted	2,976,933	2,714,471

Amounts attributable to Zoom Technologies, Inc. common shareholders
Loss from continuing operations	(4,152,070)	(9,763,909)
Loss from discontinued operations	(34,709,617)	(22,688,602)
Net loss attributable to Zoom Technologies, Inc.	$(38,861,687)	$(32,452,511)

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	FOR THE YEAR ENDED
	DECEMBER 31,
	2013	2012
		(Restated)
Net loss attributable to Zoom Technologies, Inc.	$(38,861,687)	$(32,452,511)
Net loss attributable to noncontrolling interest	$(4,794,010)	$(350,094)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain - Zoom Technologies, Inc.	(3,241,292)	1,977,228
Foreign currency translation (loss) gain - noncontrolling interest	(356,630)	26,540

Comprehensive loss Zoom Technologies, Inc.	$(42,102,979)	$(30,475,283)
Comprehensive loss noncontrolling interest	$(5,150,640)	$(323,554)

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Restated)

									Accumulated
						Shares	Additional	Statutory	other	Retained
	Preferred stock		Common stock		Treasury	to be	paid in	surplus	comprehensive	earnings		Noncontrolling
	Shares	Amount	Shares	Amount	stock	issued	capital	reserve	income	(deficit)	Total	interest
Balance December 31, 2011 (Restated)	-	$-	2,386,624	$23,866	$(7,322)	$100	$44,670,670	$682,528	$2,081,429	$28,373,724	$75,824,995	$3,324,403
Issuance of shares for services			490,720	4,907		73	6,476,817				6,481,797
Shares issued to replace cancelled options			30,280	303			143,106				143,409
Foreign currency translation									1,977,228		1,977,228	26,540
Shares issued against shares to be issued			17,263	173		(173)	1,557				1,557
Shares issued to employees			7,250	72			648				720
Stock option expense							790,355				790,355
Appropriations to statutory surplus reserves								20,011		(20,011)	-
Net loss										(32,452,511)	(32,452,511)	(350,094)
Balance December 31, 2012 (Restated)	-	$-	2,932,137	$29,321	$(7,322)	$-	$52,083,153	$702,539	$4,058,657	$(4,098,798)	$52,767,550	$3,000,849

Balance December 31, 2012 (Restated)	-	$-	2,932,137	$29,321	$(7,322)	$-	$52,083,153	$702,539	$4,058,657	$(4,098,798)	$52,767,550	$3,000,849
Foreign currency translation									(3,241,292)		(3,241,292)	(356,630)
Shares issued to directors and consultants			76,600	766			1,480,286				1,481,052
Stock option expense							135,718				135,718
Appropriations to statutory surplus reserves								25,283		(25,283)	-
Capital Injection by Tongguang Group											-	2,679,883
Dividends Paid											-	(1,079,061)
Net loss										(38,861,687)	(38,861,687)	(4,794,010)
Balance December 31, 2013	-	$-	3,008,737	$30,087	$(7,322)	$-	$53,699,157	$727,822	$817,365	$(42,985,768)	$12,281,341	$(548,969)

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(43,655,697)	$(32,802,605)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Loss on impairment of goodwill	-	9,048,334
Depreciation and amortization	214,076	3,266,770
Non-cash equity-based compensation	1,141,167	7,416,937
Provision for inventory obsolescence	(202,745)	382,955
Provision on accounts receivable	24,190,352	1,551,474
Loss on disposal	16,354,593	11,860,025
Loss on equity method investment	926,373	3,840
Fair value adjustment on warrants	(6,963)	(843,501)
Changes in deferred tax assets	(69,206)	56,695
Changes in operating assets and liabilities:
Accounts receivable	(8,359,832)	(46,531,984)
Inventories	(11,855,915)	(5,047,646)
Advances to suppliers	229,517	3,225,579
Other receivables and prepaid expenses	11,275,565	7,882,357
Accounts payable	26,294,775	27,676,119
Advance from customers	(130,274)	3,823,356
Related parties-net	2,963,865	(28,613,441)
Accrued expenses and other current liabilities	(720,454)	13,731,379
Net cash provided by (used in) operating activities	18,589,197	(23,913,357)

Cash flows from investing activities:
Restricted cash	(14,010,637)	(57,727,911)
Purchase of property and equipment and other long-term assets	(650,594)	(284,866)
Increase in notes receivable	(103,038)	(2,485,272)
Cash decrease from disposal of subsidiary	(653,292)	(789,529)
Cash paid for equity method investment		(12,342,542)
Cash received for the sale of discontinued operations	-	31,740,490
Net cash used in investing activities	(15,417,561)	(41,889,630)

Cash flows from financing activities:
Proceeds from loans	54,244,551	23,646,665
Repayment of loans	(37,050,191)	(28,211,734)
Proceeds from issuances of notes	13,555,402	-
Repayment of notes payable	(574,063)	(1,766,739)
Receipt from related parties	25,732,935	75,050,569
Repayment on borrowings from related parties	(59,519,561)	(325,522)
Net cash (used in) provided by financing activities	(3,610,927)	68,393,239

Effect of exchange rate changes on cash & equivalents	71,005	(274,956)

Net (decrease) increase in cash and equivalents	(368,286)	2,315,296

Cash and equivalents, beginning of period	3,253,880	938,584
Cash and equivalents from continuing components	8,351	22,158
Cash and equivalents from discontinued components	3,245,529	916,426

Cash and equivalents, end of period	$2,885,594	$3,253,880
Cash and equivalents from continuing components	36,735	8,351
Cash and equivalents from discontinued components	2,848,859	3,245,529

SUPPLEMENTARY DISCLOSURES:
Interest paid	$153,199	$120,738
Income tax paid	$191,414	$190,845

The accompanying notes are an integral part of these consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

Acquisitions

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

On June 1, 2010, Zoom pursuant to a share exchange agreement dated April 29, 2010, acquired 100% of the shares of Silver Tech Enterprises Ltd, incorporated in the BVI and its wholly owned subsidiaries Ever Elite Corporation Limited, incorporated in Hong Kong, and Nollec Wireless Company Ltd., ("Nollec"), incorporated in the PRC. Nollec is engaged in mobile phone and wireless communication device design.

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

As of July 15, 2013, the Company was in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The promissory note was collateralized by the Company's ownership percentage in Portables. As of the date of this report, the Company was not able to recover its investment. As a result, Zoom ceased to have a an equity interest in Portables and did not retain an investment in it on the date of default, July 15, 2013, accordingly, the Company recognized a loss which includes a complete write off of its investment in Portables. The Company recorded a loss on disposal of approximately $11.5 million related to its write of Portables.

Dispositions

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. ("BZCC"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this report, the Purchaser has remitted the entire amount of RMB 200 million to the Company, of which RMB120 million was initially held in escrow pending the closing of the Subsidiary Sale. Of this amount, a portion of the funds, approximately RMB 80 million, has been released to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjian Leimone as detailed in "Note 11 - Related Party Transactions". The RMB 80 million released from escrow was a negotiated amount between the Company and the Purchaser. On December 30, 2013, BZCC assigned its purchase right to TCB Digital to Tianjin Huatianli Trading Co., Ltd. ("Huatianli"). On December 30, 2013, the Company consented to the assignment between BZCC and Huatianli and agreed to amend the SPA to reflect the change. In connection with the assignment, RMB120 million, representing the balance of the Purchase Price that was being held in escrow pending the closing of all of the sales under the SPA, was agreed upon to be released within 10 business days to a Company-designated bank account. Of that amount, approximately RMB 68 million was available for the Company's immediate use, and approximately RMB52 million, representing the purchase price for TCB Digital, was be monitored by Huatianli until the closing of the TCB Digital sale. As of the date of this report the RMB 120 million is held in wealth management account at trust company. The Company's Chief Executive Officer has unencumbered sole signing and dispositive rights to that account. As of May 16, 2014, the Company has received payment in full from Huatianli for the sale of TCB Digital and the Company has submitted to the PRC government documentation for the recording of the transfer of Jiangsu Leimone's ownership interest in TCB Digital to Huatianli. The Company believes for accounting purposes the sale transaction is complete, and government recording is perfunctory. Since the Company received payment separately from Huantianli for RMB 52 million, the Company is obligated to repay RMB 52 million to BZCC from the RMB 120 million held in the wealth management account.

The Company's ownership interest in SpreadZoom, which owns and operates mobile phone manufacturing facilities in Tianjin, was not part of the Subsidiary Sale.

The closing of the sale of Profit Harvest and CDE occurred on December 31, 2012; the closing of the sale of Ever Elite and Nollec occurred on April 5, 2013

As disclosed above, as of July 15, 2013, the Company has completely written off its investment in Portables Unlimited, LLC.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company's accompanying consolidated balance sheet at December 31, 2013 includes the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its wholly owned subsidiary, Zoom Sub. The Company's consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone which has been classified as discontinued operations held for sale.

The Company's accompanying consolidated balance sheet at December 31, 2012, include the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its wholly owned subsidiary Zoom Sub. The Company's consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone, 100% of Ever Elite which wholly owns Nollec, indirectly held through Silver Tech, all of which have been classified as discontinued operations held for sale.

The Company's consolidated results of operations for the year ended December 31, 2013 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub; results of operations from Ever Elite and Nollec, up to the date of their disposition, and TCB Digital have been presented as discontinued operations. The Company's consolidated results of operations for the year ended December 31, 2012 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub; results of operations from Profit Harvest, CDE, Ever Elite, Nollec, and TCB Digital have been presented as discontinued operations.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Noncontrolling interest represents the ownership interests in a subsidiary that was held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent's equity. Net income or loss and comprehensive income or loss is attributed to the parent and the noncontrolling interest.  If losses attributable to the parent and the noncontrolling interest in a subsidiary exceed their interests in the subsidiary's equity, the excess, and any further losses attributable to the parent and the noncontrolling interest, is attributed to those interests.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The functional currency of the Company's continuing operation Jiangsu Leimone and its equity investment SpreadZoom is the Chinese Renminbi ("RMB"). The functional currency of the Company's continuing operation, Zoom Sub is United States Dollars ("USD" or "$"). The functional currency of the Company's discontinued operations, TCB Digital and Nollec is the RMB. The functional currency of the Company's discontinued operations Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements are translated and presented in the reporting currency of USD. The functional currency of its equity method investment, Portables is the USD.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). Refer to "Note 19 - Equity Method Investments" for details.

The Company revised its accounting for Portables Unlimited, LLC. Previously, the Company accounted for the investment as a subsidiary under the consolidation method of accounting; as of the date of this report, Company retroactively changed its method of accounting for Portables to the equity method. Previously reported net income/(loss) attributable to the Company were unchanged; however, the consolidated balance sheet at December 31, 2012 no longer includes all of the assets and liabilities of Portables. As of December 31, 2013, Portables was no longer an investment of the Company. As disclosed above the Company completely wrote off the investment on July 15, 2013, recording a loss of approximately $11.5 million. At December 31, 2012, the Company was a joint borrower on a $3 million line of credit provided by M&T Bank. This line was refinanced in February of 2013 to be reduced to $2.5 million; concurrently, the Company and Portables co-borrow $2.5 million in a term note from M&T Bank. Both the line of credit and term note were accounted for as an increase to the investment amount when Portables was still owned by the Company. The investment was written off in July of 2013; however, at December 31, 2013, the maximum value of the line of credit of $2.5 million and the amortized balance of the term note are carried as liabilities on the Company's consolidated balance sheets. On May 20, 2014, Portables and M&T Banks released the Company from the obligation of repaying the line of credit and term note. Refer to "Note 9 - Short Term Loans" for further details.

Exclusion of Related Party Lessor from Consolidation

Portables, commencing in January 2009, subleased its principal facility from one of its members. The member began leasing the facility in December 2005 from a related party, AUM Realty, LLC ("AUM"). The Company's management has assessed whether AUM should be consolidated pursuant to FASB ASC 810 Consolidations. ASC 810 is not a "rules based" standard and thereby includes limited circumstances under which it can be conclusively determined whether an entity should be consolidated. Management believes that AUM is not a variable interest entity ("VIE") as defined in ASC 810 because AUM was adequately capitalized. Equity contributions from AUM's owners exceeded 20% of the acquisition costs of the property. Management believes that this is, according to ASC 810 criteria, "sufficient to permit the entity to finance its activities without additional subordinated financial support." Management believes that the same was true up to July 15, 2013, the date of disposition of Portables.

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

Foreign Currency Translation and Transactions

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. For the contracted manufacturing activities, our standard terms for accounts receivable from our customers are between 60 to 75 days from close of the billing cycle; and for sales of own brand phones our terms include prepaid arrangements and extending receivable to customers up to 60 days. We also offer credit terms of up to 150 days in our trading activities to a certain customers. As of December 31, 2013, management concluded that the allowance for doubtful accounts, as disclosed in "Note 5 - Accounts Receivable" was adequate to cover any potential unrecoverable balances as a result of delinquency.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets. See "Note 7 - Property, Plant and Equipment" for details.

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been material amounts of capitalized interest for the years ended December 31, 2013 and 2012.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company last performed annual reviews of its long-lived assets at December 31, 2013 and 2012. In 2012, the Company determined that certain fixed assets and goodwill were impaired based on the disposal of certain operations. The amount of impairment loss in 2012 was $9,048,334 (as restated).

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

The Company's discontinued operation, Nollec is in the mobile phone design, software integration and mobile solution R&D business. Nollec recognizes revenue under the percentage of completion method ASC Topic 605- 35-25 (Construction - Type and Production - Type Contracts) when reasonably dependable estimates can be made and all the following conditions exist:

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2013 and 2012. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination as of December 31, 2013.

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

Loss per Share

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2013 and 2012 are as follows:

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$36,735	$36,735	$-	$-
Restricted cash	$19,632,865	$19,632,865	$-	$-
Warrants	$377	$-	$377	$-

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$8,351	$8,351	$-	$-
Restricted cash	$19,044,294	$19,044,294	$-	$-
Warrants	$7,340	$-	$7,340	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of December 31, 2013 and 2012, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company's consolidated financial position and results of operations.

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

The following table summarizes goodwill as of December 31, 2013 and 2012 resulting from the acquisitions of Jiangsu Leimone, Silver Tech, and CDE:

	December 31,	December 31,
	2013	2012
		(Restated)
Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
CDE	-	1,861,409
Total	8,498,897	10,360,306
Less: Impairment	(8,498,897)	(10,360,306)
Total goodwill	$-	$-

The Company reviews the carrying value of the goodwill for impairment regularly.

NOTE 4 - RESTRICTED CASH

Restricted cash was part of the funds deposited with the Company for sale to BZCC of Profit Harvest, CDE, Ever Elite, Nollec, and TCB Digital. BZCC has assigned its rights to purchase TCB Digital to Huatianli. The funds become unrestricted upon closing of the disposition transaction.

NOTE 5 - ACCOUNTS RECEIVABLE

As of December 31, 2013 and 2012, the Company's accounts receivable consisted of the following:

	December 31,	December 31,
	2013	2012
		(Restated)
Accounts receivable	$757,956	$735,304
less: Allowance for doubtful accounts	(757,956)	(735,304)
Accountants receivable, net	$-	$-

The Company has provided 100% allowance for outstanding accounts receivable based on the Company decision to cease operations in those subsidiaries in which those balances arose in the normal course of business. Once operations have ceased it is unlikely those balances will be recovered.

NOTE 6 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of December 31, 2013 and 2012, the Company's other receivables and prepaid expenses consisted of the following:

	December 31,	December 31,
	2013	2012
		(Restated)
Deposit	$-	$90,091
Others	614,403	4,307,962
Total other receivables and prepaid expenses	$614,403	$4,398,053

The balances of $614,403 and $4,307,962 as "Others" as of December 31, 2013 and 2012 were comprised of receivables owed to the Company by Profit Harvest that arose in the normal course of business where the Company paid for expenses and professional fees on behalf of Profit Harvest. Profit Harvest was previously a subsidiary of the Company. In 2012, it was sold to Beijing Zhumu Culture Communication Company, Ltd. These amounts are expected to be recovered by the Company. The Company has continued to collected outstanding balances from Profit Harvest subsequent to December 31, 2013; accordingly, the Company has determined the amounts are fully recoverable and no allowance has been provided.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2013 and 2012 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2013	2012
			(Restated)
Machinery and equipment	4-6 years	$1,130,554	$1,096,662
Electronic equipment	4-6 years	92,415	89,645
Transportation equipment	4-6 years	51,801	50,248
Leasehold improvements	5 years	-	-
Computer equipment	4-6 years	1,173	1,173
Office equipment	4-6 years	20,805	20,181
Total		1,296,748	1,257,909
less:Accumulated depreciation		(1,296,748)	(1,257,909)
Property, plant and equipment, net		$-	$-

Depreciation expense for the years ended December 31, 2013 and 2012 was$0 and $813,471, respectively.

NOTE 8 - INTANGIBLE ASSETS

As of December 31, 2013 and 2012, the Company's intangible assets were summarized as follows:

	Estimated	December 31,	December 31,
	Useful Life	2013	2012
			(Restated)
Domain name, logo and trade mark	Indefinite	$349,600	$349,600
less: Accumulated amortization		-	-
Intangible assets, net		$349,600	$349,600

Intangible assets are stated at cost less accumulated amortization. The Company acquired domain name "zoom.com" and related logo and trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded for the years ended December 31, 2013 and 2012.

NOTE 9 - SHORT TERMS LOANS

At December 31, 2012, the short term loan balance of $2,994,999 reflected the amount drawn against a line of credit for up to $3.0 million issued jointly to the Company and Portables by M&T Bank. The line was collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited, Inc. (the 49.9% owner of Portables). The interest rate was 1 month LIBOR plus 3.00%. The maturity date of the line of credit is March 26, 2015. In February of 2013, the line of credit was refinanced to a maximum borrowing amount of $2.5 million. At December 31, 2013 the Company accrued an amount due on the credit for $2.5 million. On May 20, 2014, the Company was released by M&T Bank as co-borrower for the line of credit. The Company will recognize a gain in the second quarter of 2014 for $2.5 million reflecting the release.

In February of 2013 the Company and Portables jointly entered into a term loan with M&T Bank for $2,500,000 million that matures in February of 2017. The balance of the note fully amortizes via monthly principal and interest payments up through the maturity of the note. The note carries an interest of 1 month LIBOR plus 3.50%. At December 31, 2013, Portables had repaid $489,310 in principal; the outstanding balance of the note was $2,010,690. The Company accounted for the outstanding balance of $2,010,690 with $658,587 as short term, and the remainder of $1,352,103 as long term. On May 20, 2014, the Company was released by M&T Bank as co-borrower for the term note. The Company will recognize a gain in the second quarter of 2014 for $2,010,690 million reflecting the release.

NOTE 10 - NOTES PAYABLE

As of December 31, 2013 and 2012, the Company's notes payable consisted of the following:

	December 31,	December 31,
	2013	2012
		(Restated)
Former Executives of Nollec	$145,000	$290,000
The Cellular Network Communications Group, Inc.	205,937	-
Total	$350,937	$290,000

There was a note owed to the former executives of Nollec that was an incentive for key managers to remain with the Nollec after Zoom acquired it in 2010. The note neither bears interest nor is collateralized by any assets.

The Note due to CNCG carries an annual interest rate of 8.00% to be made in quarterly installments of $43,708. The Company's subsidiary Zoom Sub is currently in default of the note due to CNCG therefore the interest rate adjusted to 14.00%. The note amortizes and matures in October of 2014. The note is unsecured and is not guaranteed by Zoom Technologies, Inc. The note was previously classified as long term. Refer to "Note 12 - Long-Term Notes Payable" for additional details.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of December 31, 2013 and 2012, the amounts due from related parties were:

	December 31,	December 31,
Due from related parties	2013	2012
		(Restated)
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$17,997	$91,571
Leimone (Tianjin) Industrial Co., Ltd.	-	11,034,982
Shenzhen Leimone	293,998	355,564
Spreadzoom	9,046,038	9,046,038
Total due from related parties	$9,358,033	$20,528,155

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrowed money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu. The balance is expected to be repaid in full.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. As of December 31, 2012, the amount due from Tianjin Leimone of $11,034,982 represented advances for purchases arising in the normal course of business for transactions prior to December 31, 2012. The balance was net off against the capital injection detailed in Due to related parties below.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $293,998 and $355,564 as of December 31, 2013 and 2012 was a loan to Shenzhen Leimone for setup costs. The balance is expected to be repaid in full.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. Upon completion of the sale of TCB Digital, the Company expects to be repaid these advances.

Due to related parties

As of December 31, 2013 and 2012, the amounts due to related parties were:

	December 31,	December 31,
Due to related parties	2013	2012
		(Restated)
Mr. Lei Gu	$1,063,500	$2,901,283
Anthony Chan	-	358,814
Leimone (Tianjin) Industrial Co., Ltd.	2,283,922	-
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Portables Unlimited, Inc.	-	2,000,000
Total due to related parties	$3,449,922	$5,362,597

Mr. Gu provided funds to the Company with no interest and are due on demand. As of December 31, 2013 and 2012, the balances of funds provided by Gu was $1,063,500 and $2,901,283 respectively.

Mr. Anthony Chan provided funds to the Company with no interest and they were due on demand. As of December 31, 2012, the balances of funds provided by Chan and certain accrued compensation for services rendered was $358,814. As of December 31, 2013, the amounts owed to Mr. Chan have been repaid in full.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. As of December 31, 2013, the amount owed to Tianjin Leimone was $2,283,922. This balance is the result of a transfer from Tianjin Leimone of $10,719,532 (RMB 66,400,000) for Jiangsu Leimone to inject as capital into its discontinued operation TCB Digital. The transfer of funds from Tianjin exceeded the then outstanding balance of $8,435,610 owed by Tianjin Leimone; therefore, the remaining balance is a net due to Tianjin Leimone.

The balance owed to Beijing Lemone Shengtong Cultural Development Co, Ltd ("Beijing Shentong") arose in the normal course of business, as certain corporate staff expenses in Beijing were paid by Beijing Shentong on behlf of the Company.

The balance owed of $2 million was for a promissory note issued to Portables Unlimited, Inc. The Company defaulted on this loan and forfeited its ownership in Portables. See Note 1 in the accompanying financial statements for details.

NOTE 12 - LONG-TERM NOTES PAYABLE

The note was issued by Zoom Sub to CNCG as part of its acquisition of Portables, with an original face amount of $500,000, term from October 11, 2011 to October 11, 2014, and annual interest rate of 2.0%. On October 5, 2012, the Company repaid $182,500 of the outstanding principle and the interest rate was adjusted to 14.0%. The Company made further payments of principal on the note during 2013. The note is in default and has been classified as short term. The outstanding balance in notes payable is $205,937.

NOTE 13 - STOCKHOLDERS' EQUITY

COMMON STOCK

On November 12, 2012, the Company issued 10,000 shares of its common stock to consultants for the service period from November 1, 2012 to October 31, 2013. These shares were valued at $0.80 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $13,333 for the year ended December 31, 2012, and the balance of deferred expenses related to such shares at December 31, 2012 was $66,667 for these issuances.

On October 8, 2012, the Company issued 1,000 and 3,000 shares of its common stock to legal counsel for services rendered and a consultant for the service period from October 1, 2012 to September 30, 2013, respectively. These shares were valued at $0.90 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $9,000 and $6,750 for the year ended December 31, 2012, and the balance of deferred expenses related to such shares at December 31, 2012 was $0 and $20,250 for these issuances, respectively.

On September 6, 2012 and July 2, 2012, the Company issued 7,250 shares and 13,763 shares, respectively, of its common stock to the employees of its Nollec subsidiary in lieu of cash salaries. The 7,250 shares were valued at $0.98 per share, the closing price on the date of Board Approval, and were issued for services from September 2012 onwards for 3 years. The 13,763 shares were valued at $1.03 per share, the closing price on the date of Board Approval, and were issued for services within the second quarter of 2012. The Company recorded non-cash compensation expense of $7,894 for the year ended December 31, 2012, for these issuances.

On June 25, 2012, the Company issued 3,500 shares of its common stock to a consultant for services from June 2012 onwards for 1 year. These shares were valued at $1.07 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $21,846 for the year ended December 31, 2012 for this issuance, and the balance of deferred expenses related to such shares at December 31, 2012 was $15,604.

On May 22, 2012, the Company issued 30,280 shares of its common stock to its employees, consultants and directors in replacement for cancelling 133,900 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there is an incremental non-cash compensation expense of $308,553 to be recorded over the service period.

On May 22, 2012, the Company issued 449,720 shares of its common stock to consultants for their services over the next four years beginning with the second quarter of 2012. The shares were valued at $1.12 per share, the closing price on the date of Board Approval. The projects these consultants are pursuing include but are not limited to marketing our ODM business to large Southeast Asian customers, sales of our own brand and ODM products to private companies and government supported programs in China aimed at various demographic sectors of the domestic mobile market, and other cooperative ventures with the three mobile operators of the PRC. The Company recorded $944,412 of non-cash compensation expense for this issuance for the quarter ended December 31, 2012; and the outstanding deferred expenses related to such shares at December 31, 2012 was $4,092,452.

On February 28, 2012, the Company issued to members of the Board of Directors a total of 17,000 shares of its common stock at a then fair value of $1.34. The Company recorded $227,800 of non-cash compensation expense for this issuance for the quarter ended December 31, 2012. The outstanding deferred expense related to such shares at December 31, 2012 was $0.

On January 25, 2013 the Company issued 18,600 shares of its common stock to its Board of Directors for the service period from January 1, 2013 to December 31, 2013. These shares were valued at $6.50 per share which was the closing price on the date of Board Approval. The Company recorded non-cash compensation expense of $120,900 for the year ended December 31, 2013.

On January 25, 2013 the Company issued 2,000 shares of its common stock to consultants for the service period from January 1, 2013 to December 31, 2013. These shares were valued at $6.50 per share which was the closing price on the date of Board approval. The Company recorded non-cash compensation expense of $ 13,000 for the year ended December 31, 2013.

On July 16, 2013, the Company issued 56,000 shares as compensation to Mr. Anthony Chan for back pay. The Company recorded $475,603 of compensation expense.

On November 12, 2013, the Company effectuated a 10 for 1 reverse split of its common stock. All share numbers and per share amounts have been retroactively restated to reflect the reverse split.

For the year ended December 31, 2013, the Company accelerated the write off of certain deferred stock based compensation totaling $395,250.

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

The following summary represents warrants activity during the year ended December 31, 2013:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value
Balance, December 31, 2012	863,860	$23.00	$-
Granted
Lapsed
Exercised
Cancelled
Balance, December 31, 2013	863,860	$23.00	$-

The following presents warrants summary as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants	863,860	1.09 years	$23.00	863,860	$23.00

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

On May 22, 2012, the Company issued 30,280 shares of its common stock to its employees, and directors in replacement for cancelling 133,900 outstanding options that were held by the same recipients. The shares have the same vesting schedule as the options and were valued at $1.12 per share, the closing price on the date of Board Approval, which is considered the market price at that time. Based on the difference between the market value of the shares and the Black-Scholes value of the cancelled options as of May 22, 2012, there was no extra non-cash compensation expense for the year ended December 31, 2013.

The following summary represents options activity during the year ended December 31, 2013 under the New Plan.

		Weighted-
	Under	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value
Balance, December 31, 2012	181,000	$16.90	$-
Granted	65,000	3.66	-
Lapsed
Exercised
Cancelled	(46,875)	16.90	-
Balance, December 31, 2013	199,125	$12.58	$-

The following represents options summary as of December 31, 2013 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	199,125	3.05 years	$12.58	144,958	$15.91

For the re-pricing of the 120,000 options on October 8, 2012, from the exercise price of $37.5 to $18.30 per share, the Company determined the incremental fair value of $0.058 per share which was calculated by taking the difference between the Black Scholes values of the new exercise price and that of the old exercise price. Other data used in the calculations include: the stock market price of $9.00, expected life of 3 years, volatility of 39.22% and discount rate of 0.35%.

On November 29, 2011, the Company's BOD approved of the granting of 30,000 options to a consultant, with the exercise price of $1.00 per share, with 1/3 vesting immediately and the balance equally over two quarters. These options expire in two years.

On February 14, 2013, the Company's BOD approved of the granting of 10,000 options to an employee with an exercise price of $6.50, with monthly vesting beginning in February 2013. The options expire four years from the date of grant. The Company determined the grant date fair value of 10,000 options of $0.17 per share which was calculated using the Black Scholes Options Pricing Model as follows: Stock price of $6.50 per share, exercise price of $6.50 per share, expected life of 4.00 years, volatility of 32.48% and discount rate of 0.64%.

In November of 2013, the Company's BOD approved of the granting of 55,000 options to certain employees with an exercise price of $3.14, with monthly vesting beginning in November 2013. The options expire four years from the date of grant. The Company determined the grant date fair value of 55,000 options of $1.14 per share which was calculated using the Black Scholes Options Pricing Model.

As a result, of the issuances in February and November of 2013 of 10,000 and 55,000 shares respectively, the total options issued during 2013 was 65,000.

The Company recorded $135,718 of non-cash compensation expense related to stock options for the year ended December 31, 2013. As of December 31, 2013, there was $49,781 of non-cash compensation to be recorded up to 2014 based on options valued at grant date.

NOTE 16 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $4.04 million and $1.38 million at December 31, 2013 and 2012, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

The discontinued operations of TCB Digital and Nollec, and the continuing operation of Jiangsu Leimone are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

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

Nollec is exempt from income tax in PRC for two years starting from 2008, and is subject to a 50% exemption on normal income tax rate for three years starting from 2010 and is subject to normal income tax rate from 2013.

Nollec had pre-tax loss up to the date of its disposition April 5, 2013. The Company's net income and earnings per share had no effect due to its income tax exemption.

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

U.S. NOL carryforwards are only those arising after September 22, 2009, which was the date when a more-than-50% ownership change occurred.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
		(Restated)
Deferred tax assets:
Net operating loss	$1,373,600	$469,200
less: Valuation allowance	(1,373,600)	(469,200)
Total deferred tax assets	-	-

Deferred tax liabilities:	-	-
Deferred tax assets, net	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the years ended December 31, 2013 and 2012:

	For Years Ended
	December 31,
	2013	2012
		(Restated)
US statutory rates	34.00%	34.00%
Tax rate difference	-2.72%	-1.33%
Valuation allowance	-31.28%	-32.67%
State taxes	-4.83%	-1.99%
Tax per financial statements	-4.83%	-1.99%

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

As of December 31, 2013 and 2012, the Company's statutory surplus reserve was $727,822 and $702,539 respectively.

NOTE 18 - OPERATING RISK

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

NOTE 19 - EQUITY METHOD INVESTMENTS

On May 10, 2012, the Company along with Spreadtrum Communications (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000). As of June 30, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,542 (RMB 78,000,000). The Company had committed to invest an additional $10,117,700 (RMB 64,100,000) in SpreadZoom. Management and control of the business have not been fully determined. The Company has used the equity method to account for its investment in SpreadZoom and has recorded a loss from investment of $ 1,031,979 and $ 429,586 for the years ended December 31, 2013 and 2012, respectively.

Changes in Equity Method Investments
	Portables	SpreadZoom	Total
Balance December 31, 2011 (Restated)	$9,160,273	$-	$9,160,273
Initial investment		12,342,542	12,342,542
Equity method investment income (loss)	425,746	(429,586)	(3,840)
Increase in investment through co-borrowing on bank line of credit	3,000,000		3,000,000
Reduction in equity interest from 55.0% to 50.1%	(735,000)		(735,000)
Reduction from repayment of bank line of credit	(5,001)		(5,001)
Balance December 31, 2012 (Restated)	$11,846,018	$11,912,956	$23,758,974

Balance December 31, 2012 (Restated)	11,846,018	11,912,956	23,758,974
Equity method investment loss	105,606	(1,031,979)	(926,373)
Increase in investment through co-borrowing on bank term note	2,500,000		2,500,000
Reduction in investment through repayment of line of credit	(500,000)		(500,000)
Reduction from repayment on bank term note	(489,310)		(489,310)
Gain from default of promisssry note leading for fofeiture of ownership	(2,000,000)		(2,000,000)
Loss on disposal	(11,462,314)		(11,462,314)
Balance December 31, 2013	$-	$10,880,977	$10,880,977

	December 31,	December 31,
	2013	2012
Financial Position of SpreadZoom		(Restated)
Current assets	$17,811,982	$42,772,581
Non-current assets	6,558,367	1,775,661
Total assets	24,370,349	44,548,242

Current liabilities	9,353,001	27,839,474
Non-current liabilities	-	-
Total liabilities	9,353,001	27,839,474

Net asset value	$15,017,348	$16,708,768

	For Years Ended
Results of Operations of SpreadZoom	December 31,
	2013	2012
		(Restated)
Net revenues	$66,920,617	$46,025,192
Cost of goods sold	65,000,788	45,859,806
Gross profit	1,919,829	165,386

Operating expenses	4,152,403	1,327,593

Operating loss	(2,232,574)	(1,162,207)

Other income (expenses), net	54,025	255,721

Income (loss) before taxes	(2,178,549)	(906,486)

less: Provision for income taxes	-	-

Net loss	$(2,178,549)	$(906,486)

Investment loss attributable to Zoom Technologies, Inc.	$(1,031,979)	$(429,586)

The Company accounted for its investment in Portables Unlimited, LLC using the equity method. The following are operating results of Portables for the year ended December 31, 2012 and from January 1, 2013 to July 15, 2013, the date of disposition.

	July 15,	December 31,
	2013	2012
Financial Position of Portables		(Restated)
Current assets	$6,283,761	$7,145,668
Non-current assets	2,515,896	2,542,977
Total assets	8,799,657	9,688,645

Current liabilities	14,570,582	16,994,165
Non-current liabilities	1,708,928	-
Total liabilities	16,279,510	16,994,165

Net asset value	$(7,479,853)	$(7,305,520)

	For the Period Ended	For Year Ended
Results of Operations of Portables	July 15,	December 31,
	2013	2012
		(Restated)
Net revenues	$14,130,111	$49,773,552
Cost of goods sold	10,341,986	40,813,304
Gross profit	3,788,125	8,960,248

Operating expenses	3,309,640	7,215,081

Operating income	478,485	1,745,167

Other income (expenses), net	(267,695)	(895,374)

Income (loss) before taxes	210,790	849,793

less: Provision for income taxes	-	-

Net loss	$210,790	$849,793

Investment loss attributable to Zoom Technologies, Inc.	$105,606	$425,746

NOTE 20 - DISCONTINUED OPERATIONS

On December 31, 2012, the Company announced its plan to dispose of certain business operations to Beijing Zhumu Culture Communication Company, Ltd. covered in the Share Purchase Agreement as described in "Note 1 - Organization and Nature of Business Operations" was for approximately $31.7 million (RMB 200 million) in sales proceeds. The Share Purchase Agreement covers the sale of several business operations in different jurisdictions, with differing regulatory requirements regarding the purchase and sale of businesses. For accounting purposes the Company has accounted for those operations as discontinued operations up to the point of the individual closing of the relevant entities under relevant local jurisdictions as detailed in the tables below.

The sale of Profit Harvest and CDE closed on December 31, 2012. The portion of the sale covered in the Share Purchase Agreement for Ever Elite and Nollec closed on April 5, 2013. The sale of TCB Digital closed on May 16, 2014.

Results of Operations	Years Ended December 31,
	2013	2012
		(Restated)
Net revenues	$249,744,183	$329,099,574
Cost of sales	234,624,885	313,699,749
Gross profit	15,119,298	15,399,825

Operating expenses	35,270,830	24,463,419
Operating income	(20,151,532)	(9,063,594)

Other income (expenses), net	(2,855,322)	(1,936,953)
(Loss) income before taxes from discontinued operations	(23,006,854)	(11,000,547)

less: Provision for income taxes	142,180	178,124

Loss from discontinued operations, net of tax	$(23,149,034)	$(11,178,671)

Basic and diluted (loss) income per common share from
discontinued operations:
Basic	$(11.66)	$(8.36)
Diluted	$(11.66)	$(8.36)

Financial Position	December 31,	December 31,
	2013	2012
		(Restated)
Cash and equivalents	$2,848,859	$3,245,529
Restricted cash	80,658,355	64,467,142
Notes receivable	669,583	548,218
Accounts receivable, net	20,225,872	35,642,961
Inventories, net	18,809,671	7,059,829
Other receivables and prepaid expenses	2,061,687	10,580,693
Advance to suppliers	224,913	3,004,016
Due from related parties	204,509	18,322,784
Construction in progress deposit	-	243,747
Property, plant and equipment, net	1,636,316	1,293,689
Intangible assets	-	342,682
Deferred tax assets, noncurrent	70,136	-
Total current assets	127,409,901	144,751,290

Total Assets of Discontinued Operations	$127,409,901	$144,751,290

Short-term loans	$38,529,498	$21,187,680
Notes payable	42,441,911	28,156,022
Accounts payable	42,843,584	16,255,076
Accrued expenses and other payables	19,643	1,013,986
Advances from customers	97,110	1,039,775
Taxes payable	(4,106,935)	(2,341,883)
Interest payable	-	110,835
Dividends payable	-	628,890
Due to related parties	19,284,688	72,298,478
Total current liabilities	139,109,499	138,348,859

Total Liabilities of Discontinued Operations	139,109,499	138,348,859

Net Assets of Discontinued Operations	$(11,699,598)	$6,402,431

NOTE 21 - SUBSEQUENT EVENT

On December 31, 2012, the Company entered into a Securities Purchase Agreement with BZCC, which among other assets included the sale of TCB Digital by the Company to BZCC. On or about December 30, 2013, the Company consented to BZCC assigning its purchase rights to Huatianli; on May 15, 2014, the Company completed the sale of TCB Digital to Huatianli which is evidenced by the recording of transfer ownership with the PRC government, and the Company's receipt of payment in full from Huatianli. Additionally, the Company is obligated to refund a purchase deposit of RMB 52 million to BZCC for funds previously deposited in a restricted trust account in the Company's name.

On May 20, 2014, the Company received releases from M&T Bank for balances owed under both a line of credit and term note owed at December 31, 2013. As result of these releases, the liabilities will be written off as gains in the second quarter of 2014.

NOTE 22 - CORRECTION OF ERROR FOR ACCOUNTING OF PORTABLES UNLIMITED, LLC.

On May 5, 2014, the Company concluded that the consolidated balance sheet, and related consolidated statement of operations and comprehensive income/(loss), stockholders' equity and statements of cash flows included in Form 10K Annual Report, dated April 15, 2013 (the "2012 Financials") will need to be restated as a result of the Company erroneous application of the consolidation method of accounting for its former 50.1% equity interest investment in Portables Unlimited, LLC ("Portables"). The Company's management determined during the fourth quarter of the year ended December 31, 2013 that the Company's former investment in Portables was incorrectly accounted for using the consolidation method and should instead have been accounted for using the equity method. The error resulted in an overstatement of the total assets, total liabilities, net revenues, cost of sales, operating expenses, and operating income in the previously filed consolidated financial statements. The Company did not demonstrate that it had unilateral control over the investment, but rather, the Company only exercised substantive participating rights; accordingly, the Company should have used the equity method of accounting to account for its former investment.

The following tables show the previously report amounts, the required adjustment and the currently restated amounts related to the Company financial position and results of operations at December 31, 2012 (as restated), and for the year then ended.

	December 31, 2012
	As Previously		As Currently
	Reported	Adjustment	Reported
Financial Position			(Restated)
Current assets	$193,879,917	$(5,149,774)	$188,730,143
Non-current assets	41,837,026	(17,728,452)	24,108,574
Total assets	235,716,943	(22,878,226)	212,838,717

Current liabilities	170,751,984	(13,999,166)	156,752,818
Non-current liabilities	317,500	-	317,500
Total liabilities	171,069,484	(13,999,166)	157,070,318

Stockholders' equity	52,056,677	710,873	52,767,550
Non-controlling interest	12,590,782	(9,589,933)	3,000,849
Net equity	64,647,459	(8,879,060)	55,768,399

	For the Year Ended December 31, 2012
	As Previously		As Currently
	Reported	Adjustment	Reported
			(Restated)
Net revenues	$49,773,552	$(49,773,552)	$-
Cost of sales	40,813,304	(40,813,304)	-
Gross profit	8,960,248	(8,960,248)	-

Total operating expenses	17,505,542	(7,215,081)	10,290,461

Loss from operations	(8,545,294)	(1,745,167)	(10,290,461)

Other (expense) income, net	(603,723)	1,321,120	717,397

Loss before income taxes for continuing operations	(9,149,017)	(424,047)	(9,573,064)

Income taxes for continuing operations	190,845	-	190,845

Loss from continuing operations	(9,339,862)	(424,047)	(9,763,909)

Discontinued Operations:
Loss from discontinued operations, net of tax	(11,178,671)	-	(11,178,671)
Loss on disposal, net tax	(11,860,025)	-	(11,860,025)
Loss from discontinued operations	(23,038,696)	-	(23,038,696)

Net loss	$(32,378,558)	$(424,047)	$(32,802,605)

less: Income (loss) attributable to noncontrolling interest	73,953	(424,047)	(350,094)

Net loss attributable to Zoom Technologies, Inc.	$(32,452,511)	$-	$(32,452,511)

Basic and diluted loss per common share
Basic	$(11.96)	$-	$(11.96)
Diluted	$(11.96)	$-	$(11.96)

These corrections will be made to applicable prior period financial information in future filings with the SEC including this filing

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") (the Company's principal executive officer) and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures is not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

The specific material weakness identified by the Company's management as of December 31, 2013 is described as follows:

  Our disclosure controls and procedures were not effective. As detailed in the Explanatory Note found in Form 10Q/A that was filed on November 25, 2013, on November 19, 2013 prior to receiving approval from the Company's registered independent public accountant, the Company filed its Form 10Q. The Company already remediated this material weakness and has determined that the newly implemented controls and procedures are operating effectively.
  The Company has had to make corrections of errors on two separate occasions during the last two years for its accounting of warrants and its accounting for its equity investment in Portables. These corrections of errors represent material weaknesses in the Company's ability to accurately account for complex accounting issues. The Company is currently reviewing its processes to determine if more additional outside expertise is necessary to account for transactions that require complex accounting treatments. The Company must assess the cost benefit of using outside sources. As of the date of this report, the Company has neither completed its analysis, nor put in place remedial measures to eliminate the material weakness.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2013 other than those that have been detailed above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness's disclosed above resulted in the Company having a violation under Sarbanes Oxley section 402

ITEM 9B - OTHER INFORMATION

Not applicable

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth information regarding the current executive officers and members of the Board.

DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers	Age	Position / Title

Lei Gu	49	Chairman, Director and Chief Executive Officer

Patrick Wong	34	Director and Chief Financial Officer

Augustine Lo	58	Director (1)

Chang Shan	53	Director (1)

Xinyue (Jasmine) Geffner	42	Director (1)

Chin Hung ("James") Lo	46	Director

___________

(1) Current members of the Audit and Compensation Committees.

Lei (Leo) Gu, Chairman of the Board, Director and Chief Executive Officer. Mr. Gu has served as the Chairman of the Board and Chief Executive Officer of the Company since May 2004. He worked for CEC Telecom Company Ltd. from 2000 to 2004, joining the Company among its first employees and became its Chief Operating Officer. CEC Telecom was sold to Qiao Xing Mobile Communication which currently trades on NYSE under the symbol "QXM". From 1999 to 2000, Mr. Gu was the President of Xin Tian Di Technology Group Company, Ltd. Mr. Gu was Associate Professor at the Beihang University in Beijing, China from 1993 to 1999. He received his Ph.D. degree in engineering from the Beihang University in 1993. Based on Mr. Gu's management experience and expertise in engineering, we believe that Mr. Gu is well qualified to serve as our Chairman of the Board.

Patrick Wong, Director and Chief Financial Officer, has served as the Chief Financial Officer and a director of the Company since July 2013. Mr. Wong is a Certified Public Accountant and a Chartered Accountant. From February 2012 to July 2013, Mr. Wong served as the Company's Vice President of Finance. Prior to joining the Company Mr. Wong was a Partner at WWC Professional Corporation. Mr. Wong has also held various posts at NetSuite, Cable & Wireless, and Citibank. Based on Mr. Wong experience in finance, accounting, high tech industry, and extensive work with Chinese companies, we believe that Mr. Wong is well qualified to serve on our Board.

Augustine Lo, Director. Mr. Lo has been an independent director of the Company since January 2009 and he also serves as the Chair of the Company's Audit and Compensation Committees. During the 1970s, Mr. Lo was the Controller of the Disk Drive Division for Qume Corporation. During the 1980s, Mr. Lo worked for Apple International Inc. as the Director of Finance & Administration, overseeing operations in Hong Kong and Japan. In 1989, Mr. Lo formed PacRim Technologies Ltd. with operations in Singapore, Taiwan and China distributing software products including Adobe, Macromedia, Handspring and Umax. PacRim merged into GrandTech of Taiwan in 1999 which later went public in 2001. He remained on GrandTech's board and headed up its operations in Hong Kong, China, Korea and the Philippines until 2005. Mr. Lo received his MBA and BS degrees from the University of California at Berkeley. Based on Mr. Lo's substantial experience in finance and operations of multi-national businesses, we believe that Mr. Lo is well qualified to serve on our Board.

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

Xinyue Jasmine Geffner, Director. Ms. Geffner has been an independent director of the Company since March 2014. Ms. Geffner currently serves as independent director of AG Semiconductor (Hong Kong) Limited. She was previously Chief Financial Officer of a NASDAQ-listed Chinese company in 2008, which had been sold to China CGame, Inc. Ms. Geffner was Director of Corporate & Institutional Banking at ANZ based in Hong Kong from 2008 to 2011. She was Regional Head for the Americas for HSBC's China Business Development & Marketing team from 2004 to 2008 in New York. She also held corporate finance positions at Commerzbank AG (1999-2003) and Credit Agricole (1997-1999) in New York. Ms. Geffner holds a Bachelor's degree in marketing and finance from the City University of New York and an MBA in finance and accounting from New York University. Ms. Geffner is a Chartered Financial Analyst. Based on Ms. Geffner's substantial experience in banking and corporate finance, we believe that she is well qualified serve on our Board.

Chin Hung ("James") Lo, Director. Mr. Lo has been a director of the Company since May 2013. Mr. Lo has been a senior sales director of Spreadtrum since March 2011 and he has served as Spreadtrum's overseas sales head since October 2011. Mr. Lo has more than 15 years of experience in the wireless communications industry. Before joining Spreadtrum, from 2003 to 2011, Mr. Lo served as the head of sales and marketing of Compal Communication Inc., a leading original design, development, and manufacturer of mobile phones products. From 1999 to 2002, Mr. Lo served as Engineering Director of Mobile Phone Products Department at Motorola Corp. Mr. Lo received a MBA degree from the National Taiwan University. He also received both MS and BS degrees from the Engineering Science Department of National Cheng Kung University, Taiwan. Based on Mr. Lo's vast experience in business development and mobile phone products, we believe he is well qualified to serve on our Board.

None of our officers or directors is involved in any material legal proceedings.

Audit Committee and Compensation Committee. Mr. Augustine Lo is currently the chairperson, and Messer. Shan and Miss Geffner are currently the members of both the Audit and Compensation Committees. The Board determined that Mr. Augustine Lo qualifies as an "audit committee financial expert" as defined by applicable SEC rules. The Audit Committee met four times in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Zoom directors and officers, as well as any person holding more than 10% of Zoom's common stock, are required to report initial statements of ownership of Zoom's securities and any subsequent changes in such ownership to the Securities and Exchange Commission. Based on a review of such reports, and on written representations from reporting persons, Zoom believes that all Section 16(a) filing requirements were complied with during 2013, except that Patrick Wong and Chin Hung (James) Lo each failed to file a Form 3 reporting their initial statements of ownership, and Anthony Chan, Lei Gu, Augustine Lo, Chang Shan, Cheng Wang and Leo Li each failed to file a Form 4 reporting the acquisition of shares earned as compensation for service as officers and/or directors of the Company.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2013 and 2012 for our principal executive officers.

Name and Principal Position	Year	Salary	Option or Stock Awards (3)(4)(7)	All Other Compensation	Total
Lei Gu (1)(3)(4)(5)	2013	$1	$153,000	$0	$153,001
Chief Executive Officer	2012	$279,000	$202,078	$0	$481,078

Anthony K. Chan (2)(3)(4)(5)	2013	$120,000	$306,000	$0	$426,000
Chief Financial Officer	2012	$219,000	$191,192	$0	$410,192

Patrick Wong (6)(7)	2013	$120,000	$0	$0	$120,000
Chief Financial Officer	2012	$110,000	$5,249	$0	$110,000

___________

(1) Lei Gu became Chief Executive Officer of the Company on September 22, 2009.

(2) Anthony K. Chan served as Chief Financial Officer from September 22, 2009 to July 15, 2013.

(3) The value of stock awards granted to Messrs. Gu and Chan in 2012 were based on the market value of the stock as of the date of grant in the year 2011 which was $1.19 per share.

(4) Includes common stock granted to Messrs. Gu and Chan for their service as members of the Board of Directors; the value of such stock was based on the market price as of the date of grant which was $1.34 per share.

(5) Included were common stock granted to Messrs. Gu and Chan as replacement for the cancellation of all of their stock options; the value of such stock was based on the value of the market price as of the date of grant less the Black Scholes value of the cancelled options, which difference was $1.019 per share.

(6) Patrick Wong became Chief Financial Officer of the Company on July 16, 2013.

(7) Options were issued Mr. Wong. The compensation reflects the Black Scholes value at the time of grant.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2013, after all options were cancelled in May 2012.

Outstanding Options Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options		Option		Option
Name	Exercisable Options	Unexercisable Options	Weighted Average Exercise Price		Expiration Date
Lei Gu	0	0	$	na	na
Anthony K. Chan	0	0	$	na	na
Patrick Wong	30,556	69,444		$6.50	2/13/2017

Outstanding Common Stock Awards as of December 31, 2013

Lei Gu	156,071
Anthony K. Chan	284,643

_________

Option Exercises

Other information regarding options, including expiration of unexercised stock options can be found in the accompany notes to the financial statements Note 15 - Stock Options.

Employment, Termination and Change of Control Agreements

The employment status of the Company's executives is "at-will" with no long-term employment agreement.

Director Compensation

The following table sets forth information concerning the compensation of our Non-Executive Directors for 2013.

Name	Fees Earned or Paid in Cash	Stock Awards (4)	All Other Compensation	Total
Augustine Lo (1)	$0	32,500	0	$43,550
Chang Shan (1)	$0	27,500	0	$36,850
Cheng Wang (2)	$0	27,500	0	$36,850
Leo Li (3)	$0	27,500	0	$36,850
Chin Hung ("James") Lo (4)	$0	0	0	$0

_________

  Appointed director on September 22, 2009.

  Appointed director on November 19, 2009 and served until resignation on February 21, 2014

  Appointed director on October 18, 2011 and served until resignation on May 28, 2013.

  Appointed director on May 28, 2013 to succeed Leo Li.

  The values of stock awards granted to Messrs. Lo, Shan, Wang and Li are based on the value of the stock as of the date of grant.

In 2013, the Company's compensation policy for non-executive directors includes no cash compensation and an annual grant of stock for their services over the next 12 months. The chairperson of the committees of the Board was granted 32,500 shares of common stock and other non-executive directors were granted 27,500 shares of common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We maintain equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of December 31, 2013 regarding the shares of our common stock available for grant or granted under stock option plans that were approved by our stockholders. Upon the adoption of the Zoom 2009 Equity Incentive Compensation Plan (the "New Plan") on December 10, 2009, we had not issued any more equity-based awards from any of the previous plans that were approved and in place prior to the merger transaction with Gold Lion in September 2009.

Equity Compensation Plan Information.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	0	$0.00	0

Equity compensation plans approved by security holders(2)	199,125	$12.58	0
Total:	199,125	$12.58	0

__________

(1) Includes the following plans: 1990 Employee Stock Option Plan, 1991 Directors Stock Option Plan, 1998 Employee Equity Incentive Plan, each as amended.

(2) Includes 2009 Equity Incentive Compensation Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Zoom's Common Stock as of May 22, 2014 by (i) each person who is known by Zoom to own beneficially more than five percent of Zoom's outstanding common stock, (ii) each of Zoom's Directors and named executive officers, as listed below in the Summary Compensation Table under the heading "Executive Compensation", and (iii) all of Zoom's current Directors and executive officers as a group.

On May 22, 2014 there were 3,008,737 issued and 3,008,569 outstanding shares of Zoom's Common Stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Name and Address of Beneficial Owner (1)(2)	Common stock beneficially owned

	Number	Percent
Lei Gu	516,334	17.49%
Anthony Chan	0	0%
Patrick Wong	0	0%
Augustine Lo	8,350	* %
Chang Shan	6,950	* %
Chin Hung (James) Lo	0	0%
Xinyue Jasmine Geffner	0	0%
Spreadtrum Communications, Inc.	167,630	5.68%
All directors and executive officers as a group (of 3 persons)	763,547	17.67%

________

* Less than one percent of shares outstanding.

  Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Zoom Technologies, Inc., Sanlitun SOHO, Building B, 19th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027.

  Includes options exercisable within 60 days, which there are none.

Securities authorized for issuance under equity compensation plans

On December 10, 2009, the Company's Board approved and adopted the 2009 Equity Incentive Compensation Plan (the "New Plan"), with 250,000 options authorized for issuance. The shareholders approved of the plan on May 19, 2011. On December 16, 2011, the shareholders approved an amendment of the plan to increase the shares under the plan authorized for issuance to 500,000 shares.

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

Related Party Transactions

Due from related parties

As of December 31, 2013 and 2012, the amounts due from related parties were:

	December 31,	December 31,
Due from related parties	2013	2012
		(Restated)
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$17,997	$91,571
Leimone (Tianjin) Industrial Co., Ltd.	-	11,034,982
Shenzhen Leimone	293,998	355,564
Spreadzoom	9,046,038	9,046,038
Total due from related parties	$9,358,033	$20,528,155

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrowed money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu. The balance is expected to be repaid in full.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. Tianjin Leimone sells raw materials to the Company. As of December 31, 2012, the amount due from Tianjin Leimone of $11,034,982 represented advances for purchases arising in the normal course of business for transactions prior to December 31, 2012. The balance was net off against the capital injection detailed in Due to related parties below.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. $293,996 and $355,564 as of December 31, 2013 and 2012 was a loan to Shenzhen Leimone for setup costs. The balance is expected to be repaid in full.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. Upon completion of the sale of TCB Digital, the Company expects to be repaid these advances.

Due to related parties

As of December 31, 2013 and 2012, the amounts due to related parties were:

	December 31,	December 31,
Due to related parties	2013	2012
		(Restated)
Mr. Lei Gu	$1,063,500	$2,901,283
Anthony Chan	-	358,814
Leimone (Tianjin) Industrial Co., Ltd.	2,283,922	-
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Portables Unlimited, Inc.	-	2,000,000
Total due to related parties	$3,449,922	$5,362,597

Mr. Gu provided funds to the Company with no interest and are due on demand. As of December 31, 2013 and 2012, the balances of funds provided by Gu was $1,063,500 and $2,901,283 respectively.

Mr. Anthony Chan provided funds to the Company with no interest and they were due on demand. As of December 31, 2012, the balances of funds provided by Chan and certain accrued compensation for services rendered was $358,814. As of December 31, 2013, the amounts owed to Mr. Chan have been repaid in full.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. As of December 31, 2013, the amount owed to Tianjin Leimone was $2,283,922. This balance is the result of a transfer from Tianjin Leimone of $10,719,532 (RMB 66,400,000) for Jiangsu Leimone to inject as capital into its discontinued operation TCB Digital. The transfer of funds from Tianjin exceeded the then outstanding balance of $8,435,610 owed by Tianjin Leimone; therefore, the remaining balance is a net due to Tianjin Leimone.

The balance owed to Beijing Lemone Shengtong Cultural Development Co, Ltd ("Beijing Shentong"), a company owned and controlled by Gu, arose in the normal course of business, as certain corporate staff expenses in Beijing were paid by Beijing Shentong on behalf of the Company.

The balance owed as of December 31, 2013 of $2 million was for a promissory note issued to Portables Unlimited, Inc. The Company defaulted on this loan and forfeited its ownership in Portables. See Note 1 in the accompanying financial statements for details.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. Therefore, any material financial transaction between Zoom and any related person would need to be approved by our Audit Committee prior to us entering into such transaction. Notwithstanding the foregoing, related party transactions made by Gold Lion prior to September 22, 2009, the date that Zoom acquired Gold Lion via share exchange, were not approved by our audit committee. The audit committee did not approve any of the related party transactions above with Beijing Leimone, Shenzhen Leimone, Tianjin Leimone, and SpreadZoom were carried out strictly on the authority of the Chief Executive Officer.

Board Independence

The Board has reviewed the qualifications of Messrs. Lo, Shan, Lo, and Ms. Geffner and has determined that each individual is "independent" as such term is defined under the current listing standards of the Nasdaq Stock Market. In addition, each member of the Audit Committee is independent as required under Section 10A (m) (3) of the Securities Exchange Act of 1934, as amended.  Messrs. Lo, Shan, and Ms. Geffner are the members of each of the Audit Committee and the Compensation Committee.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees for audit services and for other services billed by Zoom's principal accountants and independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP ("Marcum BP"), for fiscal years 2013 and 2012, respectively.

FEE CATEGORY	Marcum BP, LLP 2013	Marcum BP, LLP 2012
Audit fees(1)	$278,215	$320,000
Audit-related fees(2)
Tax fees(3)
All other fees(4)
Total fees	$278,215	$320,000

_________

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

(4)

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES *

(a)		Financial Statements, Schedules and Exhibits:

	(1),(2)	The consolidated financial statements and required schedules are indexed on page F- 1.

	(3)	Exhibits required by the Exhibit Table of Item 601 of SEC Regulation S-K. (Exhibit numbers refer to numbers in the Exhibit Table of Item 601.)

	2.1	Share Exchange Agreement dated January 28, 2009 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on February 3, 2009 and incorporated by reference herein).

2.2

Amendment to Share Exchange Agreement by and among Zoom, ZTI, Gu, Du, Gold Lion and TCB Digital dated May 12, 2009 (filed as Annex A-1 of the Company's Preliminary Proxy Statement on Schedule 14C on May 13, 2009 and incorporated by reference herein).

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 4, 2002 ). *

	3.2	Certificate of Amendment to Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 12, 2008 and incorporated by reference herein).

	3.3	By-Laws of Zoom Technologies, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8- K filed on August 12, 2008 and incorporated by reference herein). *

	4.1	Form of Series A Warrant (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on October 21, 2009 and incorporated by reference herein).

	4.2	Form of Series B Warrant (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on October 21, 2009 and incorporated by reference herein).

	4.3	Form of Series C Warrant (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on October 21, 2009 and incorporated by reference herein).

	4.4	Form of Series D Warrant (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on October 21, 2009 and incorporated by reference herein).

	4.5	Form of Series E Warrant (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on October 21, 2009 and incorporated by reference herein).

	4.6	Form of Series G Warrant (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 17, 2010 and incorporated by reference herein).

10.1

Securities Purchase Agreement, dated October 15, 2009, between the Company and certain accredited investors (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 21, 2009 and incorporated by reference herein).

10.2

Share Exchange Agreement, dated April 28, 2010, by and among the Company and Silver Tech Enterprises Limited, Ever Elite Corporation Ltd., Nollec Wireless Company, Ltd., Key Network Holdings, Ltd. and Better Day Finance, Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 30, 2010 and incorporated by reference herein).

10.3

Securities Purchase Agreement, dated November 15, 2010, between the Company and certain accredited investors (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 17, 2010 and incorporated by reference herein).

10.4

Securities Purchase Agreement, dated October 12, 2011, between the Company and Portables Unlimited LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 18, 2011 and incorporated by reference herein).

10.5

Securities Purchase Agreement, dated October 18, 2011, between the Company and Spreadtrum Communications, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2011 on November 15, 2011 and incorporated by reference herein).

10.6

Order Approving Stipulation for Settlement of Claim by the Circuit Court of the Eleventh District in Miami-Dade County, Florida (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 7, 2011 and incorporated by reference herein).

10.7

Share Purchase Agreement, dated December 31, 2012, between the Company and BZCC (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on April 15, 2013 and incorporated by reference herein),

10.8*	Share Purchase Agreement Supplemental Agreement, dated December 30, 2013, between the Company and BZCC.

10.8*	Assignment Agreement, dated December 30, 2013, by and among the Company, BZCC and Tianjin Huatianli Trading Co., Ltd.

10.9

Letter of Intent, dated January 13, 2014, by and between Zoom Technologies, Inc. and Tinho Union Holding Group (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2014 and incorporated by reference herein).

21.1*	List of Subsidiaries

23.2*	Consent of Marcum Bernstein & Pinchuk LLP

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: May 23, 2013	By:	/s/ Lei (Leo) Gu
Lei Gu Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei (Leo) Gu	Chief Executive Officer	May 23, 2014
Lei Gu	and Chairman

/s/ Patrick Wong	Chief Financial Officer and Director	May 23, 2014
Patrick Wong	(Principal Financial and Principal Accounting Officer)
/s/ Augustine Lo	Director	May 23, 2014
Augustine Lo

/s/ Chang Shan	Director	May 23, 2014
Chang Shan

/s/ Chin Hung (James) Lo	Director	May 23, 2014
Chin Hung (James) Lo

/s/ Xinyue Jasmine Geffner Xinyue Jasmine Geffner	Director	May 23, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Zoom Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Zoom Technologies, Inc. Affiliates and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoom Technologies, Inc. Affiliates and Subsidiaries, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 22, the accompanying 2012 consolidated financial statements have been restated.

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP
New York, New York
May 23, 2014