Form 10-Q
period 2014-03-31
ZOOM TECHNOLOGIES INC
filed 2014-06-16
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014

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
Sanlitun SOHO, Building B, 19th Floor
No.8 Workers Stadium North Road
Chaoyang District, Beijing, China 100027

U.S. office:
c/o Ellenoff Grossman & Schole LLP
1345 Avenue of Americas
New York, NY 10105
 (Address of principal executive offices including zip code)

(212) 370-1300
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
YES    ☐        NO    ☒

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
YES    ☐        NO    ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of common stock, par value $0.01, outstanding as of June 16, 2014 is 3,008,569.

Zoom Technologies, Inc.
Affiliates and Subsidiaries

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$4,694,290	$36,735
Restricted cash	8,463,136	19,632,865
Short-term investments	11,011,376	-
Other receivables and prepaid expenses	496,816	614,403
Due from related parties	9,530,697	9,358,033
Current assets of discontinued operations, held for sale	125,768,265	127,409,901
Total current assets	159,964,580	157,051,937

Plant and equipment	-	-
Intangible assets	349,600	349,600
Long-term investments	10,503,972	10,880,977
TOTAL ASSETS	$170,818,152	$168,282,514

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$3,113,830	$3,158,587
Notes payable	350,937	350,937
Accrued expenses and other payables	928,087	866,367
Purchase deposit from buyer	13,109,118	8,240,490
Taxes payable	22,315	21,860
Due to related parties	3,342,294	3,449,922
Warrant liability	-	377
Current liabilities of discontinued operations	137,275,200	139,109,499
Total current liabilities	158,141,781	155,198,039

Long-term loans	1,248,023	1,352,103
TOTAL LIABILITIES	159,389,804	156,550,142

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock: authorized 1,000,000 shares, par value $0.01 none issued and outstanding	-	-
Common stock: authorized 60,000,000 shares, par value $0.01, 3,008,737 shares issued
and 3,008,569 shares outstanding at March 31, 2014 and December 31, 2013.	30,087	30,087
Treasury shares: 168 shares at cost	(7,322)	(7,322)
Additional paid-in capital	53,699,157	53,699,157
Statutory surplus reserve	727,822	727,822
Accumulated other comprehensive income	1,035,740	817,365
Accumulated deficit	(43,471,300)	(42,985,768)
TOTAL STOCKHOLDERS' EQUITY	12,014,184	12,281,341
Non-controlling interest	(585,836)	(548,969)
TOTAL EQUITY	11,428,348	11,732,372

TOTAL LIABILITIES AND EQUITY	$170,818,152	$168,282,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013
		(RESTATED)
Net revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Selling, general, and administrative expenses	414,785	654,150

Loss from operations	(414,785)	(654,150)

Other income and (expenses)
Interest income	85	-
Interest expense	-	(73,911)
Change in fair value of warrants	-	(6,375)
Equity method net investment loss	(377,005)	(405,069)
Other expense, net	153,070	(63)
Other (expense) income, net	(223,850)	(485,418)

Loss before income taxes for continuing operations	(638,635)	(1,139,568)

Income taxes for continuing operations	1,529	2,250

Loss from continuing operations	(640,164)	(1,141,818)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	99,040	(358,568)
Loss on disposal, net tax	-	-
Income (loss) from discontinued operations	99,040	(358,568)

Net loss	$(541,124)	$(1,500,386)

less: Loss attributable to noncontrolling interest	(55,592)	(37,881)

Net loss attributable to Zoom Technologies, Inc.	$(485,532)	$(1,462,505)

Basic and diluted loss per common share from continuing operations:
Basic	$(0.21)	$(0.39)
Diluted	$(0.21)	$(0.39)

Basic and diluted loss per common share from discontinued operations:
Basic	$0.05	$(0.11)
Diluted	$0.05	$(0.11)

Basic and diluted loss per common share
Basic	$(0.16)	$(0.50)
Diluted	$(0.16)	$(0.50)

Weighted average common shares outstanding:
Basic	3,008,569	2,946,795
Diluted	3,008,569	2,946,795

Amounts attributable to Zoom Technologies, Inc. common shareholders
Loss from continuing operations	(640,164)	(1,141,818)
Income (loss) from discontinued operations	154,632	(320,687)
Net loss attributable to Zoom Technologies, Inc.	$(485,532)	$(1,462,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013
		(Restated)
Net loss attributable to Zoom Technologies, Inc.	$(485,532)	$(1,462,505)
Net loss attributable to noncontrolling interest	$(55,592)	$(37,881)

Other comprehensive income:
Foreign currency translation gain - Zoom Technologies, Inc.	218,375	331,873
Foreign currency translation gain - noncontrolling interest	18,725	82,968

Comprehensive loss Zoom Technologies, Inc.	$(267,157)	$(1,130,632)
Comprehensive (loss) income noncontrolling interest	$(36,867)	$45,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(RESTATED)

								Accumulated
						Additional	Statutory	other
	Preferred stock		Common stock		Treasury	paid in	surplus	comprehensive	Retained		Noncontrolling
	Shares	Amount	Shares	Amount	stock	capital	reserve	income	earnings	Total	interest
Balance December 31, 2012 (Restated)	-	$-	2,932,137	$29,321	$(7,322)	$52,083,153	$702,539	$4,058,657	$(4,098,798)	$52,767,550	$3,000,849
Foreign currency translation								(3,241,292)		(3,241,292)	(356,630)
Shares issued to directors and consultants			76,600	766		1,480,286				1,481,052
Stock option expense						135,718				135,718
Appropriations to statutory surplus reserves							25,283		(25,283)	-
Capital Injection by Tongguang Group										-	2,679,883
Dividends paid										-	(1,079,061)
Net loss									(38,861,687)	(38,861,687)	(4,794,010)
Balance December 31, 2013	-	$-	3,008,737	$30,087	$(7,322)	$53,699,157	$727,822	$817,365	$(42,985,768)	$12,281,341	$(548,969)

Balance December 31, 2013	-	$-	3,008,737	$30,087	$(7,322)	$53,699,157	$727,822	$817,365	$(42,985,768)	$12,281,341	$(548,969)
Foreign currency translation								218,375		218,375	18,725
Appropriations to statutory surplus reserves										-
Net loss									(485,532)	(485,532)	(55,592)
Balance March 31, 2014	-	$-	3,008,737	$30,087	$(7,322)	$53,699,157	$727,822	$1,035,740	$(43,471,300)	$12,014,184	$(585,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013
		(RESTATED)
Cash flows from operating activities:
Net loss	$(541,124)	$(1,500,386)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation and amortization	213,710	275,400
Non-cash equity-based compensation	-	193,844
Provision on accounts receivable	10,330	(2,111)
Gain on extinguishment of debt	(148,837)	-
Loss on equity method investment	377,005	405,069
Fair value adjustment on warrants	(377)	6,375
Changes in operating assets and liabilities:
Accounts receivable	2,989,369	789,812
Inventories	(1,194,196)	(933,036)
Advances to suppliers	(133,482)	(969,778)
Other receivables and prepaid expenses	2,029,684	7,519
Accounts payable	(2,171,632)	(4,634,216)
Advance from customers	177,726	899,184
Related parties-net	17,266	125,721
Accrued expenses and other current liabilities	4,519,339	(18,163,053)
Net cash provided by (used in) operating activities	6,144,781	(23,499,656)

Cash flows from investing activities:
Restricted cash	8,058,081	(4,363,017)
Purchase of property and equipment and other long-term assets	(61,451)	(70,575)
Proceeds from collection on notes receivable	669,210	-
Increase in notes receivable	-	(1,229,598)
Net cash provided by (used in) investing activities	8,665,840	(5,663,190)

Cash flows from financing activities:
Proceeds from loans	-	4,302,620
Repayment of loans	(3,842,632)	-
Proceeds from issuances of notes	8,088,434	25,075,290
Repayment of notes payable	(20,694,617)	-
Receipt from related parties	18,170,350	1,042,937
Repayment on borrowings from related parties	(5,657,793)	-
Net cash (used in) provided by financing activities	(3,936,258)	30,420,847

Effect of exchange rate changes on cash & equivalents	(102,049)	39,233

Net increase in cash and equivalents	10,772,314	1,297,234

Cash and equivalents, beginning of period	2,885,594	3,233,867
Cash and equivalents from continuing components	36,735	8,351
Cash and equivalents from discontinued components	2,848,859	3,225,516

Cash and equivalents, end of period	$13,657,908	$4,531,101
Cash and equivalents from continuing components	4,694,290	8,730
Cash and equivalents from discontinued components	8,963,618	4,522,371

SUPPLEMENTARY DISCLOSURES:
Interest paid	$-	$(73,911)
Income tax paid	$1,529	$2,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOOM TECHNOLOGIES, INC., AFFILIATES & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

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

As of July 15, 2013, the Company was in default of the promissory note for $2,000,000 owed to Portables Unlimited, Inc. The promissory note was collateralized by the Company's ownership percentage in Portables. As of the date of this report, the Company was not able to recover its investment. As a result, Zoom ceased to have a an equity interest in Portables and did not retain an investment in it on the date of default, July 15, 2013, accordingly, the Company recognized a loss which includes a complete write off of its investment in Portables. The Company recorded a loss on disposal of approximately $11.5 million related to its write-off of Portables.

Dispositions

On December 31, 2012, Zoom Technologies, Inc. ("Zoom" or the "Company") entered into a Share Purchase Agreement (the "SPA") with Beijing Zhumu Culture Communication Company, Ltd. ("BZCC"), a PRC company that provides services to the telecommunication industry. Pursuant to the SPA, the Company agreed to sell (the "Subsidiary Sale") to the Purchaser all the equity interests the Company holds in its China based subsidiaries (except for SpreadZoom Technologies Co., Ltd. ("SpreadZoom") as mentioned below), which include 100% of the outstanding equity interest of Ever Elite Corporation Limited, an intermediary holding company incorporated in Hong Kong, and its wholly owned subsidiary, Nollec, 80% of the outstanding equity interest of TCB Digital, 100% of the outstanding equity interest of Profit Harvest Corporation, Ltd. ("Profit Harvest"), and 100% of the outstanding equity interest of Celestial Digital Entertainment, Ltd. ("CDE"). As consideration for the Subsidiary Sale, the Purchaser agreed to pay to the Company RMB 200 million (approximately US$31.7 million) (the "Purchase Price"), subject to adjustment pending an appraisal by an independent third party appraiser. The Company on October 24, 2012 received approximately $12.6 million (RMB 80 million) less bank charges; the Company on November 5, 2012, received $19.1 million (RMB 120 million) less transaction fees and bank charges. As of the date of this report, the Purchaser has remitted the entire amount of RMB 200 million to the Company, of which RMB120 million was initially held in escrow pending the closing of the Subsidiary Sale. Of this amount, a portion of the funds, approximately RMB 80 million, has been released to the Company to use; accordingly, in the normal course of business, the Company deployed those funds to SpreadZoom and Tianjin Leimone as detailed in "Note 11 - Related Party Transactions". The RMB 80 million released from escrow was a negotiated amount between the Company and the Purchaser. On December 30, 2013, BZCC assigned its purchase right to TCB Digital to Tianjin Huatianli Trading Co., Ltd. ("Huatianli"). On December 30, 2013, the Company consented to the assignment between BZCC and Huatianli and agreed to amend the SPA to reflect the change. In connection with the assignment, RMB120 million, representing the balance of the Purchase Price that was being held in escrow pending the closing of all of the sales under the SPA, was agreed upon to be released within 10 business days to a Company-designated bank account. Of that amount, approximately RMB 68 million was available for the Company's immediate use, and approximately RMB52 million, representing the purchase price for TCB Digital, was be monitored by Huatianli until the closing of the TCB Digital sale. As of the date of this report the RMB 120 million is held in a wealth management account at New Times Trust Holding Co., Ltd. The Company's Chief Executive Officer has unencumbered sole signing and dispositive rights to that account. As of May 16, 2014, the Company has received payment in full from Huatianli for the sale of TCB Digital and the Company has completed the transfer of Jiangsu Leimone's ownership interest in TCB Digital to Huatianli. Since the Company received payment separately from Huantianli for RMB 52 million, the Company is obligated to repay RMB 52 million to BZCC from the RMB 120 million held in the wealth management account.

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

As of May 31, 2014, the Company's board of directors decided that it would explore the sale of SpreadZoom; Huatianli, the buyer of TCB Digital has expressed interest in buying the SpreadZoom but has not given a formal offer with a price that is acceptable to the Company; however, subsequent to March 31, 2014, Huatianli made a deposit of RMB 2 million with the Company indicating its intent to purchase. The Company is currently awaiting an evaluation report to be issued by a third party appraisal firm to determine an appropriate sales price.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company's accompanying condensed consolidated balance sheet at March 31, 2014 includes the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its wholly owned subsidiary, Zoom Sub. The Company's consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone which has been classified as discontinued operations held for sale.

The Company's accompanying condensed consolidated balance sheet at December 31, 2013 includes the accounts of Gold Lion Holding Ltd and its wholly owned subsidiary Jiangsu Leimone, its 100%-owned subsidiary Silver Tech, and its wholly owned subsidiary, Zoom Sub. The Company's consolidated balance sheet also included the accounts of TCB Digital for which the Company owns 80% indirectly held through Jiangsu Leimone which has been classified as discontinued operations held for sale.

The Company's condensed consolidated results of operations for the three months ended March 31, 2014 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, Zoom Sub.; results of operations from TCB Digital have been presented as discontinued operations.

The Company's condensed consolidated results of operations for the three months ended March 31, 2013 from continuing operations included the results of Gold Lion, Silver Tech, Jiangsu Leimone, and Zoom Sub (as restated); results of operations from Ever Elite, Nollec Wireless, and TCB Digital have been presented as discontinued operations.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The functional currency of the Company's continuing operation Jiangsu Leimone and its equity investment SpreadZoom is the Chinese Renminbi ("RMB"). The functional currency of the Company's continuing operation, Zoom Sub is United States Dollars ("USD" or "$"). The functional currency of the Company's discontinued operations, TCB Digital and Nollec is the RMB. The functional currency of the Company's discontinued operations Ever Elite and CDE is Hong Kong Dollars ("HKD"). The accompanying consolidated financial statements are translated and presented in the reporting currency of USD. The functional currency of the Company's equity method investment, Portables, is the USD.

The interim condensed consolidated financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). Refer to "Note 18 - Equity Method Investments" for details.

The Company revised its accounting for Portables Unlimited, LLC. Previously, the Company accounted for the investment as a subsidiary under the consolidation method of accounting; as of the date of this report, Company retroactively changed its method of accounting for Portables to the equity method. Previously reported net income/(loss) attributable to the Company were unchanged; however, the consolidated balance sheet at December 31, 2012 no longer includes all of the assets and liabilities of Portables. As of December 31, 2013, Portables was no longer an investment of the Company. The results of operations of Portables for the three months ended March 31, 2013 were presented using the consolidation method of accounting; those results have been restated and disclosed using the equity method of accounting under the line item "equity method net investment loss" under "Other income and (expenses)". As disclosed above the Company completely wrote off the investment on July 15, 2013, recording a loss of approximately $11.5 million. At December 31, 2012, the Company was a joint borrower on a $3 million line of credit provided by M&T Bank. This line was refinanced in February of 2013 to be reduced to $2.5 million; concurrently, the Company and Portables co-borrow $2.5 million in a term note from M&T Bank. Both the line of credit and term note were accounted for as an increase to the investment amount when Portables was still owned by the Company. The investment was written off in July of 2013; however, at December 31, 2013, the maximum value of the line of credit of $2.5 million and the amortized balance of the term note are carried as liabilities on the Company's consolidated balance sheets. On May 20, 2014, Portables and M&T Banks released the Company from the obligation of repaying the line of credit and term note. Refer to "Note 9 - Short Term Loans" for further details.

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

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. There have not been material amounts of capitalized interest for the three months ended March 31, 2014 and 2013.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company last performed annual reviews of its long-lived assets at December 31, 2013.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2013 and 2012. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination as of March 31, 2014.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2014 and December 31, 2013 are as follows:

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4,694,290	$4,694,290	$-	$-
Restricted cash	$8,463,136	$8,463,136	$-	$-
Short-term investments	$11,011,376	$11,011,376	$-	$-
Warrants	$-	$-	$-	$-

			Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$36,735	$36,735	$-	$-
Restricted cash	$19,632,865	$19,632,865	$-	$-
Short-term investments	$-	$-	$-	$-
Warrants	$377	$-	$377	$-

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and trade and bills receivables. As of March 31, 2014 and December 31, 2013, substantially all of the Company's cash and equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade and notes receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

The following table summarizes goodwill as of March 31, 2014 and December 31, 2013 resulting from the acquisitions of Jiangsu Leimone, and Silver Tech:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Jiangsu Leimone	$103,057	$103,057
Silver Tech	8,395,840	8,395,840
Total	8,498,897	8,498,897
Less: Impairment	(8,498,897)	(8,498,897)
Total goodwill	$-	$-

The Company reviews the carrying value of the goodwill for impairment regularly.

NOTE 4 - RESTRICTED CASH

Restricted cash was part of the funds deposited with the Company for sale to BZCC of Profit Harvest, CDE, Ever Elite, Nollec, and TCB Digital. BZCC has assigned its rights to purchase TCB Digital to Huatianli. The funds become unrestricted upon closing of the disposition transaction.

NOTE 5 - SHORT-TERM INVESTMENT

A portion of the funds received by the Company for the sale of Profit Harvest, CDE, Ever Elite, Nollec, and TCB Digital was deposited in a wealth management account. The funds were previously classified as restricted; however, they are no longer encumbered. Accordingly, the have been classified as a short term investment.

NOTE 6 - OTHER RECEIVABLES AND PREPAID EXPENSES

As of March 31, 2014 and December 31, 2013, the Company's other receivables and prepaid expenses consisted of a balance of $496,816, which includes $472,042 of receivables owed to the Company by Profit Harvest that arose in the normal course of business where the Company paid for expenses and professional fees on behalf of Profit Harvest. Profit Harvest was previously a subsidiary of the Company. At December 31, 2013, there was $614,403 in receivables owed by Profit Harvest arising in the normal course of business as described above. In 2012, Profit Harvest was sold to Beijing Zhumu Culture Communication Company, Ltd. These amounts are expected to be recovered by the Company. The Company has continued to collect outstanding balances from Profit Harvest subsequent to December 31, 2013; accordingly, the Company has determined the amounts are fully recoverable and no allowance has been provided.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2014 and December 31, 2013 consisted of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2014	2013
		(Unaudited)
Machinery and equipment	4-6 years	$1,121,444	$1,130,554
Electronic equipment	4-6 years	91,670	92,415
Transportation equipment	4-6 years	51,384	51,801
Computer equipment	4-6 years	1,164	1,173
Office equipment	4-6 years	20,637	20,805
Total		1,286,299	1,296,748
less:Accumulated depreciation		(1,286,299)	(1,296,748)
Property, plant and equipment, net		$-	$-

Depreciation expense for the three months ended March 31, 2014 and 2013 was $0 and $0, respectively. The Company recorded $213,710 and $275,400 of depreciation in discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 - INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the Company's intangible assets were summarized as follows:

	Estimated	March 31,	December 31,
	Useful Life	2014	2013
		(Unaudited)
Domain name, logo and trade mark	Indefinite	$349,600	$349,600
less: Accumulated amortization		-	-
Intangible assets, net		$349,600	$349,600

Intangible assets are stated at cost less accumulated amortization. The Company acquired the domain name "zoom.com" and related logo and trade name for 80,000 shares of common stock valued $349,600 as of the date of purchase. The domain name, logo and trademark have indefinite lives and no amortization was recorded for the three months ended March 31, 2014 and 2013.

NOTE 9 - SHORT-TERM LOANS

In 2012, the Company and Portables entered into a line of credit with M&T Bank for $3.0 million. At December 31, 2012 the loan balance which was classified as short term loan, was $2,994,999. The line was collateralized by real property, a certificate of deposit, and guarantees of Portables Unlimited, Inc. (the 49.9% owner of Portables). The interest rate was 1 month LIBOR plus 3.00%. The maturity date of the line of credit is March 26, 2015. In February of 2013, the line of credit was refinanced to a maximum borrowing amount of $2.5 million. At March 31, 2014 and December 31, 2013 the Company accrued an amount due on the line of credit for $2.5 million. On May 20, 2014, the Company was released by M&T Bank as co-borrower for the line of credit. The Company will recognize a gain in the second quarter of 2014 for $2.5 million reflecting the release.

In February of 2013 the Company and Portables jointly entered into a term loan with M&T Bank for $2,500,000 million that matures in February of 2017. The balance of the note fully amortizes via monthly principal and interest payments up through the maturity of the note. The note carries an interest of 1 month LIBOR plus 3.50%. At March 31, 2014, Portables had repaid $638,147 in principal; the outstanding balance of the note was $1,861,853. The Company accounted for the outstanding balance of $1,861,853 with $613,830 as short term, and the remainder of $1,248,023 as long term. On May 20, 2014, the Company was released by M&T Bank as co-borrower for the term note. The Company will recognize a gain in the second quarter of 2014 for $1,861,853 million reflecting the release.

NOTE 10 - NOTES PAYABLE

As of March 31, 2014 and December 31, 2013, the Company's notes payable consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Former Executives of Nollec	$145,000	$145,000
The Cellular Network Communications Group, Inc.	205,937	205,937
Total	$350,937	$350,937

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

As of March 31, 2014, and for the three months then ended, the Company has not made any payments on these outstanding notes and they are considered in default.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of March 31, 2014 and December 31, 2013, the amounts due from related parties were:

	March 31,	December 31,
Due from related parties	2014	2013
	(Unaudited)
Beijing Leimone Shengtong Wireless Technology Co., Ltd.	$-	$17,997
Shenzhen Leimone	280,303	293,998
Spreadzoom	9,250,394	9,046,038
Total due from related parties	$9,530,697	$9,358,033

Beijing Leimone Shengtong Wireless Technology Co., Ltd. ("Beijing Leimone") was founded by Gu, the largest shareholder of the Company. Beijing Leimone borrowed money from the Company. The borrowings bore no interest and had a maturity of 12 months. The balances are neither collateralized nor personally guaranteed by Gu. The balance has been repaid in full.

Shenzhen Leimone Company, Ltd., formed by individuals including our Chairman, Mr. Gu, is set up with the intention of providing manufacturing services to our Company particularly for exports. As of March 31, 2014 and December 31, 2013, $208,303 and $293,998 of loans made to Shenzhen Leimone to be used for setup costs were still outstanding. The balance is expected to be repaid in full.

The balance due from SpreadZoom represents an advance to SpreadZoom for it to purchase components to manufacture handsets in the normal course of business. The advance bears no interest, and is uncollateralized. If the Company is able to successfully complete a sale of SpreadZoom, the Company expects to be repaid these advances.

Due to related parties

As of March 31, 2014 and December 31, 2013, the amounts due to related parties were:

	March 31,	December 31,
Due to related parties	2014	2013
	(Unaudited)
Mr. Lei Gu	$1,063,500	$1,063,500
Leimone (Tianjin) Industrial Co., Ltd.	2,176,294	2,283,922
Beijing Leimone Shengtong Cultural Development Co., Ltd.	102,500	102,500
Total due to related parties	$3,342,294	$3,449,922

Mr. Gu provided funds to the Company with no interest and are due on demand. As of March 31, 2014 and December 31, 2013, the balances of funds provided by Gu was $1,063,500.

Leimone (Tianjin) Industrial Co., Ltd. ("Tianjin Leimone") was controlled by Gu, the largest shareholder of the Company. As of December 31, 2013, the amount owed to Tianjin Leimone was $2,283,922. This balance is the result of a transfer from Tianjin Leimone of $10,719,532 (RMB 66,400,000) for Jiangsu Leimone to inject as capital into its discontinued operation TCB Digital. The transfer of funds from Tianjin exceeded the then outstanding balance of $8,435,610 owed by Tianjin Leimone; therefore, the remaining balance is a net due to Tianjin Leimone. The balance due to Tianjin Leimone of $2,283,922 at December 31, 2013 was reduced to $2,176,294 at March 31, 2014.

The balance owed to Beijing Lemone Shengtong Cultural Development Co, Ltd ("Beijing Shentong") arose in the normal course of business, as certain corporate staff expenses in Beijing were paid by Beijing Shentong on behalf of the Company.

NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK

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

The Company has not issued or accrued any stock based compensation for the three months ended March 31, 2014.

NOTE 13 - WARRANTS

The Company granted Series A, B, C, D and E warrants to the accredited investors as part of its private placement offering on October 16, 2009 and November 18, 2009.

Following is the brief description of warrants:

Series A Warrants: The Series A warrants had an exercise price of $60.00 and a term of 5 years from the issue date subject to the Exchange Cap (as defined in the agreement).

Series B Warrants: The Series B warrants had an exercise price of $0.10 and a term of three (3) months from the issue date provided, however, that such date shall be extended indefinitely if the warrant cannot be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement) until the warrant can be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). All B Warrants were exercised in December 2009.

Series C Warrants: The Series C warrants are exercisable only upon the exercise of the Series B warrants. The Series C warrants had an exercise price of $60.00 and a term of 5 years from the issue date.

Series D Warrants: The Series D warrants were exercisable if the Company failed to meet certain performance criteria for the year 2009. The Series D warrant had an exercise price of $0.10 and a term of exercise equal to three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date would be extended indefinitely if the warrant could not be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap (as defined in the agreement) until the warrant can be exercised in full by the holder without breaching the Beneficial Ownership Limitation (as defined in the agreement) or the Exchange Cap Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2009 exceeding the eligibility threshold pursuant to the agreement, the Series D Warrants became ineligible for exercise.

Series E Warrants: The Series E warrants were exercisable if the Company fails to meet certain performance criteria for the year 2010. The Series E warrants had an exercise price of $0.10 and a term of three (3) months from the date the Maximum Eligibility Date (as defined in the agreement); provided, however, that such date would be extended indefinitely if the warrant could not be exercised due to the Beneficial Ownership Limitation (as defined in the agreement) until the Warrant could be exercised in full by the holder thereof without breaching the Beneficial Ownership Limitation (as defined in the agreement). Due to the Net Income of Zoom as reported in the Company's annual report for the year 2010 exceeding the eligibility threshold pursuant to the agreement, the Series E Warrants became ineligible for exercise.

The Company granted on May 6, 2010, Series F warrants to the above investors for their temporary forfeiture of their right to participate in the Company's future financings.

Series F Warrants: The Series F warrants had an exercise price of $60.00 and a term of 5 years from the issue date. The Company issued 37,500 Series F warrants to investors who participated in private placement transaction pursuant to the Securities Purchase Agreement dated October 15, 2009, to temporarily waive their right for a period of eight months to participate in a future offering of the Company. The investors originally have a period of twenty-four months ("Rights Period") in which they have the right to participate, and for providing a temporary waiver, an eight-month duration is added to the original expiration of the Rights Period.

The Company granted Series G warrants to the accredited investors as part of its private placement offering on November 15, 2010.

Series G Warrants: The Series G warrants have an exercise price of $47.10 and a term of 5 years from the issue date.

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

The following summary represents warrants activity during the three months ended March 31, 2014:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Warrants	Price	Value
Balance, December 31, 2013	863,860	$23.00	$-
Granted
Lapsed
Exercised
Cancelled
Balance, March 31, 2014	863,860	$23.00	$-

The following presents a warrants summary as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants	863,860	0.84 years	$23.00	863,860	$23.00

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

NOTE 14 - STOCK OPTIONS

The 2009 Equity Incentive Compensation Plan

The following summary represents options activity during the three months ended March 31, 2014 under the New Plan.

		Weighted-
	Under	Average	Aggregate
	New	Exercise	Intrinsic
	Plan	Price	Value
Balance, December 31, 2013	199,125	$12.58	$-
Granted	-
Lapsed	(61,400)	37.50	-
Exercised
Cancelled	-	-	-
Balance, March 31, 2014	137,725	$11.39	$-

The following represents options summary as of March 31, 2014 under the New Plan.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options	137,725	2.80 years	$11.39	137,725	$11.39

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

As a result, of the issuances in February and November of 2013 of 10,000 and 55,000 shares respectively, the total options issued during 2013 were 65,000.

The Company did not record any non-cash stock compensation expense for the three months ended March 31, 2014.

NOTE 15 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Zoom Technologies Inc., the parent company was incorporated in the U.S. and has net operating losses ("NOL") for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. Zoom has NOL carry forwards for income taxes of approximately $4.29 million and $4.04 million at March 31, 2014 and December 31, 2013, which may be available to reduce future years' taxable income. Management believes the realization of benefits from these losses remains uncertain due to Zoom's limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

The discontinued operations of TCB Digital and Nollec, and the continuing operation of Jiangsu Leimone are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Jiangsu Leimone is exempt from income tax in PRC for two years starting from the first profitable year or the year 2008, whichever is earlier, and is subject to a 50% exemption on normal income tax rate for the following three years. 2012 was the last year that Jiangsu Leimone was afforded the 50% exemption from PRC income taxes.

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

Portables is governed by the Income Tax Law of United States; however, because Portables is a pass through entity for tax purposes, tax liabilities are the responsibility of its members. Therefore, Zoom Sub, which is responsible to report and make payments on its portion of income generated by Portables was subject to a maximum graduated statutory tax rate of 34%. In 2014, the Company no longer owns any interest in Portables; accordingly, it will not be subject to future income taxes generated from the results of operations from Portables on a go forward basis.

U.S. NOL carryforwards are only those arising after September 22, 2009, which was the date when a more-than-50% ownership change occurred.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Deferred tax assets:	(Unaudited)
Net operating loss	$1,458,834	$1,373,600
less: Valuation allowance	(1,458,834)	(1,373,600)
Total deferred tax assets	-	-

Deferred tax liabilities:	-	-
Deferred tax assets, net	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rates for the three months ended March 31, 2014 and 2013:

	For Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
		(Restated)
US statutory rates	34.00%	34.00%
Tax rate difference	-5.47%	-2.24%
Valuation allowance	-28.53%	-31.76%
State taxes	-0.24%	0.20%
Tax per financial statements	-0.24%	0.20%

NOTE 16 - STATUTORY RESERVES

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

As of March 31, 2014 and December 31, 2013, the Company's statutory surplus reserve was $727,822 and $727,822 respectively.

NOTE 17 - OPERATING RISK

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

NOTE 18 - EQUITY METHOD INVESTMENTS

On May 10, 2012, the Company along with Spreadtrum Communications (Tianjin) Co., Ltd, Tianjin Baoshui District Investment Co, Ltd, and Han & Qin International (BVI) Limited invested in the joint venture SpreadZoom Technologies, Inc ("SpreadZoom"). SpreadZoom is domiciled in Tianjin, China with a registered capital of $47,352,700 (RMB 300,000,000). As of June 30, 2012, $17,520,500 (RMB 111,000,000) in capital had been contributed to SpreadZoom; the Company contributed $12,342,542 (RMB 78,000,000). The Company had committed to invest an additional $10,117,700 (RMB 64,100,000) in SpreadZoom. Management and control of the business have not been fully determined. The Company has used the equity method to account for its investment in SpreadZoom and has recorded a loss from investment of $377,005 and $ 252,588 for the three months ended March 31, 2014 and 2013, respectively. The Company is contemplating disposing of SpreadZoom. Refer to "Note 1 - Organization and Nature of Business Operations: Dispositions" for further details.

Changes in Equity Method Investments
	Portables	SpreadZoom	Total
Balance December 31, 2012 (Restated)	$11,846,018	$11,912,956	$23,758,974
Equity method investment loss	105,606	(377,005)	(271,399)
Increase in investment through co-borrowing on bank term note	2,500,000	-	2,500,000
Reduction in investment through repayment of line of credit	(500,000)	-	(500,000)
Reduction from repayment on bank term note	(489,310)	-	(489,310)
Gain from default of promisssry note leading for fofeiture of ownership	(2,000,000)	-	(2,000,000)
Loss on disposal	(11,462,314)	-	(11,462,314)
Balance December 31, 2013	$-	$11,535,951	$11,535,951

Balance December 31, 2013	$-	$11,535,951	$11,535,951
Equity method investment loss	-	(377,005)	(377,005)
Balance March 31, 2014	$-	$11,158,946	$11,158,946

	March 31,	December 31,
	2014	2013
Financial Position of SpreadZoom	(Unaudited)
Current assets	$24,227,267	$17,811,982
Non-current assets	6,670,406	6,558,367
Total assets	30,897,673	24,370,349

Current liabilities	16,797,399	9,353,001
Non-current liabilities	-	-
Total liabilities	16,797,399	9,353,001

Net asset value	$14,100,274	$15,017,348

	For Three Months Ended
Results of Operations of SpreadZoom	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net revenues	$12,074,348	$18,106,466
Cost of goods sold	12,276,854	17,923,971
Gross profit	(202,506)	182,495

Operating expenses	593,525	715,903

Operating loss	(796,031)	(533,408)

Other income (expenses), net	159	185

Income (loss) before taxes	(795,872)	(533,223)

less: Provision for income taxes	-	-

Net loss	$(795,872)	$(533,223)

Investment loss attributable to Zoom Technologies, Inc.	$(377,005)	$(252,588)

The Company accounted for its investment in Portables Unlimited, LLC using the equity method. The following are operating results of Portables for the three months ended March 31, 2013 (as restated).

For Three Months Ended
Results of Operations of Portables	March 31,
2013
(Unaudited)
(Restated)
Net revenues	$7,365,230
Cost of goods sold	5,893,746
Gross profit	1,471,484

Operating expenses	1,637,860

Operating loss	(166,376)

Other income (expenses), net	(137,978)

Income (loss) before taxes	(304,354)

less: Provision for income taxes	-

Net loss	$(304,354)

NOTE 19 - DISCONTINUED OPERATIONS

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

Results of Operations	Three Months Ended March 31,
	2014	2013

Net revenues	$56,298,303	$42,257,043
Cost of sales	54,275,799	40,241,554
Gross profit	2,022,504	2,015,489

Operating expenses	1,425,832	1,650,821
Operating income	596,672	364,668

Other income (expenses), net	(465,327)	(702,175)
(Loss) income before taxes from discontinued operations	131,345	(337,507)

less: Provision for income taxes	32,305	21,061

Income (loss) from discontinued operations, net of tax	$99,040	$(358,568)

Income (loss) from discontinued operations attributable to Zoom Technologies, Inc.	$154,632	$(320,687)

Basic and diluted (loss) income per common share from
discontinued operations:
Basic	$0.05	$(0.11)
Diluted	$0.05	$(0.11)

Financial Position	March 31,	December 31,
	2014	2013

Cash and equivalents	$8,963,618	$2,848,859
Restricted cash	72,010,257	80,658,355
Notes receivable	-	669,583
Accounts receivable, net	17,085,575	20,225,872
Inventories, net	19,846,379	18,809,671
Other receivables and prepaid expenses	147,143	2,061,687
Advance to suppliers	355,578	224,913
Due from related parties	5,818,141	204,509
Property, plant and equipment, net	1,472,004	1,636,316
Deferred tax assets, noncurrent	69,570	70,136
Total current assets	125,768,265	127,409,901

Total Assets of Discontinued Operations	$125,768,265	$127,409,901

Short-term loans	$34,404,972	$38,529,498
Notes payable	29,588,128	42,441,911
Accounts payable	40,342,706	42,843,584
Accrued expenses and other payables	866,404	19,643
Advances from customers	272,718	97,110
Taxes payable	(5,362,691)	(4,106,935)
Due to related parties	37,162,963	19,284,688
Total current liabilities	137,275,200	139,109,499

Total Liabilities of Discontinued Operations	137,275,200	139,109,499

Net (Liabilities) Assets of Discontinued Operations	$(11,506,935)	$(11,699,598)

NOTE 20 - SUBSEQUENT EVENT

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

On May 20, 2014, the Company received releases from M&T Bank for balances owed under both a line of credit and term note owed at March 31, 2014. As result of these releases, the liabilities will be written off as gains in the second quarter of 2014.

NOTE 21 - CORRECTION OF ERROR FOR ACCOUNTING OF PORTABLES UNLIMITED, LLC

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

The following tables show the previously reported amounts, the required adjustment and the currently restated amounts related to the Company's results of operations for three months ended March 31, 2013 (as restated).

	For the Three Months Ended March 31, 2013
	As Previously		As Currently
	Reported	Adjustment	Reported
			(Restated)
Net revenues	$7,365,230	$(7,365,230)	$-
Cost of sales	5,893,746	(5,893,746)	-
Gross profit	1,471,484	(1,471,484)	-

Total operating expenses	2,292,010	(1,637,860)	654,150

Loss from operations	(820,526)	166,376	(654,150)

Other (expense) income, net	(470,915)	(14,503)	(485,418)

Loss before income taxes for continuing operations	(1,291,441)	151,873	(1,139,568)

Income taxes for continuing operations	2,250	-	2,250

Loss from continuing operations	(1,293,691)	151,873	(1,141,818)

Discontinued Operations:
Loss from discontinued operations, net of tax	(358,568)	-	(358,568)
Loss on disposal, net tax	-	-	-
Loss from discontinued operations	(358,568)	-	(358,568)

Net loss	$(1,652,259)	$151,873	$(1,500,386)

less: Income (loss) attributable to noncontrolling interest	(189,754)	151,873	(37,881)

Net loss attributable to Zoom Technologies, Inc.	$(1,462,505)	$-	$(1,462,505)

Basic and diluted loss per common share
Basic	$(0.50)	$-	$(0.50)
Diluted	$(0.50)	$-	$(0.50)

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

On December 30, 2013, BZCC assigned its purchase right for TCB Digital to Tianjin Huatianli Trading Co., Ltd. ("Huatianli"). On December 30, 2013, the Company consented to the assignment between BZCC and Huatianli and agreed to amend the SPA to reflect the change. In connection with the assignment, the parties agreed that the RMB120 million, representing the balance of the Purchase Price that was being held in escrow pending the closing of all of the sales under the SPA, would be released to the Company on January 14, 2014. Of that amount, approximately RMB 68 million was available for the Company's immediate use, and approximately RMB52 million, representing the purchase price for TCB Digital, was be monitored by Huatianli until the closing of the TCB Digital sale. As of the date of this report the RMB 120 million is held in a wealth management account at New Times Trust Holding Co., Ltd. The Company's Chief Executive Officer has unencumbered sole signing and dispositive rights to that account. As of May 16, 2014, the Company has received payment in full from Huatianli for the sale of TCB Digital and the Company has completed the transfer of Jiangsu Leimone's ownership interest in TCB Digital to Huatianli. Since the Company received payment separately from Huantianli for RMB 52 million, the Company is obligated to repay RMB 52 million to BZCC from the RMB 120 million held in the wealth management account.

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

The Letter of Intent provides the parties with exclusivity until the earlier of: (i) June 30, 2014; (ii) the time that all parties agree in writing not to pursue the Tinho Acquisition; or (iii) execution of a definitive agreement; provided, that the Company shall be allowed to consider other acquisition proposals that may be superior to terms of the Tinho Acquisition. In the event that either Tinho or Zoom's board of directors fails to approve the Tinho Acquisition during the exclusivity period for reasons other than material breach of the Letter of Intent or the definitive agreement, dissatisfaction with the outcomes of due diligence, or failure of any closing conditions outside of a party's control, such party shall be subject to a break-up fee of

$2 million. However, Tinho shall not be subject to any break-up fee in the event that Zoom is no longer listed on the Nasdaq Capital Market ("Nasdaq") and Zoom is deemed by Nasdaq to be subject to Nasdaq's seasoning rules. With the exception of these exclusivity and break-up provisions, which are binding, the terms of the Letter of Intent are non-binding in nature. As of the date of this report, the Company has not concluded its due diligence on Tinho, and audit financial statements for Tinho for the years ended December 31, 2013, 2012, and 2011 have yet to be provided to the Company.

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

The Company is currently conducting due diligence on Tinho, and Tinho is conducting due diligence on the Company. Definitive agreements have yet to be completed or executed by either party.

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

As of July 15, 2013, the Company was in default of a promissory note for $2,000,000 owed to Portables Unlimited, Inc. The promissory note was collateralized by the Company's ownership percentage in Portables. The Company was not been able to cure its default, and the Company determined it was not able to recover its investment, and forfeited its ownership interest. Accordingly, the Company recognized a loss of approximately $16.3 million during the year ended December 31, 2013 which includes a complete write off of its investment in Portables for loss of approximately $11.5 million. The Company had previously erroneous accounted for its investment in Portables using the consolidation method of accounting; however, it was subsequently determined that the proper method of accounting for its investment was the equity method; accordingly, the Company has revised its presentation of 2013 financial statements in this Form 10-Q. Refer to "Note 21 - Correction of Error for Accounting of Portables Unlimited, LLC" for further details.

Zoom's principal executive offices are located in the People's Republic of China at Sanlitun SOHO, Building B, 19th Floor, No.8 Workers Stadium North Road, Chaoyang District, Beijing, China 100027; its telephone number is 86-10-5935-9000. The Company's corporate web site address is www.zoom.com.

The diagram below summarizes the Company's corporate structure as of March 31, 2014:

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

Equity Method Accounting

In May 2012, the Company invested $12.3 million to establish a joint venture named SpreadZoom Technologies Co. Ltd., ("SpreadZoom"). The Company owns 47.4% of SpreadZoom and accounted for this investment under the equity method of accounting (ASC 323-30). Refer to "Note 18 - Equity Method Investments" for details.

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

Asset Impairment

Zoom periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. Zoom also utilizes judgment to determine other factors within fair value analyses, including the applicable discount rate. As of December 31, 2012, the Company had completely written off goodwill resulting from its acquisition of Jiangsu Leimone, Silver Tech, and CDE. There was no goodwill outstanding as of and for the three months ended March 31, 2014.

Results of Operations for the Three Months Ended March 31, 2014

Revenues

Our revenues from continuing operations were $0 for the three months ended March 31, 2014 and 2013. The Company is restructuring its business and expects to consummate a transaction to invest in a high growth technology based business.

Cost of sales

For the three months ended March 31, 2014 and 2013, our costs of sales from continuing operations were $0. As previously noted, the Company is restructuring its business.

Gross profit

Gross profits from continuing operations for the three months ended March 31, 2014 and 2013 were $0.

Operating expenses

Sales, general and administrative expenses from continuing operations primarily consisted of compliance expense related to maintaining the Company's status as public company.

The Company has not issued any non-cash equity-based compensation during the three months ended March 31, 2014.

Other income/(expenses)-net

The Company's other net expense was $223,850 and $485,418 for the three months ended March 31, 2014 and 2013. There was a net investment loss for SpreadZoom of $377,005 for the three months ended March 31, 2014 as compared to an investment loss of $252,588 for the same period in 2013 (as restated). The Company also incurred net investment loss for Portables of $152,481for the three months ended March 31, 2013 (as restated).

Net (loss) income

For the three months ended March 31, 2014 and 2013, the Company's net loss was $541,124 as compared to net income of $1,500,386 for the corresponding period in 2013. The substantial losses are the result of the Company restructuring and ongoing public company expenses.

Other comprehensive income/(loss)

The Company's other comprehensive income is attributable to foreign currency exchange fluctuations, particularly the Renminbi against the USD.

Liquidity and Capital Resources

Zoom generally finances its operations from cash flow generated internally, equity fundraising and short-term bank loans due in less than one year and with interest rates between 5.3% and 8.4%. As of March 31, 2014, we had cash and equivalents of $4,694,290, an increase of $4,657,555 from $36,735 as of December 31, 2013. We also had $8,463,136 in restricted cash a reduction of $11,169,729 from $19,632,865 in restricted cash. The reduction was a result of certain funds to be reclassified as short term investments. The restricted cash and short term investment are held in a wealth management trust account controlled by the Company's Chief Executive Officer and BZCC. The funds were related to the disposition of certain discontinued operations. As of May 16, 2014, the funds have been released to the Company for use without any further restrictions. The signatory and dispositive authority over the funds in the wealth management account after they were unencumbered rests solely with the Company's Chief Executive Officer.

The net cash provided in operating activities in for three months ended March 31, 2014 was $6,144,781 compared to net cash used in operating activities for the same period in 2013 of $23,499,656 (as restated). The net cash inflow from operating activities in 2013 was primarily generated in discontinued operations by decreases in accounts receivables and increases in accrued and other current liabilities.

Net cash provided by in investing activities was $8,665,840 for the three months ended March 31, 2014. These funds were primarily sourced from discontinued operations as certain restricted with PRC banks became unencumbered.

Net cash used in financing activities was $3,936,258 for the three months ended March 31, 2014. These funds were used in discontinued operations for the repayments of related parties and notes payable.

Contractual Obligations

As of March 31, 2013, the Company had promissory note obligations outstanding for past acquisitions totaling $350,937. The Company also owed $1,861,853 to M&T Bank as co-borrower with Portables on an amortizing term note. The Company was also a co-borrower revolving on a line of credit of $2,500,000 from M&T bank. On May 20, 2014, the Company was released by M&T Bank as co-borrower for both the line of credit and term note.

On a go forward basis over the next 12 months, Zoom intends to continue to rely on restricted cash to fund its operational cash needs. In the event that expansion or acquisition opportunities exist, the Company may contemplate additional conventional bank and/or equity financing to take advantage of such opportunities. However, there is no assurance that such opportunities can be found, and if so, whether financing is available at acceptable terms.

Off Balance Sheet Arrangements

As of March 31, 2014, Zoom had no off balance sheet arrangements.

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

Management's Interim Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2014, the Company identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of March 31, 2014.

The specific material weakness identified by the Company's management as of March 31, 2014 is described as follows:

  The Company has had to make corrections of errors on two separate occasions during the last two years for its accounting of warrants and its accounting for its equity investment in Portables. These corrections of errors represent material weaknesses in the Company's ability to accurately account for complex accounting issues. The Company is currently reviewing its processes to determine if more additional outside expertise is necessary to account for transactions that require complex accounting treatments. The Company must assess the cost benefit of using outside sources. As of the date of this report, the Company it still conducting its analysis; however, the Company has begun evaluating potential remedial measures to eliminate the material weakness.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

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
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 16, 2014 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Lei Gu
Lei Gu
Chief Executive Officer

By: /s/ Patrick Wong
Patrick Wong
Chief Financial Officer

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