Form 10-K/A
period 2013-12-31
ZOOM TECHNOLOGIES INC
filed 2014-06-18
CIK 822708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Zoom Technologies, Inc. (the "Company") on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on May 23, 2014 (the "Form 10-K"), is:

(1) to file Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) and
(2) to file Exhibits 10.8 and 10.9 to the Form 10-K and to correct ITEM 15 - EXHIBITS for typographical numbering errors in the original Form 10-K.

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

10.8*	Share Purchase Agreement Supplemental Agreement, dated December 30, 2012, between the Company and BZCC.

10.9*	Assignment Agreement, dated December 30, 2013, by and among the Company, BZCC and Tianjin Huatianli Trading Co., Ltd.

10.10

Letter of Intent, dated January 13, 2014, by and between Zoom Technologies, Inc. and Tinho Union Holding Group (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 15, 2014 and incorporated by reference herein).

21.1**	List of Subsidiaries

23.2**	Consent of Marcum Bernstein & Pinchuk LLP

31.1**	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Previously filed on the Company's Form 10-K filed on May 23, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM TECHNOLOGIES, INC.
(Registrant)

Date: June 18, 2014	By:	/s/ Lei (Leo) Gu
Lei Gu Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei (Leo) Gu	Chief Executive Officer	June 18, 2014
Lei Gu	and Chairman

/s/ Patrick Wong	Chief Financial Officer and Director	June 18, 2014
Patrick Wong	(Principal Financial and Principal Accounting Officer)
/s/ Augustine Lo	Director	June 18, 2014
Augustine Lo

________________________	Director
Chang Shan

________________________	Director
Chin Hung (James) Lo

/s/ Xinyue Jasmine Geffner Xinyue Jasmine Geffner	Director	June 18, 2014