Form 10-Q/A
period 2014-03-31
ZOOM TECHNOLOGIES INC
filed 2014-06-20
CIK 822708

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Zoom Technologies, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on June 16, 2014 (the "Form 10-Q"), is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 20, 2014 by the undersigned, thereunto duly authorized.

Zoom Technologies, Inc.
(Registrant)

By: /s/ Patrick Wong
Patrick Wong
Chief Financial Officer